Form 10-K
period 2005-12-31
COUNTRYWIDE FINANCIAL CORP
filed 2006-03-01
CIK 25191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8422

Countrywide Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-2641992
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4500 Park Granada, Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 225-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.05 Par Value	New York Stock Exchange Pacific Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒               Accelerated filer  ☐              Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was $22,735,828,809 based on the closing price as reported on the New York Stock Exchange.

As of February 24, 2006, there were 602,995,163 shares of Countrywide Financial Corporation Common Stock, $0.05 par value, outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held June 14, 2006	Part III

Countrywide Financial Corporation

2005 Annual Report of Form 10-K

PART I

Item 1.                        Business

Overview

Countrywide Financial Corporation (“Countrywide”) is a holding company which, through its subsidiaries (collectively, the “Company”), is engaged in mortgage lending and other finance-related businesses, including mortgage banking, retail banking and mortgage warehouse lending, securities dealing, insurance underwriting and international mortgage loan processing and subservicing.

We manage our business through five business segments—Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations. We primarily conduct the following operations in these segments:

•       Mortgage Banking—We originate, purchase, securitize and service mortgage loans nationwide.

•       Banking—We operate a federally-chartered bank that primarily invests in mortgage loans and home equity lines of credit primarily sourced through our mortgage banking operation. We also provide short-term secured financing to mortgage lenders through a non-depository lending company.

•       Capital Markets—We operate an institutional broker-dealer that primarily specializes in trading and underwriting mortgage-backed securities. During 2004, this segment began originating for sale loans secured by commercial real estate. We also manage within this segment the acquisition and disposition of mortgage loans on behalf of Countrywide Home Loans (“CHL”), our primary mortgage banking subsidiary.

•       Insurance—We offer property, casualty, life and credit insurance as an underwriter and as an independent agent. We also provide reinsurance coverage to primary mortgage insurers.

•       Global Operations—We provided mortgage loan application processing and mortgage loan servicing on behalf of a financial institution in the United Kingdom through a joint venture with that institution. This joint venture was terminated on December 23, 2005. We will continue to offer these services in addition to licensing the proprietary technology supporting these services. Certain of the Company’s administrative functions are performed through an Indian subsidiary.

Mortgage banking continues to be our core business, generating 59% of our pre-tax earnings in 2005. Our other segments generated the following percentages of our pre-tax earnings in 2005: Banking—25%; Capital Markets—11%; Insurance—4%; and Global Operations—1%. We have leveraged our mortgage lending operations in recent years to capitalize on meaningful related opportunities to provide sources of earnings that are less cyclical than the mortgage banking business. For financial information about our segments, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results” section and “Note 26—Segments and Related Information” in the financial statement section of this Report.

Available Information

We have a Web site located at www.countrywide.com and make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports available, free of charge, on that Web site, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our Corporate Governance Guidelines, our Code of Business Ethics, and the charters of the committees of our Board of Directors are also available on our Web site and printed copies are available upon request.

Loan Production

We produce residential and commercial mortgage loans within the Mortgage Banking, Banking and Capital Markets Segments. Most of the mortgage loans we produce in the Mortgage Banking and Capital Markets Segments are sold into the secondary mortgage market, primarily in the form of mortgage-backed securities. We generally perform the ongoing servicing functions related to the mortgage loans that we produce. Loans produced in our Banking Segment are generally held for investment.

Types of Loans

We originate and purchase mortgage loans that generally fall into one of the following four categories:

•       Prime Mortgage Loans—These are prime credit quality first-lien mortgage loans secured by single-family residences. References to loans secured by single-family residences in this document include loans secured by one-to-four dwelling unit residential real estate.

•       Prime Home Equity Loans—These are prime credit quality second-lien mortgage loans, including home equity lines of credit, secured by single-family residences.

•       Nonprime Mortgage Loans—These are first- and second-lien mortgage loans secured by single-family residences, made to individuals with credit profiles that do not qualify them for a prime loan.

•       Commercial Real Estate Loans—These are prime credit quality first-lien mortgage loans secured by commercial properties, such as apartment buildings, retail properties, offices, industrial sites, hotels and other commercial properties.

The majority of our loan production consists of Prime Mortgage Loans. Prime Mortgage Loans include conventional mortgage loans, loans insured by the Federal Housing Administration (“FHA”) and loans guaranteed by the Veterans Administration (“VA”). A significant portion of the conventional loans qualify for inclusion in guaranteed mortgage securities backed by Fannie Mae or Freddie Mac (“conforming loans”). Some of the conventional loans we produce either have an original loan amount in excess of the Fannie Mae and Freddie Mac loan limit for single-family loans ($417,000 for 2006) or otherwise do not meet Fannie Mae or Freddie Mac guidelines. Loans that do not meet Fannie Mae or Freddie Mac guidelines are referred to as “nonconforming loans.” In certain tables and elsewhere in this Report, FHA and VA loans may be referred to as Government Loans.

The following table summarizes our mortgage loan production by business segment and by loan type:

	Mortgage Loan Production
					Ten Months
					Ended
	Years Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(in millions)
By Segment:
Mortgage Banking	$427,916	$317,811	$398,310	$242,437	$121,002
Banking	42,003	27,116	14,354	805	—
Capital Markets:
Conduit acquisitions(1)	21,028	18,079	22,200	8,659	2,967
Commercial Real Estate	3,925	358	—	—	—
Total Mortgage Loans	$494,872	$363,364	$434,864	$251,901	$123,969
By Loan Type:
Prime Mortgage Loans	$403,604	$292,672	$396,934	$230,830	$112,750
Nonprime Mortgage Loans	44,637	39,441	19,827	9,421	5,580
Prime Home Equity Loans	42,706	30,893	18,103	11,650	5,639
Commercial Real Estate	3,925	358	—	—	—
Total Mortgage Loans	$494,872	$363,364	$434,864	$251,901	$123,969

(1)   Acquisitions from third parties

For additional loan production statistics, see the section in this Report entitled “Business—Loan Production Tables.”

Mortgage Banking Segment

Our Mortgage Banking Segment produces mortgage loans through a variety of channels on a national scale. Most of the mortgage loans we produce in this segment are sold into the secondary mortgage market, primarily in the form of mortgage-backed securities. We generally perform the ongoing servicing functions related to the mortgage loans that we produce. We also provide various loan closing services such as title, escrow and appraisal. We group the activities of our Mortgage Banking Segment into three business sectors—Loan Production, Loan Servicing and Loan Closing Services. See the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for a discussion of the effect of seasonality on our business.

Loan Production

We produce mortgage loans through four production divisions of Countrywide Home Loans (“CHL”)—Consumer Markets, Wholesale Lending, Correspondent Lending and Full Spectrum Lending and, beginning in the third quarter of 2005, through Countrywide Bank. Countrywide Bank funds loans for both investment purposes and for sale. Bank production in the Mortgage Banking Segment includes loans originated for sale at the Bank together with bulk sales of loans from the Bank to the Mortgage Banking Segment.

The following table summarizes our Mortgage Banking loan production by division:

	Mortgage Loan Production(1)
					Ten Months
					Ended
	Years Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(in millions)
Correspondent Lending	$197,104	$133,588	$194,948	$109,474	$42,502
Consumer Markets	116,399	95,619	104,216	62,189	37,357
Wholesale Lending	80,660	72,848	91,211	67,188	39,312
Full Spectrum Lending	25,670	15,756	7,935	3,586	1,831
Countrywide Bank	8,083	—	—	—	—
Total Loans	$427,916	$317,811	$398,310	$242,437	$121,002

(1)          For additional production statistics, see the section in this Report entitled “Business—Loan Production Tables.”

Correspondent Lending Division

Our Correspondent Lending Division purchases mortgage loans from other lenders, which include mortgage bankers, commercial banks, savings and loan associations, home builders and credit unions. As of December 31, 2005, this Division served approximately 2,100 lenders, who are subject to initial and ongoing credit evaluation and monitoring, operating in all 50 states and the District of Columbia.

For 2005, Countrywide was ranked by Inside Mortgage Finance as the largest correspondent lender, in terms of volume, among residential correspondent mortgage lenders nationwide.

Consumer Markets Division

Our Consumer Markets Division (“CMD”) originates mortgage loans through three business channels: the Distributed Retail channel, the Business-to-Consumer channel and the Strategic Business Alliances channel.

The Distributed Retail channel is the branch network which originates loans through relationships with consumers, builders, realtors and through joint ventures. As of December 31, 2005, this channel consisted of 662 branch offices in 48 states and the District of Columbia, including 70 dedicated joint venture branches. This channel has a sales force of 6,373 primary originators, which includes those dedicated to joint venture relationships. The sales staff for the Distributed Retail channel is primarily focused on consumer lending through relationships established with previous customers, realtors, builders and joint venture partners. The Distributed Retail channel (including the joint venture relationships) originated 83% of Consumer Markets Division total volume for the year ended December 31, 2005.

The Business-to-Consumer channel primarily originates mortgage loans directly from portfolio customers through the Internet and through our call centers. The Business-to-Consumer channel focuses on customer retention and marketing by providing our existing customers with an efficient and convenient means to obtain financing for a new home, refinance their existing mortgage or to obtain a Home Equity loan. As of December 31, 2005, the Business-to-Consumer channel consisted of four call centers with a sales staff of 749. This channel accounted for 15% of CMD’s total volume for the year ended December 31, 2005.

The Strategic Business Alliance channel facilitates and manages the development of new sources of loans by developing and deploying relationships with organizations that influence the placement of mortgage services and by supporting acquisition-related activities. This channel focuses primarily on developing revenue-sharing arrangements such as joint ventures, third party outsourcing, relocation lending, marketing service agreements and brokered-in agreements. This channel accounted for 2% (excluding Distributed Retail volume from joint venture relationships) of CMD’s total volume for the year ended December 31, 2005.

For 2005, Countrywide was ranked by Inside Mortgage Finance as the second largest retail lender, in terms of volume, among residential retail mortgage lenders nationwide.

Wholesale Lending Division

Our Wholesale Lending Division underwrites and funds mortgage loans sourced by mortgage loan brokers and other financial intermediaries. The Division offers a wide variety of Prime and Nonprime Mortgage Loan and Prime Home Equity Loan products. Business is solicited through a sales force, the Internet (www.CWBC.com), advertising and participation of branch management and sales personnel in trade associations.

As of December 31, 2005, our Wholesale Lending Division operated 52 branch offices and seven fulfillment centers in various parts of the United States. Through this Division we source loans through approximately 30,000 mortgage loan brokers nationwide.

For 2005, Countrywide was ranked by Inside Mortgage Finance as the largest wholesale originator, in terms of volume, among residential wholesale mortgage lenders nationwide.

Full Spectrum Lending Division

The Full Spectrum Lending Division originates Nonprime and Prime Mortgage Loans with the primary focus on refinance and home equity products. This Division operates through a network of

195 retail branch offices located in 38 states, as well as 7 call centers. The branches and call centers of this Division are supported by 3 fulfillment centers for underwriting and funding of these mortgage loans.

The Division’s mortgage production is generated primarily through customer retention efforts directed to Countrywide’s nonprime servicing portfolio, but also through direct mail, internet, mass media and joint venture relationships. Of the 195 Full Spectrum retail branch offices, 45 operate with a large network of sales associates who are dedicated to the fulfillment of referrals of Nonprime Mortgage Loan customers from Countrywide’s Consumer Markets Division.

Countrywide Bank Mortgage Banking Activities

Countrywide Bank produces loans for sale by our Mortgage Banking Segment. As this activity is a Mortgage Banking activity, the mortgage loan production and the income relating to the sale of these loans is included in the Mortgage Banking Segment. The production of loans by Countrywide Bank for our Mortgage Banking operations is an efficient means to manage growth of the Bank’s portfolio of loans held for investment while complying with regulatory requirements.

Affordable and Multicultural Home Loan Programs

For more than a decade, we have pursued a variety of affordable home loan initiatives designed to increase homeownership opportunities for low-to moderate-income borrowers and those with diverse backgrounds. Our long-time initiative, known as We House America®, supports affordable housing programs undertaken by Fannie Mae and promoted by various government agencies, including the U.S. Department of Housing and Urban Development.

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

Through We House America, we provide telephone-based counseling services and web channel resources to educate prospective first-time minority and low- to moderate-income homebuyers about the home loan process. We House America also provides bilingual counselors and instructors, and educational materials printed in other languages.

We have made other significant commitments to affordable lending and multicultural markets initiatives designed to increase homeownership opportunities among minority and immigrant communities. For example, we are approved to participate in more than 950 mortgage loan programs that assist with down payments and closing costs, which are offered by state, county and city agencies, municipalities and not-for-profit organizations. In early 2005, we extended our five-year We House America Campaign, with a goal of originating $1.0 trillion in loans to targeted homebuyers by the end of 2010. As of December 31, 2005, we made loans to 3.4 million borrowers and funded $512 billion (including Prime and Nonprime Mortgage Loans) toward this goal.

Loan Servicing

When we sell mortgage loans, we generally retain the rights to service these loans. The value we assign to these rights are referred to as mortgage servicing rights (“MSRs”). We may also retain other financial interests when we securitize mortgage loans. We include the value of these retained interests on our balance sheet. The results of the Loan Servicing Sector include the performance of these interests, as well as the operational and other financial activities related to servicing mortgage loans.

In servicing mortgage loans, we collect and remit loan payments, respond to customer inquiries, account for principal and interest, hold custodial (impound) funds for payment of property taxes and insurance premiums, counsel delinquent mortgagors, supervise foreclosures and property dispositions. We receive servicing fees and other remuneration in return for performing these functions.

Mortgage Servicing Rights, Other Retained Interests and the Servicing Hedge

Our MSRs arise from contractual agreements between us and investors (or their agents) in mortgage-backed securities and mortgage loans. Although MSRs generally arise from the securitization of mortgage loans that we originate, we also occasionally purchase MSRs from other servicers. For a more complete description of MSRs, see “Note 3—Loan Sales” in the financial statement section of this Report.

MSRs and other retained interests are generally subject to a loss in value when mortgage rates decline. To moderate the effect on earnings of declines in value of MSRs and other retained interests, we maintain a portfolio of financial instruments, primarily derivative contracts, which generally increases in value when interest rates decline. This portfolio of financial instruments is referred to as the “Servicing Hedge.” See “Note 4—Derivative Financial Instruments—Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Other Retained Interests” in the financial statement section of this Report for a further discussion of our Servicing Hedge.

Loan Servicing Operations

The various functions within our loan servicing operations are briefly described in the following paragraphs. These operations are performed in six primary locations: two in California, three in Texas and one in Mumbai, India.

Customer Service

Our Customer Service Call Centers managed more than 51 million contacts with customers in 2005. These contacts were primarily handled through our Customer Service Representatives, Automated Phone System and Web site (www.customers.countrywide.com). This division also prints monthly statements and oversees outbound customer correspondence. Approximately 23% of our customers have chosen to receive electronic statements, which reduces the cost and improves the timeliness of providing loan information to them.

Remittance Processing

Our Remittance Processing division processes all payments, loan payoffs and payoff demand statements. Approximately 39% of our customers make their monthly payments electronically using various automated payment methods.

Collections and Loss Mitigation

Our Collections and Loss Mitigation units work with delinquent borrowers to bring their mortgages back to current status and to avoid foreclosure if possible. Workout efforts are tailored to the specific borrower circumstances and comply with the requirements of the mortgage investor.

Foreclosure and Bankruptcy

Foreclosure and bankruptcy are complex processes that are subject to federal and state laws and regulations, as well as various guidelines imposed by mortgage investors and insurers. Our workflow-based systems facilitate consistent processing of defaulted mortgage loans, as well as an efficient flow of data between internal and external business partners. To minimize related costs and to increase efficiency, we utilize our own companies in support of our foreclosure and bankruptcy activities.

Investor Accounting

Our Investor Accounting department reconciles custodial accounts, processes investor remittances and maintains accounting records on behalf of our mortgage investors, including Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and Freddie Mac, as well as more than 2,000 private investors.

Related Services

We perform several loan servicing functions internally that other loan servicers commonly outsource to third parties. We believe the integration of these functions gives us a competitive advantage by lowering overall servicing costs and enabling us to provide a high level of service to our mortgage customers and mortgage investors. In addition to providing foreclosure and bankruptcy activities, our integrated services include property tax payment processing, performing property inspections, and insurance tracking and premium payment processing.

The following table sets forth certain information regarding the Company’s loan servicing portfolio, including mortgage loans and securities held for sale and residential mortgage loans subserviced for others, for the periods indicated:

					Ten Months
					Ended
	Years Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(in millions)
Beginning owned servicing portfolio	$821,475	$630,451	$441,267	$327,541	$284,961
Activity during the period:
Residential loan production	490,947	363,006	434,864	251,901	123,969
Purchased MSRs (bulk acquisitions)	51,377	40,723	6,944	4,228	3,770
Runoff(1)	(281,491)	(212,705)	(252,624)	(140,445)	(85,159)
Servicing sold	(1,119)	—	—	(1,958)	—
Ending owned servicing portfolio	1,081,189	821,475	630,451	441,267	327,541
Subservicing portfolio	29,901	16,847	14,404	11,138	9,086
Total servicing portfolio	$1,111,090	$838,322	$644,855	$452,405	$336,627
MSR portfolio	$978,988	$758,975	$581,964	$422,328	$315,131
Mortgage loans owned	102,201	62,500	48,487	18,939	12,410
Subservicing portfolio	29,901	16,847	14,404	11,138	9,086
Total servicing portfolio	$1,111,090	$838,322	$644,855	$452,405	$336,627

	As of December 31,
	2005	2004	2003	2002	2001
	(dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$863,688	$639,148	$512,889	$343,420	$235,804
Nonprime Mortgage	116,101	84,608	36,332	21,976	18,495
Prime Home Equity	51,491	45,053	24,174	15,667	11,198
FHA-insured mortgage	36,949	39,618	43,281	45,252	46,190
VA-guaranteed mortgage	12,960	13,048	13,775	14,952	15,854
Total owned servicing portfolio	$1,081,189	$821,475	$630,451	$441,267	$327,541
Delinquent mortgage loans(2):
30 days	2.59%	2.35%	2.35%	2.73%	3.11%
60 days	0.87%	0.70%	0.72%	0.87%	0.98%
90 days or more	1.15%	0.78%	0.84%	1.02%	1.17%
Total delinquent mortgage loans	4.61%	3.83%	3.91%	4.62%	5.26%
Loans pending foreclosure(2)	0.44%	0.42%	0.43%	0.55%	0.69%
Delinquent mortgage loans(2):
Conventional	2.60%	2.24%	2.21%	2.43%	2.45%
Nonprime Mortgage	15.20%	11.29%	12.46%	14.41%	14.42%
Prime Home Equity	1.57%	0.79%	0.73%	0.80%	1.48%
Government	14.61%	13.14%	13.29%	12.61%	12.14%
Total delinquent mortgage loans	4.61%	3.83%	3.91%	4.62%	5.26%
Loans pending foreclosure(2):
Conventional	0.20%	0.21%	0.21%	0.23%	0.30%
Nonprime Mortgage	2.03%	1.74%	2.30%	2.93%	3.39%
Prime Home Equity	0.06%	0.03%	0.02%	0.05%	0.02%
Government	1.09%	1.21%	1.20%	1.32%	1.23%
Total loans pending foreclosure	0.44%	0.42%	0.43%	0.55%	0.69%

(1)          Runoff refers to principal repayments on loans.

(2)          Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their non-performing status.

Properties securing the mortgage loans in the Company’s servicing portfolio are geographically dispersed. The following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top three states (as measured by unpaid principal balance) at December 31, 2005:

State	Unpaid Principal Balance	% Total Balance
	(in millions)
California	$329,008	30%
Florida	73,389	7%
Texas	49,166	4%
All other states	659,527	59%
Total	$1,111,090	100%

Loan Closing Services Sector

We provide loan closing products and services such as credit reports, appraisals, title reports, property valuation services and flood determinations through our LandSafe, Inc. group of companies. We provide these services primarily to customers referred by our loan production divisions but to third parties as well.

Competition

The mortgage lending business is inherently complex due to several factors:

•       The continuing evolution of the secondary mortgage market

•       The proliferation of mortgage products

•       Greater regulation imposed on the industry by more levels of government has resulted in increased costs and the need for higher levels of specialization.

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

To compete effectively in this environment, mortgage lenders must have a very high level of operational, technological and managerial expertise. In addition, the residential mortgage business has become more capital-intensive and therefore access to capital at a competitive cost is critical. Primarily as a result of these factors, the industry has consolidated significantly.

Today, large, sophisticated financial institutions dominate the residential mortgage industry. These industry leaders are primarily commercial banks operating through their mortgage banking subsidiaries. Today, the top 30 mortgage lenders have a combined 88% share of the mortgage origination market, up from 63% five years ago.

This consolidation trend also is reflected in loan servicing. Today, the top 30 mortgage servicers combined have a 71% share of the total mortgages outstanding, up from 64% five years ago.

Generally, we compete as a mortgage banker by consistently offering a wide selection of mortgage loans through all marketing channels on a national scale, by providing high-quality service, and by pricing our mortgage loans at competitive rates.

Banking Segment

Our Banking Segment consists of the following operations:

•       The investment and fee-based activities of Countrywide Bank, N.A., an FDIC-insured, federally-chartered bank (“Banking Operations”)

•       Countrywide Warehouse Lending, a non-depository lending company that provides short-term secured financing to mortgage lenders.

Countrywide Bank

Mortgage Banking Activities

Countrywide Bank produces loans for sale that are part of our Mortgage Banking Segment. As this activity is a Mortgage Banking activity, the mortgage loan production and the income relating to the sale of these loans is included in the Mortgage Banking Segment. The production of loans by Countrywide Bank for our Mortgage Banking operations is an efficient means to manage growth of the Bank’s portfolio of loans held for investment while minimizing the operational impact of complying with regulatory requirements.

Banking Operations

Our Banking Operation primarily originates and purchases mortgage loans and home equity lines of credit for investment purposes. The majority of these loans are sourced through our mortgage banking subsidiary, Countrywide Home Loans. For liquidity and asset-liability management purposes, we also invest in collateralized mortgage obligations and other securities that supplement the loan portfolio of our Banking Operations.

Our banking operations continue to leverage the relationship with the Mortgage Banking Segment by sourcing high-quality mortgage assets through existing production distribution channels and then funding the loans for retention in the Bank’s investment portfolio. Asset growth is funded by the Bank’s overall low-cost liability base, where growth is driven by the continued expansion of its core retail deposit franchise. The Bank obtains retail deposits, primarily certificates of deposit, through the Internet, call centers and 86 financial centers, 73 of which are located in Countrywide Home Loans’ retail branch offices as of December 31, 2005. The Bank activities provide the Company with an expanded product menu, lower cost funding sources and opportunities for a diversified revenue stream through net interest income.

Through Countrywide Bank we offer deposit accounts. We also sell these deposit products online, from call centers and through deposit brokers (generally well-recognized financial intermediaries). Countrywide Bank also offers commercial deposit accounts to title and mortgage insurance companies through a developing commercial business unit. A significant portion of Countrywide Bank’s deposit liabilities are comprised of custodial funds that relate to the loan servicing portfolio of Countrywide Home Loans. Countrywide Bank also borrows funds on a secured basis from the Federal Home Loan Bank of Atlanta, executes repurchase agreements and purchases federal funds to supplement its deposit liabilities.

Countrywide Bank acts as a mortgage document custodian, primarily for our mortgage banking operations. As a document custodian, we verify, maintain and release collateral for issuers, servicers, sellers and purchasers of debt securitizations. We also provide other services including safekeeping, review/certification, release requests and customer reporting.

Properties securing the mortgage loans in our portfolio of loans held for investment are concentrated in the State of California. The following is a summary of the geographical distribution of loans included in the Bank’s loan inventory portfolio for the top three states (as measured by unpaid principal balance) at December 31, 2005:

State	Unpaid Principal Balance	% Total Balance
	(in millions)
California	$29,818	47%
Virginia	3,491	6%
Florida	2,896	5%
All other states	28,177	42%
Total	$64,382	100%

Countrywide Warehouse Lending

We provide committed and uncommitted lines of credit to mortgage bankers to finance their mortgage loan inventories (“warehouse”). Most of these mortgage bankers sell loans to our Correspondent Lending Division. All of these advances are secured by mortgage loans that have a market value in excess of the balance of our advances.

Competition

We operate in a highly competitive environment. Competition for retail deposits comes primarily from other insured depository institutions, which include approximately 7,500 commercial banks and approximately 1,300 savings institutions. We attract and retain deposits through a combination of competitive rates, physical presence, and experienced banking professionals, as well as easy access to our products through call centers and the Internet at www.countrywidebank.com. Because of our low-cost structure, we are able to offer deposit rates that are among the most competitive in the industry.

Countrywide Bank invests primarily in short duration residential mortgage loans. Competition in making real estate loans come principally from other savings institutions, mortgage banking companies, and commercial banks. The majority of loans that the Banking Segment invests in are sourced by the Mortgage Banking Operation. Countrywide Bank also competes with commercial banks and investment banks in the purchase of loans from third parties.

Our Banking Segment’s competitive position is enhanced by its relationship with our Mortgage Banking Segment. For example, a significant portion of Countrywide Bank’s deposit liabilities consists of custodial funds controlled by Countrywide Home Loans. As discussed above, Countrywide Bank obtains retail deposit products through financial centers placed within certain of Countrywide Home Loans’ retail branch offices. This economical use of space reduces the Bank’s deposit acquisition costs. Countrywide Bank also provides mortgage document custodial, reconveyance and foreclosure trustee services for our Mortgage Banking Segment.

Capital Markets Segment

Our Capital Markets Segment primarily operates as a registered securities broker dealer, a residential mortgage loan manager and a commercial mortgage loan originator. We also operate broker dealers in Japan and the United Kingdom, an introducing broker dealer of futures contracts, an asset manager and a broker of mortgage servicing rights. With the exception of our commercial mortgage activities, we transact only with institutional customers, such as banks, other depository institutions, insurance companies, asset managers, mutual funds, pension plans, other broker dealers and governmental agencies. Customers of our commercial real estate finance business are the owners or sponsors of commercial properties, who can be individuals or institutions.

Our activities consist of the following:

Conduit

Conduit activities include the purchase, warehousing and ultimate disposition of residential mortgage loans on behalf of Countrywide Home Loans. In our conduits, we manage both Nonprime Mortgage Loans and Prime Mortgage Loans which are either acquired from third parties or originated by Countrywide Home Loans. We dispose of the loans through sale to third parties or through securitization. We also manage the acquisition and disposition of delinquent or otherwise illiquid residential mortgage loans, some of which have been originated under FHA and VA programs. We attempt to cure the loans, using the servicing operations of Countrywide Home Loans, with the intent to securitize those loans that become eligible for securitization. The remaining loans are serviced through foreclosure and liquidation, which includes the collection of government insurance and guarantee proceeds relating to defaulted FHA and VA program loans.

Securities Trading

Securities trading activities include the trading of debt securities in the secondary market after the original issuance of the security. We generally trade mortgage-related fixed-income securities, including Mortgage-Backed Securities (“MBS”), collateralized mortgage obligations and asset-backed securities issued by Fannie Mae, Freddie Mac, Ginnie Mae and other financial institutions, including Countrywide Home Loans. We also trade securities issued by the U.S. Department of Treasury and other governmental agencies.

Underwriting

Underwriting activities encompass the assumption of the risk of buying a new issue of securities from the issuer and reselling the securities to investors, either directly or through dealers. Capital Markets primarily underwrites mortgage-related debt securities. In return for assuming this risk, Capital Markets earns an underwriting spread that is the difference between the amount paid to the issuer of securities and the offering price to investors, net of expenses. The spread earned on each transaction may vary based upon the nature of the market and the terms of the underwriting agreement. Capital Markets participates in both competitive bid and negotiated underwritings. We underwrite for CHL and for third parties.

Brokering

Brokering activities include brokerage of residential mortgage loan transactions, brokerage of mortgage servicing rights, advisory services and brokering of exchange traded futures contracts and commodity options in an agent capacity. The brokerage of residential mortgage loans, mortgage servicing rights and futures contracts can be between third parties or between CHL and third parties.

Origination and Sale of Commercial Mortgage Loans

Capital Markets originates and sells commercial mortgage loans. Commercial mortgages are mortgages secured by commercial properties, such as apartment buildings, retail properties, offices, industrial sites, hotels and other. These loans are significantly larger than residential mortgage loans. The average loan balance of the commercial loans originated in 2005 was $15.2 million.

Asset Management

Asset management activities derive from the management of assets for the benefit of investors. This may include managing a private equity fund, as well as collateralized debt and bond obligations. We receive fees, including performance fees, for providing these services. We may also share in the results of the funds when we hold an investment interest in the fund.

Competition

The securities industry is both highly competitive and fragmented. In the mortgage securities market, we compete with global investment banks as well as regional broker-dealers. We believe by leveraging the strengths of Countrywide Home Loans and by specializing in the mortgage securities market, we can offer information, products and services tailored to the unique needs of institutional customers, giving us an advantage in the market. In contrast, many of our competitors offer a broader range of products and services, which may place us at a competitive disadvantage. However, by offering more non-residential mortgage related products and services to the global institutional investor markets we believe this helps us compete.

For 2005, according to Inside MBS & ABS, we ranked fourth among Non-Agency MBS Underwriters.

Insurance Segment

Our Insurance Segment’s primary activities are:

•       Offering property, casualty, life and credit insurance as an underwriter and as an insurance agency

•       Providing reinsurance coverage to primary mortgage insurers

We manage these activities through two business units—Balboa Life and Casualty Group and Balboa Reinsurance Company.

Life and Casualty Operations

Life and Casualty operations include the operations of Balboa Life and Casualty Group, an insurance underwriter/carrier, and Countrywide Insurance Services Group, an insurance agency.

Balboa Life and Casualty Group

We underwrite property, casualty, life and credit insurance in all 50 states and the District of Columbia through our Balboa Life and Casualty Group. However, during October 2005, we filed a notice with the Florida Office of Insurance Regulation to discontinue underwriting voluntary homeowners and renters insurance in Florida.

Balboa Life and Casualty Group offers the following insurance product lines:

•       Lender-Placed Property and Auto—We offer lender-placed real-property hazard insurance and lender-placed auto insurance. Such insurance is provided on behalf of auto and mortgage lenders when borrowers fail to have agreed-upon insurance coverage in place to protect the lender’s security interest. We also provide insurance tracking services, which alert a lender when there is a lapse in a borrower’s insurance, for more than 17.2 million loans, including nearly 7.4 million loans serviced within our Mortgage Banking Segment.

•       Voluntary Homeowners and Auto—We underwrite retail homeowners and auto insurance and home warranty plans for consumers.

•       Life and Credit—We underwrite term life, credit life and credit disability insurance products.

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

Countrywide Insurance Services Group

Our Countrywide Insurance Services (“CIS”) Group operates an insurance agency that provides consumers, in particular our mortgage customers, with homeowners insurance, life insurance, disability insurance, automobile insurance and various other insurance products. CIS also operates a full-service commercial insurance brokerage that offers a comprehensive menu of products and services to meet the insurance needs of small, mid-size and large commercial businesses. The commercial insurance brokerage distributes a wide array of competitively priced property & casualty and employee benefits programs in specialty niche markets, including home builders, mortgage brokers and bankers, real estate brokers and commercial property owners.

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

The homeowners, auto, term life, credit-life and credit-disability marketplaces are dominated by large, well-known providers. Consumers select such insurance based on price, service, commissions and the efficiency and effectiveness of marketing and underwriting operations.

We compete generally by providing high-quality service and pricing our products at competitive rates, as well as by leveraging our residential mortgage loan customer base.

Global Operations Segment

The primary activities we conduct in our Global Operations Segment include:

•       Loan Processing and Subservicing—We provide mortgage loan application processing and mortgage loan subservicing in the UK. Before December 23, 2005, this business was a joint venture between Barclays, PLC (“Barclays”) and us. We held a majority interest in that venture. On December 23, 2005, we reached an agreement with Barclays to terminate the joint venture. The termination agreement provides for the transfer of the Barclays mortgage business back to Barclays effective February 1, 2006, for us to acquire Barclays’ interest in the venture, and for a three-year software licensing agreement, which allows Barclays to use our global originations, servicing and arrears management systems. We acquired Barclay’s interest in the joint venture on December 23, 2005.

    In 2005, we processed more than 11.3 billion pounds sterling ($20.3 billion) in loans, all of which are subserviced for Barclays Bank, PLC, our joint venture partner until December 2005. At December 31, 2005, Global’s subservicing portfolio was 59 billion pounds sterling ($102 billion).

•       Offshore Services—We perform business process and technology services for various units of the Company both in the U.S. and UK through our Mumbai, India service center.

•       Valuation Services—We provide electronic residential property valuation services to third parties in the UK through a majority-owned joint venture.

Competition

Our competitors in this segment include direct lenders, business process outsourcers and technology companies operating in Europe and India. We compete by leveraging Countrywide’s mortgage expertise and our proprietary technology.

Financing of Operations

Uses of Financing

We have significant short-term and long-term financing needs. Our short-term financing needs arise primarily from the following:

•       Warehousing of mortgage loans pending sale

•       Trading activities of our broker-dealer

•       Providing mortgage warehouse credit to others

Our long-term financing needs arise primarily from the following:

•       Investments in mortgage loans

•       Investments in MSRs and other interests that we retain when we securitize mortgage loans.

Sources of Financing

We meet our short- and long-term financing needs primarily through the following means:

•       Unsecured commercial paper and medium-term notes

•       Short-term repurchase agreements

•       Asset-backed financings

•       Deposit-gathering

•       Federal Home Loan Bank advances

•       Retained earnings

•       Revolving lines of credit.

We typically access the unsecured public corporate debt market by issuing commercial paper and medium-term notes. At times, we may also issue subordinated debt, convertible debt and securities that rating agencies credit with high equity-equivalency.

Our ongoing access to the public debt markets is dependent on a high credit rating. For the last 12 years, we have consistently maintained solid investment-grade ratings. To maintain investment-grade ratings we must, among other considerations, maintain a high level of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit. We also must maintain a conservative debt-to-equity ratio. Current credit ratings are as follows:

	Countrywide Home Loans		Countrywide Financial Corporation
Rating Agency	Short-Term	Long-Term	Short-Term	Long-Term
Standard & Poors	A-1	A	A-1	A
Moody’s Investors Service	P-2	A3	P-2	A3
Fitch	F1	A	F1	A

We use short-term secured financing such as repurchase agreements and asset-backed commercial paper conduits to finance a substantial portion of our mortgage loan inventory and securities trading portfolio. Countrywide Bank finances its investments in mortgage loans primarily with a combination of deposit liabilities and secured Federal Home Loan Bank advances.

We rely substantially on the secondary mortgage market as a source of long-term capital to support our mortgage banking operations. Most of the mortgage loans that we produce in our Mortgage Banking Segment are sold in the secondary mortgage market, primarily in the form of MBS and asset-backed securities.

We ensure our ongoing access to the secondary mortgage market by consistently producing quality mortgages and servicing those mortgages at levels that meet or exceed secondary mortgage market standards. As described elsewhere in this document, we make significant investments in personnel and technology to ensure the quality of our mortgage loan production.

Our primary source of equity capital is retained earnings. We supplement our equity capital with $1.0 billion in trust-preferred securities that receive varying degrees of “equity treatment” from rating agencies, bank lenders and regulators. From time to time, we may issue common stock or other securities that receive high equity-equivalent treatment as a means of supplementing our capital base and supporting our growth.

For a further discussion of our liquidity and capital management see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Management.”

Interest Rate Risk

We typically bear interest rate risk from the time a loan application is taken through the sale of the loan. Thereafter, we continue to bear interest rate risk related to the interests we retain in the loans sold, which are typically in the form of mortgage servicing rights and residual securities. We also bear interest-rate risk to the extent that our loan and securities investment portfolios’ yields change on a different basis or at different times than the rates we pay on our borrowings. For a further discussion of our interest rate risk and how this risk is managed, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

Credit Risk

When we securitize our mortgage loans we retain varying levels of credit risk. This credit risk arises through representations and warranties that we make as part of our securitization activities, as well as through retention of limited recourse for credit losses in the case of certain securitizations. For a further discussion of our exposure to credit risk and how we manage this risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Management.”

Operational Risk

Countrywide, like all large corporations, is exposed to many types of operational risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees, or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

For a further discussion of our operational risk and how we manage this risk see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operational Risk.”

Regulations

Regulations Applicable to Bank Holding Companies and Financial Holding Companies

General

We are a registered bank holding company under the Bank Holding Company Act, as amended (the “BHC Act”). As such, we are subject to supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. The FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is primarily intended to protect depositors of the Bank and the Bank Insurance Fund of the Federal Deposit Insurance Corporation, not our shareholders or creditors.

Limitation on Activities

The activities of bank holding companies and their subsidiaries are generally limited to the business of banking, managing or controlling banks or furnishing or performing services for their subsidiaries, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under provisions of the BHC Act enacted as part of the Gramm-Leach Bliley Act (the “GLB Act”), a bank holding company, all of whose controlled depository institutions are “well capitalized” and “well managed” (as defined in federal banking regulations) and which obtains “satisfactory” Community Reinvestment Act ratings, may elect to become a “financial holding company” and engage in a broader range of activities. The Company is a financial holding company.

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

To be classified as “adequately capitalized,” the FRB’s capital adequacy guidelines require that a bank holding company maintain a Tier 1 Leverage ratio equal to at least 4.0% of its average total consolidated assets, a Tier 1 Risk-Based Capital ratio equal to 4.0% of its risk-weighted assets and a Total Risk-Based Capital ratio equal to 8.0% of its risk-weighted assets. To be classified as “well capitalized,” a bank holding company is required to maintain a Tier 1 Leverage ratio of 5.0% or greater, a Tier 1 Risk-Based Capital ratio of 6.0% or greater, and a Total Risk-Based Capital ratio of 10.0% or greater. On December 31, 2005, the Company was in compliance with all of the FRB’s capital adequacy guidelines.

On December 31, 2005, the Company’s Leverage ratio was 6.3%, the Tier 1 Risked-Based Capital ratio was 10.7% and Total Risk-Based Capital ratio was 11.7%.

The federal banking regulatory agencies are in the process of proposing revised capital standards that would apply to all financial institutions that are not subject to the Basel II Accord, with the expressed intention to align those standards more closely with those that would be applicable to Basel II institutions. These standards would only apply to Countrywide if it is neither required to adopt, nor voluntarily elects to adopt, the Basel II Accord. For a discussion of the Basel II Accord, see the section of this Report entitled “Business-Regulation-Basel II Capital Standards.”

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

Regulations Applicable to Countrywide Bank

General

Countrywide Bank, N.A. (the “Bank”), a federally chartered bank, is subject to regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). The Bank is also regulated by the Federal Deposit Insurance Corporation (the “FDIC”). The OCC is empowered to issue cease and desist orders against the Bank if it determines that activities of the Bank represent unsafe and unsound banking practices or violations of law. The OCC has the power to impose civil money penalties for violations of banking statutes and regulations. Regulation by this agency is primarily intended to protect the depositors of the Bank and the Bank Insurance Fund of the FDIC, not shareholders or other creditors of the Company or the Bank.

Bank Regulatory Capital Requirements

The OCC has adopted minimum capital requirements applicable to national banks, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. Federal banking laws classify an insured financial institution in one of the following five categories, depending upon the amount of its regulatory capital: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. On December 31, 2005, the Bank was in compliance with the OCC’s minimum capital requirements and satisfied the requirements to be classified as well capitalized.

The Bank must be well capitalized and well managed for the Company to remain a financial holding company. On December 31, 2005, the Bank’s Leverage ratio was 7.3%, the Tier 1 Risked-Based Capital ratio was 12.2% and Total-Risk Based Capital ratio was 12.5%.

Deposit Insurance and Assessments

As a result of the Federal Deposit Insurance Reform Act of 2005, the FDIC will use a risk-based assessment system to determine assessment rates to be paid by member institutions such as the Bank. Until new regulations are issued with respect to that system, FDIC assessments will continue to range from zero cents to 27 cents per $100 of insured deposits based upon the level of an institution’s capital as well the degree of supervisory concern over the institution.

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

Limitations on Transactions with Affiliates

Countrywide Financial Corporation and its non-bank subsidiaries are affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act and regulations promulgated thereunder. Transactions between a bank and an affiliate are generally subject to the requirement that they be on terms and conditions, including credit standards, substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliates or, in the absence of comparable transactions, on terms and conditions that would be offered to nonaffiliates. In addition, certain transactions between a bank and an affiliate, such as asset purchases by a bank from an affiliate, and bank extensions of credit to or for the benefit of an affiliate, are defined as “covered transactions,” and are subject to quantitative limitations and more stringent qualitative restrictions, including but not limited to collateralization and safety and soundness requirements.

Other Banking Activities

The investments and activities of the Bank are also subject to regulation by federal banking agencies, with respect to:

•       Investments in subsidiaries

•       Investments for the Bank’s account (including limitations on investments)

•       Unsecured commercial paper and medium-term notes

•       Loans to officers, Directors and their affiliates

•       Security requirements

•       Anti-tying limitations, anti-money laundering

•       Financial privacy and customer identity verification requirements

•       Truth-in-lending

•       The types of interest-bearing deposit accounts which it can offer

•       Trust department operations

•       Brokered deposits

•       Audit requirements

•       Issuance of securities

•       Branching

•       Mergers and acquisitions.

Regulations Applicable to Non-Bank Subsidiaries

General

As discussed below, the non-bank subsidiaries of the Company are subject to supervision and examination by the FRB and may be subject to the supervision of, and regulation and licensure by, other state and federal regulatory agencies. There are also a number of proposed and enacted federal, state and local laws aimed at protecting a consumer’s privacy. Generally, privacy laws cover a wide range of issues including limiting a company’s ability to share information with third parties or affiliates, providing stronger identity theft protection, victim’s assistance programs and security breach notification, providing the ability to avoid telemarketing solicitations through “do-not-call” lists, and limiting e-mail and fax advertising. These laws also impose penalties for non-compliance.

Mortgage Banking Segment

Our mortgage banking business is subject to the rules, regulations or guidelines of, and/or examination or investigation by, the following entities with respect to the processing, originating, selling and servicing of mortgage loans:

•       The Federal Reserve Board

•       The Department of Housing and Urban Development (“HUD”)

•       The Federal Housing Administration

•       The Department of Veteran Affairs

•       Fannie Mae, Freddie Mac and Ginnie Mae

•       Office of the Comptroller of Currency

•       The Federal Home Loan Bank (“FHLB”)

•       The Federal Trade Commission

•       State regulatory authorities and Attorneys General.

The rules, regulations and requirements of these entities, among other things, impose licensing obligations on the Company or its subsidiaries; establish standards for advertising as well as processing; underwriting and servicing mortgage loans and appraisal practices; prohibit discrimination; restrict certain loan features in some cases; and fix maximum interest rates and fees in some states.

As an FHA lender, we are required to submit to the FHA Commissioner, on an annual basis, audited financial statements. Ginnie Mae, HUD, Fannie Mae and Freddie Mac require the maintenance of specified net worth levels (which vary among the entities). Our affairs are also subject to examination by the Federal Housing Commissioner to assure compliance with FHA regulations, policies and procedures.

Mortgage origination activities are subject to the Fair Housing Act, Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and the Home Ownership Equity Protection Act and the regulations promulgated under those statutes, as well as other federal laws and other regulations. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, prohibit referral fees and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, income level and APR over certain thresholds. We expect the publication of such information to lead to heightened scrutiny of all mortgage lenders’ loan pricing and underwriting practices.

Currently, there are a number of proposed and recently enacted federal, state and local laws and regulations and guidance addressing responsible lending practices with respect to borrowers with blemished credit or nontraditional mortgage products. In general, these laws and regulations would or will impose new loan disclosure requirements; restrict or prohibit certain loan terms, fees and charges such as prepayment penalties; may require borrower counseling; and increase penalties for non-compliance. Due to our lending practices, we do not believe that the existence of, or compliance with, these laws and regulations would have a material adverse impact on our business.

However, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that the existing laws, rules and regulations will not be applied in a manner that may adversely impact our business or make compliance more difficult or expensive.

Capital Markets Segment

Securities broker-dealer operations are subject to federal and state securities laws, as well as the rules of the United States Securities and Exchange Commission, the National Association of Securities Dealers, Inc., Financial Services Agency of Japan, Financial Services Authority of the United Kingdom, the National Futures Association and the Commodities and Futures Trading Commission. State and federal securities laws govern many aspects of the broker-dealer’s business, including the maintenance of required levels of net capital, the establishment of segregated cash accounts for the benefit of customers, the monthly and annual reporting of operating and financial data to regulators, the approval and documentation of trading activity, the retention of records and the governance of the manner in which business may be conducted with customers.

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

Taxation

Countrywide files a consolidated federal income tax return and a combined income tax return in California and certain other states. Additional income tax returns are filed on a separate entity basis in various other states and localities.

Deferred taxes are provided for the future tax effects of temporary differences between the book and tax basis of assets and liabilities. The Company’s primary temporary difference relates to its investment in mortgage servicing rights retained upon the sale of mortgage loans. According to the Internal Revenue Code and related administrative guidance, substantially all of the Company’s gain on sale of loans is recognized in future periods as servicing fee income is earned.

Countrywide is generally subject to California’s higher income tax rate for financial corporations in lieu of having to pay certain state and local personal property and other taxes that are paid by non-financial corporations. The statutory financial corporation tax rate was 10.84% for both 2005 and 2004. The Company apportions taxable income to the various states in which it does business based on its level of business activity in those states, which is determined primarily by reference to payroll costs, revenues and property (including loans outstanding). Among the many factors that the Company considers in determining where to conduct its business activities are prevailing state income tax rates.

As a matter of course, the Company is regularly audited by federal, state and other tax authorities. The Internal Revenue Service has examined Countrywide’s tax returns for tax years through 2002, and is currently examining 2003 and 2004. The Company is not currently under examination by the California Franchise Tax Board, which has audited tax years through 2001. Management believes it has adequately provided for probable tax liabilities that may be assessed for years in which the statute of limitations remain open.

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

Basel II Capital Standards

We may be required to comply with, or decide to adopt, certain new capital and other regulatory requirements proposed by the Basel Committee on Banking Supervision. These proposed requirements, which are often referred to as the Basel II Accord, would, among other things, modify the capital charge applicable to credit risk and incorporate a capital charge for operational risk. The Basel II Accord also places greater reliance on market discipline than current standards. We have not yet determined whether to adopt to the Basel II Accord. The  Basel II standards will be mandatory with respect to banking organizations with total banking assets of $250 billion or more or total on-balance-sheet foreign exposure of $10 billion or more.

If we choose to opt in, Countrywide Financial Corporation will be required to implement advanced measurement techniques employing internal estimates of certain key risk drivers to derive capital requirements. Prior to our implementation of the new capital regime, we will be required to demonstrate to our primary federal regulators that our measurement approaches meet relevant supervisory standards. Although opting into Basel II may require us to meet more onerous computational requirements, we believe it may provide a more favorable capital treatment with respect to home loans. U.S. regulators have proposed an effective date of January 1, 2008 with a gradual phase-in schedule. If Countrywide Financial Corporation adopts Basel II, voluntarily or mandatorily, the Basel II Accord requirements would replace existing risk-based capital requirements, but not the leverage capital requirements imposed under U.S. law and regulation.

The references in the foregoing discussion to various aspects of statutes and regulations are summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

Workforce

At December 31, 2005, we had a workforce of 54,456, including regular employees and temporary staff, engaged in the following activities:

Workforce
Mortgage Banking:
Loan Production:
Consumer Markets Division	16,488
Wholesale Lending Division	4,268
Correspondent Lending Division	2,331
Full Spectrum Lending Division	7,532
Production Technology	1,213
Total Loan Production	31,832
Loan Servicing	7,923
Loan Closing Services	1,648
Banking	2,078
Capital Markets	683
Insurance	2,100
Global Operations	3,251
Corporate Administration and Other	4,941
Total	54,456

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

Loan Production Tables

The following table presents our consolidated loan production by loan type for the periods indicated:

	Consolidated Mortgage Loan Production
					Ten Months
					Ended
	Years Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	809,630	846,395	1,517,743	999,448	504,975
Volume of Loans	$167,675	$138,845	$235,868	$150,110	$76,432
Percent of Total Dollar Volume	33.9%	38.2%	54.2%	59.6%	61.7%
Conventional Non-conforming Loans
Number of Loans	826,178	509,711	554,571	277,626	137,593
Volume of Loans	$225,217	$140,580	$136,664	$61,627	$22,209
Percent of Total Dollar Volume	45.5%	38.7%	31.4%	24.5%	17.9%
Nonprime Mortgage Loans
Number of Loans	278,112	250,030	124,205	63,195	43,359
Volume of Loans	$44,637	$39,441	$19,827	$9,421	$5,580
Percent of Total Dollar Volume	9.0%	10.9%	4.6%	3.7%	4.5%
Prime Home Equity Loans
Number of Loans	683,887	587,046	453,817	316,049	164,503
Volume of Loans	$42,706	$30,893	$18,103	$11,650	$5,639
Percent of Total Dollar Volume	8.6%	8.5%	4.2%	4.6%	4.5%
FHA/VA Loans
Number of Loans	80,528	105,562	196,063	157,626	118,734
Volume of Loans	$10,712	$13,247	$24,402	$19,093	$14,109
Percent of Total Dollar Volume	2.2%	3.6%	5.6%	7.6%	11.4%
Commercial Real Estate Loans
Number of Loans	258	30	—	—	—
Volume of Loans	$3,925	$358	—	—	—
Percent of Total Dollar Volume	0.8%	0.1%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	2,678,593	2,298,774	2,846,399	1,813,944	969,164
Volume of Loans	$494,872	$363,364	$434,864	$251,901	$123,969
Average Loan Amount(1)	$183,000	$158,000	$153,000	$139,000	$128,000
Non-Purchase Transactions(2)	53%	51%	72%	66%	63%
Adjustable-Rate Loans(2)	52%	52%	21%	14%	12%

(1)          Excludes commercial real estate loans.

(2)          Percentage of total loan production based on dollar volume.

The following table presents our Mortgage Banking loan production by loan type:

	Mortgage Banking Loan Production
					Ten Months
	Years Ended December 31,				Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	766,613	821,932	1,509,721	993,243	504,435
Volume of Loans	$157,271	$133,852	$234,455	$148,941	$76,356
Percent of Total Dollar Volume	36.8%	42.1%	58.9%	61.5%	63.1%
Conventional Non-conforming Loans
Number of Loans	712,270	430,362	492,512	265,972	136,898
Volume of Loans	$186,526	$114,315	$111,661	$57,041	$21,935
Percent of Total Dollar Volume	43.6%	36.0%	28.0%	23.5%	18.1%
Nonprime Mortgage Loans
Number of Loans	254,172	218,821	95,062	43,938	26,347
Volume of Loans	$40,089	$33,481	$15,525	$6,590	$3,418
Percent of Total Dollar Volume	9.3%	10.5%	3.9%	2.7%	2.8%
Prime Home Equity Loans
Number of Loans	492,586	391,967	292,171	290,285	164,495
Volume of Loans	$33,334	$23,351	$12,268	$10,848	$5,639
Percent of Total Dollar Volume	7.8%	7.4%	3.1%	4.5%	4.7%
FHA/VA Loans
Number of Loans	80,445	102,207	196,058	157,359	117,590
Volume of Loans	$10,696	$12,812	$24,401	$19,017	$13,654
Percent of Total Dollar Volume	2.5%	4.0%	6.1%	7.8%	11.3%
Total Loans
Number of Loans	2,306,086	1,965,289	2,585,524	1,750,797	949,765
Volume of Loans	$427,916	$317,811	$398,310	$242,437	$121,002
Average Loan Amount	$186,000	$162,000	$154,000	$138,000	$127,000

The following table presents our Correspondent Lending Division mortgage loan production by loan type:

	Correspondent Lending Division Loan Production
					Ten Months
					Ended
	Years Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	462,572	422,505	847,914	484,795	159,752
Volume of Loans	$95,105	$72,411	$139,569	$77,503	$28,344
Percent of Total Dollar Volume	48.3%	54.2%	71.6%	70.8%	66.7%
Conventional Non-conforming Loans
Number of Loans	306,570	153,036	151,248	74,051	48,453
Volume of Loans	$80,695	$40,781	$34,525	$16,188	$5,390
Percent of Total Dollar Volume	40.9%	30.5%	17.7%	14.8%	12.7%
Nonprime Mortgage Loans
Number of Loans	62,420	62,895	26,836	13,590	7,117
Volume of Loans	$10,055	$9,446	$4,110	$1,869	$867
Percent of Total Dollar Volume	5.1%	7.1%	2.1%	1.7%	2.0%
Prime Home Equity Loans
Number of Loans	85,471	69,769	31,279	44,709	33,489
Volume of Loans	$5,401	$3,916	$1,542	$1,873	$1,235
Percent of Total Dollar Volume	2.7%	2.9%	0.8%	1.7%	2.9%
FHA/VA Loans
Number of Loans	41,948	52,752	115,182	93,932	53,638
Volume of Loans	$5,848	$7,034	$15,202	$12,041	$6,666
Percent of Total Dollar Volume	3.0%	5.3%	7.8%	11.0%	15.7%
Total Loans
Number of Loans	958,981	760,957	1,172,459	711,077	302,449
Volume of Loans	$197,104	$133,588	$194,948	$109,474	$42,502
Average Loan Amount	$206,000	$176,000	$166,000	$154,000	$141,000

The following table presents our Consumer Markets Division mortgage loan production by loan type:

	Consumer Markets Division’s Mortgage Loan Production
					Ten Months
					Ended
	Years Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	155,739	230,994	355,790	259,738	172,797
Volume of Loans	$33,721	$34,852	$48,864	$35,167	$23,761
Percent of Total Dollar Volume	29.0%	36.4%	46.9%	56.5%	63.6%
Conventional Non-conforming Loans
Number of Loans	243,803	157,543	183,711	74,447	32,136
Volume of Loans	$60,771	$40,859	$39,515	$15,451	$5,338
Percent of Total Dollar Volume	52.2%	42.7%	37.9%	24.9%	14.3%
Nonprime Mortgage Loans
Number of Loans	1,608	408	217	138	6
Volume of Loans	$152	$16	$8	$5	$1
Percent of Total Dollar Volume	0.1%	0.0%	0.0%	0.0%	0.0%
Prime Home Equity Loans
Number of Loans	233,804	258,985	213,732	159,792	92,134
Volume of Loans	$17,661	$15,003	$8,167	$5,408	$2,841
Percent of Total Dollar Volume	15.2%	15.8%	7.8%	8.7%	7.6%
FHA/VA Loans
Number of Loans	32,473	42,311	69,422	56,905	50,348
Volume of Loans	$4,094	$4,889	$7,662	$6,158	$5,416
Percent of Total Dollar Volume	3.5%	5.1%	7.4%	9.9%	14.5%
Total Loans
Number of Loans	667,427	690,241	822,872	551,020	347,421
Volume of Loans	$116,399	$95,619	$104,216	$62,189	$37,357
Average Loan Amount	$174,000	$139,000	$127,000	$113,000	$108,000

The following table presents Wholesale Lending Division mortgage loan production by loan type:

	Wholesale Lending Division Loan Production
					Ten Months
					Ended
	Years Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	123,954	156,658	301,260	248,089	171,658
Volume of Loans	$24,098	$24,985	$45,415	$36,190	$24,224
Percent of Total Dollar Volume	29.9%	34.3%	49.8%	53.9%	61.6%
Conventional Non-conforming Loans
Number of Loans	126,805	112,755	153,781	116,146	56,161
Volume of Loans	$37,115	$31,363	$37,041	$25,214	$11,185
Percent of Total Dollar Volume	46.0%	43.1%	40.6%	37.5%	28.5%
Nonprime Mortgage Loans
Number of Loans	94,646	77,985	29,094	9,627	6,971
Volume of Loans	$15,203	$11,825	$5,004	$1,639	$841
Percent of Total Dollar Volume	18.8%	16.2%	5.5%	2.4%	2.1%
Prime Home Equity Loans
Number of Loans	37,193	52,781	41,874	82,465	37,370
Volume of Loans	$3,490	$3,786	$2,214	$3,327	$1,490
Percent of Total Dollar Volume	4.3%	5.2%	2.4%	5.0%	3.8%
FHA/VA Loans
Number of Loans	6,024	7,144	11,454	6,522	13,604
Volume of Loans	$754	$889	$1,537	$818	$1,572
Percent of Total Dollar Volume	1.0%	1.2%	1.7%	1.2%	4.0%
Total Loans
Number of Loans	388,622	407,323	537,463	462,849	285,764
Volume of Loans	$80,660	$72,848	$91,211	$67,188	$39,312
Average Loan Amount	$208,000	$179,000	$170,000	$145,000	$138,000

The following table presents our Full Spectrum Lending Division mortgage loan production by loan type:

	Full Spectrum Lending Division Loan Production
					Ten Months
					Ended
	Years Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	24,328	11,775	4,757	621	228
Volume of Loans	$4,344	$1,604	$607	$81	$27
Percent of Total Dollar Volume	16.9%	10.2%	7.7%	2.3%	1.5%
Conventional Non-conforming Loans
Number of Loans	27,668	7,028	3,772	1,328	148
Volume of Loans	$5,619	$1,312	$580	$188	$22
Percent of Total Dollar Volume	21.9%	8.3%	7.3%	5.2%	1.2%
Nonprime Mortgage Loans
Number of Loans	95,498	77,533	38,915	20,583	12,253
Volume of Loans	$14,679	$12,194	$6,403	$3,077	$1,709
Percent of Total Dollar Volume	57.2%	77.4%	80.7%	85.8%	93.3%
Prime Home Equity Loans
Number of Loans	16,665	10,432	5,286	3,319	1,502
Volume of Loans	$1,028	$646	$345	$240	$73
Percent of Total Dollar Volume	4.0%	4.1%	4.3%	6.7%	4.0%
FHA/VA Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	164,159	106,768	52,730	25,851	14,131
Volume of Loans	$25,670	$15,756	$7,935	$3,586	$1,831
Average Loan Amount	$156,000	$148,000	$150,000	$139,000	$130,000

The following table presents our Countrywide Bank production of loans for sale in our Mortgage Banking Segment by loan type:

	Countrywide Bank Mortgage Banking Loan Production
					Ten Months
					Ended
	Years Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	20	—	—	—	—
Volume of Loans	$3	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Conventional Non-conforming Loans
Number of Loans	7,424	—	—	—	—
Volume of Loans	$2,326	—	—	—	—
Percent of Total Dollar Volume	28.8%	0.0%	0.0%	0.0%	0.0%
Nonprime Mortgage Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Prime Home Equity Loans
Number of Loans	119,453	—	—	—	—
Volume of Loans	$5,754	—	—	—	—
Percent of Total Dollar Volume	71.2%	0.0%	0.0%	0.0%	0.0%
FHA/VA Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	126,897	—	—	—	—
Volume of Loans	$8,083	—	—	—	—
Average Loan Amount	$64,000	—	—	—	—

The following table presents our Capital Markets mortgage loan production by loan type, which consists of mortgage loans managed on behalf of Countrywide Home Loans:

	Capital Markets Mortgage Loan Production
					Ten Months
					Ended
	Years Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	37,208	19,481	7,818	5,910	540
Volume of Loans	$9,020	$4,083	$1,342	$1,038	$76
Percent of Total Dollar Volume	36.1%	22.1%	6.0%	12.0%	2.6%
Conventional Non-conforming Loans
Number of Loans	19,190	17,730	37,466	11,654	695
Volume of Loans	$7,364	$7,327	$16,267	$4,586	$274
Percent of Total Dollar Volume	29.5%	39.7%	73.3%	53.0%	9.2%
Nonprime Mortgage Loans
Number of Loans	23,940	31,209	29,143	19,257	17,012
Volume of Loans	$4,548	$5,960	$4,302	$2,831	$2,162
Percent of Total Dollar Volume	18.2%	32.3%	19.4%	32.6%	72.9%
Prime Home Equity Loans
Number of Loans	1,407	2,440	6,228	3,037	8
Volume of Loans	$80	$274	$288	$128	—
Percent of Total Dollar Volume	0.3%	1.5%	1.3%	1.5%	0.0%
FHA/VA Loans
Number of Loans	83	3,355	5	267	1,144
Volume of Loans	$16	$435	$1	$76	$455
Percent of Total Dollar Volume	0.2%	2.4%	0.0%	0.9%	15.3%
Commercial Real Estate Loans
Number of Loans	258	30	—	—	—
Volume of Loans	$3,925	$358	—	—	—
Percent of Total Dollar Volume	15.7%	2.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	82,086	74,245	80,660	40,125	19,399
Volume of Loans	$24,953	$18,437	$22,200	$8,659	$2,967
Average Loan Amount(1)	$257,000	$244,000	$275,000	$216,000	$153,000

(1)          Excludes commercial real estate loans

The following table presents our mortgage loan production for our Banking Operations by loan type:

	Banking Operations Mortgage Loan Production
					Ten Months
					Ended
	Years Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	5,809	4,982	204	295	—
Volume of Loans	$1,384	$910	$71	$131	—
Percent of Total Dollar Volume	3.3%	3.4%	0.5%	16.3%	0.0%
Conventional Non-conforming Loans
Number of Loans	94,718	61,619	24,593	—	—
Volume of Loans	$31,327	$18,938	$8,736	—	—
Percent of Total Dollar Volume	74.6%	69.8%	60.9%	0.0%	0.0%
Nonprime Mortgage Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Prime Home Equity Loans
Number of Loans	189,894	192,639	155,418	22,727	—
Volume of Loans	$9,292	$7,268	$5,547	$674	—
Percent of Total Dollar Volume	22.1%	26.8%	38.6%	83.7%	0.0%
FHA/VA Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	290,421	259,240	180,215	23,022	—
Volume of Loans	$42,003	$27,116	$14,354	$805	—
Average Loan Amount	$145,000	$105,000	$80,000	$35,000	0.0%

Item 1A.                Risk Factors

Forward-Looking Statements

Factors That May Affect Our Future Results

We make forward-looking statements in this Report and in other reports we file with the SEC. In addition, we make forward-looking statements in press releases and our management may make forward-looking statements orally to analysts, investors, the media and others. Generally, forward-looking statements include:

•       Projections of our revenues, income, earnings per share, capital structure or other financial items

•       Descriptions of our plans or objectives for future operations, products or services

•       Forecasts of our future economic performance, interest rates, profit margins and our share of future markets

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

General business, economic, market and political conditions may significantly affect our earnings

Our business and earnings are sensitive to general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, as well as the local economies in which we conduct business. If any of these conditions worsen, our business and earnings could be adversely affected. For example, a rising interest rate environment could decrease the demand for loans; or, business and economic conditions that negatively impact household incomes could decrease the demand for our home loans and increase the number of customers who become delinquent or default on their loans. The risk of borrower default becomes more important to our business as our portfolio of loans held for investment continues to grow.

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

The volatility of our mortgage banking business may significantly affect our earnings

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

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain

We have identified several accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to our gain from sale of loans and securities, valuation of retained interests and interest rate management activities. Because of the inherent uncertainty of the estimates associated with these critical accounting policies, we cannot provide any assurance that we will not make significant subsequent adjustments to the related amounts recorded. For more information, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” section in this Report.

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

Negative public opinion could damage our reputation and adversely impact our earnings

Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action. Because virtually all of our businesses operate under the “Countrywide” brand, actual or alleged conduct by one business can result in negative public opinion about other Countrywide businesses. Although we take steps to minimize reputation risk in dealing with our customers and communities, as a large diversified financial services company with a relatively high industry profile, this risk will always be present in our organization.

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

We are exposed to operational risks

Countrywide, like all large corporations, is exposed to many types of operational risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Given the high volume of transactions at Countrywide, certain errors may be repeated or compounded before they are discovered and successfully corrected. Our dependence upon automated systems to record and process transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may be subject to disruptions of our systems, arising from events that are wholly or partially beyond our control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to loss or liability. We are exposed to the risk that our external vendors may be unable to fulfill their contractual obligation to us (or will be subject to the same risk of fraud or operational errors by their respective employees as we are), and to the risk that our (or our vendors’) business continuity and data security systems prove not to be adequate to allow us to resume operations in the event of a disruption to our (or our vendors’) operations. We also face the risk that the design of our controls and procedures prove inadequate or are circumvented, thereby causing delays in detection or errors in information. Although we maintain a system of controls designed to keep operational risk at appropriate levels, there can be no assurance that we will not suffer losses from operational risks in the future that may be material in amount.

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

•       A change in our relationship with the housing-related government agencies and Government Sponsored Enterprises (GSEs)

•       Changes in regulations or the occurrence of other events that impact the business, operation or prospects of GSEs

•       Ineffectiveness of our hedging activities

•       The level and volatility of interest rates

•       Changes in interest rate paths

•       Changes in generally accepted accounting principles or in the legal, regulatory and legislative environments in the markets in which the Company operates

•       The ability of management to effectively implement the Company’s strategies

•       The level of competition in each of our business segments

•       The occurrence of natural disasters or other events or circumstances that could impact our operations or could impact the level of claims in the Insurance Segment

Other risk factors are described elsewhere herein as well as in other reports and documents that we file with or furnish to the SEC. Other factors that could also cause results to differ from our expectations may not be described in any such report or document. Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We have 31 central office locations that support our administrative, loan production and loan servicing activities. These locations are office buildings or space in office buildings and most are located in Southern California, Dallas-Fort Worth, Texas and Chandler, Arizona. Of these locations, we own 19 properties and lease 12 properties, which are generally on one- to ten-year terms. These locations are primarily used in our Mortgage Banking and Banking segments, with approximately nine being used by our Capital Markets and Insurance segments. In addition, we have seven locations in the U.K. and two in India that are primarily used by our Global segment. We also have retail branch offices throughout the United States, which are generally leased on two- to five-year terms and which are used primarily by our Mortgage Banking Segment.

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

None.

PART II

Item 5.                        Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange (Symbol: CFC). The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for the Company’s common stock and the amount of cash dividends declared during the last two periods:

For the Year Ended December 31, 2004

	Stock Price		Cash Dividends
Period Ended	High	Low	Declared
March 31, 2004	$32.41	$23.13	$0.07
June 30, 2004	$36.27	$27.20	$0.08
September 30, 2004	$39.83	$32.75	$0.10
December 31, 2004	$39.93	$30.30	$0.12

For the Year Ended December 31, 2005

	Stock Price		Cash Dividends
Period Ended	High	Low	Declared
March 31, 2005	$38.65	$31.19	$0.14
June 30, 2005	$40.31	$30.54	$0.15
September 30, 2005	$39.64	$32.38	$0.15
December 31, 2005	$36.74	$29.35	$0.15

The Company has declared and paid cash dividends on its common stock quarterly since 1982. The Board of Directors of the Company declares dividends based on its review of the most recent quarter’s profitability along with the Company’s earnings prospects and capital requirements. During the years ended December 31, 2005 and 2004, the Company declared quarterly cash dividends totaling $0.59 and $0.37 per share, respectively.

The ability of the Company to pay dividends in the future is limited by the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company’s Board of Directors. The Company is prohibited under certain of its debt agreements, including its guarantee of Countrywide Home Loans’ revolving credit facility, from paying dividends on any capital stock (other than dividends payable in capital stock or stock rights) if in default; otherwise the Company may pay dividends in an aggregate amount not to exceed the greater of: (i) the after-tax net income of the Company, determined in accordance with generally accepted accounting principles, for the fiscal year to the end of the quarter to which the dividends relate, or (ii) the aggregate amount of dividends paid on common stock during the immediately preceding year. The ability of the Company to pay dividends may also be limited by the Federal Reserve Board if it determines that the payment of dividends by the Company would hinder its ability to serve as a source of strength for Countrywide Bank or would otherwise be detrimental to the continued viability of Countrywide Bank or the Company.

The primary source of funds for payments to stockholders by the Company is dividends received from its subsidiaries. Accordingly, such payments by the Company in the future also depend on various restrictive covenants in the debt obligations of its subsidiaries, the earnings, the cash position and the capital needs of its subsidiaries, as well as laws and regulations applicable to its subsidiaries. Unless the Company and Countrywide Home Loans each maintains specified minimum levels of net worth and certain other financial ratios, dividends cannot be paid by the Company and Countrywide Home Loans to remain in compliance with certain of Countrywide Home Loans’ debt obligations (including its revolving credit facility). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

As of February 24, 2006 there were 1,940 shareholders of record of the Company’s common stock, with 602,995,163 common shares outstanding.

The following table shows Company repurchases of its common stock for each calendar month during the quarter ended December 31, 2005.

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program(1)
October	78	$31.05	n/a	n/a
November	8,261	$34.62	n/a	n/a
December	99	$34.07	n/a	n/a
Total	8,438	$34.58	n/a	n/a

(1)          The Company has no publicly announced plans or programs to repurchase its stock. The shares indicated in this table represent only the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

Item 6.                        Selected Consolidated Financial Data

					Ten Months
					Ended
	Years Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(dollar amounts in thousands, except per share data)
Statement of Earnings Data(1):
Revenues:
Gain on sale of loans and securities	$4,861,780	$4,842,082	$5,887,436	$3,471,209	$1,602,573
Net interest income after provision for loan losses	2,237,935	1,965,541	1,359,390	765,665	305,769
Net loan servicing fees and other income (loss) from retained interests	1,493,167	465,650	(463,050)	(865,752)	(2,146)
Net insurance premiums earned	953,647	782,685	732,816	561,681	316,432
Other revenue	470,179	510,669	462,050	358,864	247,923
Total revenues	10,016,708	8,566,627	7,978,642	4,291,667	2,470,551
Expenses:
Compensation expenses	3,615,483	3,137,045	2,590,936	1,773,318	968,232
Occupancy and other office expenses	879,680	643,378	525,192	403,976	280,403
Insurance claims expenses	441,584	390,203	360,046	277,614	134,819
Advertising and promotion expenses	229,183	171,585	103,902	86,278	54,068
Other operating expenses	703,012	628,543	552,794	407,458	244,410
Total expenses	5,868,942	4,970,754	4,132,870	2,948,644	1,681,932
Earnings before income taxes	4,147,766	3,595,873	3,845,772	1,343,023	788,619
Provision for income taxes	1,619,676	1,398,299	1,472,822	501,244	302,613
Net earnings	$2,528,090	$2,197,574	$2,372,950	$841,779	$486,006
Per Share Data:
Earnings
Basic	$4.28	$3.90	$4.44	$1.69	$1.01
Diluted	$4.11	$3.63	$4.18	$1.62	$0.97
Cash dividends declared	$0.59	$0.37	$0.15	$0.09	$0.10
Stock price at end of period(2)	$34.19	$37.01	$25.28	$12.91	$10.24
Selected Financial Ratios:
Return on average assets	1.46%	1.80%	2.65%	1.77%	1.61%
Return on average equity	22.67%	23.53%	34.25%	18.20%	12.71%
Dividend payout ratio	13.81%	9.53%	3.39%	6.67%	6.85%
Selected Operating Data (in millions):
Loan servicing portfolio(3)	$1,111,090	$838,322	$644,855	$452,405	$336,627
Volume of loans originated	$494,872	$363,364	$434,864	$251,901	$123,969
Volume of loans sold	$409,508	$324,726	$374,245	$241,601	$118,953

	December 31,
	2005	2004	2003	2002	2001
	(dollar amounts in thousands, except per share data)
Selected Balance Sheet Data at End of Period(1):
Loans:
Held for sale	$36,818,688	$37,350,149	$24,103,625	$15,042,072	$10,622,771
Held for investment	70,071,152	39,661,191	26,375,958	6,081,598	3,455,404
	106,889,840	77,011,340	50,479,583	21,123,670	14,078,175
Securities purchased under agreements to repurchase, federal funds sold and securities borrowed	23,317,361	13,456,448	10,448,102	5,997,368	4,491,878
Investment in other financial instruments	11,455,745	10,091,057	12,761,764	10,901,915	3,527,832
Mortgage servicing rights	12,610,839	8,729,929	6,863,625	5,384,933	6,116,082
Other assets	20,811,585	19,206,931	17,424,599	14,650,645	9,030,452
Total assets	$175,085,370	$128,495,705	$97,977,673	$58,058,531	$37,244,419
Notes payable	$76,187,886	$66,613,671	$39,948,461	$19,821,536	$17,182,618
Securities sold under agreements to repurchase and federal funds purchased	34,153,205	20,465,123	32,013,412	22,634,839	9,452,852
Deposit liabilities	39,489,256	20,013,208	9,327,671	3,114,271	675,480
Other liabilities	12,439,163	11,093,627	8,603,413	7,326,752	5,845,827
Common shareholders’ equity	12,815,860	10,310,076	8,084,716	5,161,133	4,087,642
Total liabilities and shareholders’ equity	$175,085,370	$128,495,705	$97,977,673	$58,058,531	$37,244,419
Selected Financial Ratios:
Equity to average assets	6.45%	7.66%	7.74%	9.70%	12.70%
MSR capitalization ratio at period end	1.29%	1.15%	1.18%	1.28%	1.94%
Tier 1 risk-based capital ratio	10.7%	11.1%	12.8%	12.2%	11.2%
Total risk-based capital ratio	11.7%	11.7%	13.7%	13.6%	12.8%

(1)           Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

(2)           Adjusted to reflect the effect of subsequent stock splits.

(3)           Includes warehoused loans and loans under subservicing agreements.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Report, references to “we,” “our,” “the Company” or “Countrywide” refer to Countrywide Financial Corporation and its consolidated subsidiaries unless otherwise indicated.

Overview

Countrywide is a diversified financial services company engaged in mortgage-finance related businesses. We organize our operations into five business segments—Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations. Our goal is to continue as a leader in the mortgage banking business and to use this leadership position to take advantage of meaningful opportunities that leverage this business and provide sources of earnings that are sustainable in various interest rate environments.

This section gives an overview of critical items that are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Our consolidated net earnings for 2005 were $2,528.1 million, an increase of 15% from 2004’s net earnings of $2,197.6 million. This increase was primarily due to increased profitability of our Banking Segment resulting from 115% growth in average interest-earning assets from 2004.

Mortgage Market

The mortgage banking business continues to be the primary source of our revenues and earnings. Therefore, the dominant external influence on our operating results is the aggregate demand for mortgage loans in the U.S., which is affected by such factors as prevailing mortgage interest rates and the strength of the U.S. housing market.

For the year ended December 31, 2005, total U.S. residential mortgage production was estimated at $2.79 trillion compared to $2.77 trillion for the year ended December 31, 2004. We increased our market share to 17.6% for 2005 from 13.1% in the year-ago period. (Mortgage Market Source: Mortgage Bankers Association). We attribute the increase in market share to operational effectiveness rather than aggressive pricing. Third party forecasters predict total U.S. mortgage production for 2006 to be between $2.2 trillion and $2.4 trillion, compared to $2.8 trillion in 2005. Due to differences in products represented and model estimation logic, mortgage market estimates vary. We estimate the mortgage market for 2006 to be $2.6 trillion compared to our estimate of $3.3 trillion for 2005.

Loan Production

Our total loan production volume increased during 2005 largely because we increased our market share. Our adjustable rate loan production has remained relatively constant from last year at 52% of total loan production. Although adjustable rate production has remained constant, the composition has changed due to the increase in pay-option loans—which provide borrowers with the option to make fully-amortizing, interest-only, or “negative-amortizing” payments.

Pay-option loans have increased from approximately 6% of our loan production during the year ended December 31, 2004, to approximately 19% of our production during the year ended December 31, 2005. These loans provide our Production Sector with greater pricing margins; our Servicing Sector with increased servicing complexity during their option period; and, to the extent these loans are retained in the Bank’s portfolio, our Banking Segment with lower initial net interest income during the period of the loans’ reduced introductory interest rate. Approximately 82% of the pay-option loans produced in 2005 was originated for sale without recourse. The remainder of these loans, which amount to $17.2 billion, were retained in the Bank’s portfolio of loans held for investment.

Our pay-option loan portfolio has a relatively high initial loan quality, with original average FICO scores (a measure of credit rating) of 720 and original loan-to-value and combined loan-to-values of 75%

and 78%, respectively. We only originate pay-option loans to borrowers who can qualify at the loan’s fully-indexed interest rates. This high credit quality notwithstanding, lower initial payment requirements of pay-option loans may increase the credit risk inherent in our loans held for investment. This is because when the required monthly payments for pay-option loans eventually increase (in a period not to exceed 60 months), borrowers may be less able to pay the increased amounts and, therefore, more likely to default on the loan, than a borrower with an amortizing loan. Our exposure to this higher credit risk is increased by any negative amortization that has been added to the principal balance.

Interest Rate Risk and Credit Risk

The principal market risk we face is interest rate risk—the risk that the value of our assets or liabilities or our net interest income will change due to changes in interest rates. Market risk is most directly reflected in the value of our interest rate lock commitments, inventory of loans held for sale, trading securities, investment in other financial instruments and mortgage servicing rights (“MSRs”). We manage market risk primarily through the natural counterbalance of our loan production operations and our investment in MSRs, as well as with various financial instruments including derivatives. The primary objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.

We also face credit risk, primarily related to our residential mortgage production activities in both the Mortgage Banking and Banking Segments. Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us. Credit risk most directly affects our mortgage loans held for investment and our other financial instruments that are credit subordinated to other securities. We manage mortgage credit risk principally by selling most of the mortgage loans that we produce and by retaining high credit quality mortgages in our loan portfolio. Our Prime Mortgage Loans are generally sold on a non-recourse basis. Our Prime Home Equity and Nonprime Mortgage Loans are generally sold with recourse, with credit risk limited to the carrying value of residual securities we hold.

Losses from Hurricanes

Hurricane Katrina and other hurricanes that occurred during the third quarter of 2005 affected the financial results of several of our business segments. Hurricane Katrina is notable because unlike other hurricanes it caused losses as a result of flooding that many borrowers had not, and would not generally be expected to be, insured against. The estimated losses from these hurricanes, primarily Hurricane Katrina, consist of a charge to our insurance operations as well as uninsured losses associated with flood damage on properties that collateralize mortgage loans and loans underlying MSRs and residuals. The effect on pre-tax and after-tax earnings is summarized below:

Segment	Pre-Tax Effect	After-Tax Effect	Source
	(in thousands)	(in thousands)
Mortgage Banking	$(41,837)	$(25,478)	Estimated credit losses relating to loans held for sale and to credit-subordinated retained interests; impairment of MSRs and provision for servicing advances relating to government-insured loans
Banking	(7,237)	(4,409)	Estimated credit losses relating to loans held for investment
Capital Markets	(3,212)	(1,885)	Estimated losses relating to conduit activities
Insurance	(85,206)	(55,384)	Estimated insured losses
	$(137,492)	$(87,156)

We continue to assess the impact of the hurricanes on our businesses, assets and operations. While our estimates are based on our best available information, they could ultimately be affected by many factors, including, but not limited to, the short-term and long-term impact on the economies of the affected communities; the conduct of borrowers in the affected areas; the actions of various third parties, including government agencies and government-sponsored enterprises that support housing, insurance companies, lenders and mortgage insurance companies; the apportionment of liability among insurers; the availability of catastrophic reinsurance proceeds; factors impacting property values in the affected areas, including any environmental factors such as the presence of toxic chemicals; and subsequent storm activity. As new information becomes available we will continue to adjust our loss estimates on a prospective basis.

Liquidity and Capital

Our liquidity and financing requirements are significant. We meet these requirements in a variety of ways, including use of the public corporate debt and equity markets, mortgage- and asset-backed securities markets, and through the financing activities of our Bank. The objective of our liquidity management is to ensure that adequate, diverse and reliable sources of cash are available to meet our funding needs on a cost-effective basis. Our ability to raise financing at the level and cost required to compete effectively is dependent on maintaining our high credit standing.

How we grow our businesses and meet our financing needs is influenced by regulatory agency and public debt rating agency capital requirements. These requirements influence the nature of the financing we are able to obtain and the rate at which we are able to grow. At December 31, 2005, we exceeded the regulatory capital requirements to be classified as “well capitalized,” with Tier 1 capital ratio of 10.7% and total risk based ratio of 11.7%. Our public ratings were classified “investment grade,” with long-term ratings of A, A3 and A by Standard & Poors, Moody’s Investors Service and Fitch, respectively. We meet our financing needs in a variety of ways, through the public corporate debt and equity markets, as well as the mortgage and asset-backed securities markets, and through the deposit-gathering and other financing activities of our Bank.

Competition

The mortgage industry has undergone rapid consolidation in recent years, and we expect this trend to continue in the future. Today the industry is dominated by large, sophisticated financial institutions. To compete effectively in this business, we are required to maintain a high level of operational, technological and managerial expertise, as well as to attract capital at a competitive cost. We believe that we will benefit from industry consolidation through increased market share.

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

Our accounting policies are described in “Note 2—Summary of Significant Accounting Policies” in the financial statement section of this report.

Gain on Sale of Loans and Securities

Most of the mortgage loans we produce are sold in the secondary mortgage market, primarily in the form of securities and to a lesser extent as whole loans. When we sell loans in the secondary mortgage market we generally retain the MSRs. Depending on the type of securitization, there may be other interests we retain including interest-only securities, principal-only securities and residual securities.

We determine the gain on sale of a security or loans by allocating the carrying value of the underlying mortgage loans between securities or loans sold and the interests retained, based on their relative estimated fair values. The gain on sale we report is the difference between the cash proceeds from the sale and the cost allocated to the securities or loans sold. The timing of such gain recognition is dependent on meeting very specific accounting criteria and, as a result, the gain on sale may be recorded in a different accounting period from when the securitization was completed. In addition, we may sell or securitize loans in a different accounting period from when the loans were originated.

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

(1)          The carrying value of mortgage loans includes the outstanding principal balance of the loans, net of deferred origination costs and fees, any premiums or discounts and any basis adjustment resulting from hedge accounting.

Accounting for MSRs and Other Retained Interests

MSRs are carried at the lower of their amortized cost or fair value. Therefore, once MSRs have been recorded, they must be periodically amortized and evaluated for impairment. We compute MSR amortization by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining net MSR cash flows. The estimated total net MSR cash flows are determined at the beginning of each reporting period, using prepayment assumptions applicable at that time.

Impairment occurs when the current fair value of the MSRs fall below the asset’s amortized cost basis. We stratify our MSRs by predominate risk characteristic when evaluating for impairment. If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. (As of December 31, 2005, the MSR impairment valuation allowance was $0.4 billion.) If impairment is deemed to be other than temporary, the valuation allowance is applied to reduce the cost basis of the MSRs.

Other retained interests are designated as trading or available-for-sale securities at the time of securitization. Once the other retained interests are recorded they must be periodically evaluated for impairment. Other retained interests classified as available-for-sale securities are marked to market with changes in value recognized as a component of shareholders’ equity (net of tax). If the security is impaired and the impairment is deemed to be other than temporary, it is recognized in current-period earnings. Once we record this impairment, we recognize subsequent increases in the value of these other retained interests in earnings over the estimated remaining life of the investment through a higher effective yield. Other retained interests classified as trading securities are marked to market with all changes in estimated fair value recognized in current-period earnings.

Valuation of MSRs and Other Retained Interests

The precise market value of retained interests cannot be readily determined because these assets are not actively traded in stand-alone markets. Considerable judgment is required to determine the fair values of our retained interests, and the exercise of such judgment can significantly impact the Company’s earnings. Therefore, senior financial management exercises extensive and active oversight of this process. The Company’s Asset and Liability Committee, which is comprised of several of our senior financial executives, ultimately determines the valuation of MSRs and Other Retained Interests.

Our MSR valuation process combines the use of a sophisticated discounted cash flow model and extensive analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow assumptions and prepayment assumptions used in our discounted cash flow model are based on our empirical data drawn from the historical performance of our MSRs, which we believe are consistent with assumptions used by market participants valuing similar MSRs, and from data obtained on the performance of similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate (projected LIBOR plus option-adjusted spread). These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The current market data utilized in the MSR valuation process and in the assessment of the reasonableness of our valuation is obtained from MSR trades, MSR broker valuations, prices of interest-only securities, and peer group MSR valuation surveys.

For our other retained interests, we also estimate fair value through the use of discounted cash flow models. The key assumptions used in the valuation of our other retained interests include mortgage prepayment speeds, discount rates, and for residual interests containing credit risk, the net lifetime credit losses. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Management” section in this Report for further discussion of credit risk.) We develop cash flow and prepayment assumptions based on our own data drawn from the historical performance of the loans underlying our other retained interests. We believe that such empirical data are consistent with assumptions that other major market participants would use in determining the assets’ fair value.

The following table shows the key assumptions we used to determine the fair values of our MSRs at December 31, 2005, and the value sensitivity of our MSRs to changes in such assumptions.

MSRs
(dollar amounts in thousands)
Fair value of MSRs	$12,720,755
Carrying value of MSRs	$12,610,839
Carrying value as a percentage of MSR portfolio	1.29%
Weighted-average service fee	0.35%
Weighted-average life (in years)	5.6
Multiple of net service fee	3.7
Weighted-average annual prepayment speed	22.8%
Impact of 5% adverse change	$238,131
Impact of 10% adverse change	$463,010
Impact of 20% adverse change	$877,291
Weighted-average OAS(1)	6.4%
Impact of 5% adverse change	$94,600
Impact of 10% adverse change	$187,660
Impact of 20% adverse change	$367,225

(1)          Option-adjusted spread over LIBOR.

The yield implied in the market value of the MSRs was 10.2% at December 31, 2005.

The following table shows the key assumptions we used to determine the fair values of our other retained interests at December 31, 2005, and the fair value sensitivity of our other retained interests to changes in such assumptions.

Other Retained Interests
(dollar amounts in thousands)
Fair value of retained interests	$2,675,461
Weighted-average life (in years)	2.4
Weighted-average annual prepayment speed	38.3%
Impact of 5% adverse change	$57,329
Impact of 10% adverse change	$110,297
Impact of 20% adverse change	$214,392
Weighted-average annual discount rate	17.9%
Impact of 5% adverse change	$25,646
Impact of 10% adverse change	$54,844
Impact of 20% adverse change	$117,472
Weighted-average net lifetime credit losses	1.7%
Impact of 5% adverse change	$44,834
Impact of 10% adverse change	$90,552
Impact of 20% adverse change	$177,589

These sensitivities are solely for illustrative purposes and should be used with caution. This information is furnished to provide the reader with a basis for assessing the sensitivity of the values presented to changes in key assumptions. As the figures indicate, changes in fair value based on a given percentage variation in individual assumptions generally cannot be extrapolated. In addition, in the above tables, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption. In reality, changes in one factor may coincide with changes in another, which could compound or counteract the sensitivities.

Derivatives and Interest Rate Risk Management Activities

We use derivatives extensively in connection with our interest rate risk management activities. We record all derivative instruments at fair value.

We may qualify some of our interest rate risk management activities for hedge accounting. A primary requirement to qualify for hedge accounting is the documented demonstration initially and on an ongoing basis that our interest rate risk management activity is highly effective. We use standard statistical measures to determine the effectiveness of our hedging activity. If we are unable to, or choose not to, qualify certain interest rate risk management activities for hedge accounting, then a possible earnings mismatch may be created because, unlike the derivative instruments, the change in fair value of the related asset or liability may not be reflected in current-period earnings. This issue is potentially most significant regarding MSRs and inventory of loans held for sale, which are required to be carried at the lower of amortized cost or market.

In connection with our mortgage loan origination activities, we issue interest rate lock commitments (“IRLCs”) to loan applicants and financial intermediaries. The IRLCs guarantee a loan’s terms, subject to credit approval, for a period typically between seven and 60 days. The majority of our IRLCs are derivative instruments and, therefore, are required to be recorded at fair value, with changes in fair value reflected in current-period earnings. However, unlike most other derivative instruments, there is no active market for

IRLCs that can be used to determine their fair value. Consequently, we have developed a method for estimating the fair value of our IRLCs.

We estimate the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan, adjusted for the probability that the loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based on quoted MBS prices and is measured from the date we issue the commitment. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan. The primary factor influencing the probability that the loan will fund within the terms of the IRLC is the change, if any, in mortgage rates subsequent to the lock date. In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the application, age of the application, purpose for the loan (purchase or refinance) and the application approval rate. We have developed closing ratio estimates using historical empirical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. These closing ratio estimates are used to calculate the number of loans that we expect to fund within the terms of the IRLCs.

Results of Operations Comparison—Year Ended December 31, 2005, (“2005”) and Year Ended December 31, 2004 (“2004”)

Consolidated Earnings Performance

Our earnings were $2,528.1 million for 2005, a 15% increase from 2004. Our diluted earnings per share for 2005 were $4.11, a 13% increase from diluted earnings per share from the year-ago period.

The increase in our earnings was primarily the result of an increase in the profitability of our Banking Segment which produced pre-tax earnings of $1,074.5 million, up 84% from the year-ago period. This increase was due mainly to a 115% increase in average interest-earning assets at Countrywide Bank from the year-ago period.

The Mortgage Banking Segment produced pre-tax earnings of $2,434.5 million for 2005, an increase of 4%. In the Mortgage Banking Segment, improved financial performance of our MSRs was for the most part offset by a decline in the profitability of our Loan Production Sector.

Production Sector pre-tax earnings were affected by market price pressure, which offset the positive impact of increased sales of Prime Mortgage Loans and Nonprime Mortgage Loans. Loan Production Sector pre-tax earnings were $1,659.5 million for 2005, a decrease of $1,024.8 million from the year-ago period.

The pre-tax earnings in the Loan Servicing Sector, which incorporates the performance of our MSRs and other retained interests, was $669.6 million, an improvement of $1,103.1 million from the year-ago period. This increase in pre-tax earnings was primarily attributable to higher revenue resulting from a 32% increase in the size of the average loan servicing portfolio, higher earnings on escrow balances and an improvement in the amount of impairment/recovery of our retained interests, net of the Servicing Hedge.

Operating Segment Results

Pre-tax earnings (loss) by segment are summarized below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Mortgage Banking:
Loan Production	$1,659,457	$2,684,258
Loan Servicing	669,611	(433,531)
Loan Closing Services	105,457	84,986
Total Mortgage Banking	2,434,525	2,335,713
Banking	1,074,480	582,483
Capital Markets	451,629	479,115
Insurance	183,716	160,093
Global Operations	35,353	41,865
Other	(31,937)	(3,396)
Total	$4,147,766	$3,595,873

The pre-tax earnings (loss) of each segment include intercompany transactions, which are eliminated in the “other” category above.

Mortgage loan production by segment and product, net of intercompany sales, is summarized below:

	Years Ended December 31,
	2005	2004
	(in millions)
Segment:
Mortgage Banking	$427,916	$317,811
Banking	42,003	27,116
Capital Markets:
Conduit acquisitions(1)	21,028	18,079
Commercial Real Estate	3,925	358
	$494,872	$363,364
Product:
Prime Mortgage	$403,604	$292,672
Nonprime Mortgage	44,637	39,441
Prime Home Equity	42,706	30,893
Commercial Real Estate	3,925	358
	$494,872	$363,364

(1)   Acquisitions from third parties.

The following table summarizes loan production by purpose and by interest rate type:

	Years Ended December 31,
	2005	2004
	(in millions)
Purpose:
Non-purchase	$260,518	$186,781
Purchase	234,354	176,583
	$494,872	$363,364
Interest Rate Type:
Adjustable Rate	$257,332	$189,931
Fixed Rate	237,540	173,433
	$494,872	$363,364

Mortgage Banking Segment

The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors. The Loan Production and Loan Closing Services Sectors generally perform most profitably when mortgage interest rates are relatively low and loan origination volume is high. Conversely, the Loan Servicing Sector generally performs well when mortgage interest rates are relatively high and loan prepayments are low. We expect the natural counterbalance of these sectors to continue to reduce the impact of changes in mortgage interest rates on our earnings.

Loan Production Sector

The Loan Production Sector produces mortgage loans through the four production divisions of Countrywide Home Loans (“CHL”)—Consumer Markets, Wholesale Lending, Correspondent Lending and Full Spectrum Lending, and, beginning in the third quarter of 2005, through Countrywide Bank.

Mortgage Banking loan production volume for 2005 increased 35% from the year-ago period. Our market share increased in 2005, which resulted in an increase in both purchase and non-purchase loan production. Purchase loan production increased 30% from the year-ago period. The increase in purchase loans is significant because this component of the mortgage market has historically offered relatively stable growth, averaging 11% per year over the last 10 years. The non-purchase, or refinance, component of the mortgage market is highly volatile because it is driven almost exclusively by prevailing mortgage interest rates.

The following table summarizes Mortgage Banking loan production by purpose and by interest rate type:

	Years Ended December 31,
	2005	2004
	(in millions)
Purpose:
Non-purchase	$226,400	$163,325
Purchase	201,516	154,486
	$427,916	$317,811
Interest Rate Type:
Fixed rate	$224,692	$163,588
Adjustable rate	203,224	154,223
	$427,916	$317,811

In 2005, 47% of our loan production was adjustable-rate in comparison to 49% in the year-ago period. The decrease in adjustable-rate production reflects the increase in short-term interest rates during the current period and the relatively flat yield curve, increasing the relative attractiveness of fixed-rate financing.

While virtually unchanged as a percentage of total loans funded, the volume of Mortgage Banking Nonprime Mortgage and Prime Home Equity Loans produced (which is included in our total volume of loans produced) increased 29% during 2005 compared to the year-ago period. Details are shown in the following table:

	Years Ended December 31,
	2005	2004
	(dollar amounts in millions)
Nonprime Mortgage Loans	$40,089	$33,481
Prime Home Equity Loans	33,334	23,351
	$73,423	$56,832
Percent of total Mortgage Banking loan production	17.2%	17.9%

The pre-tax earnings of the Loan Production Sector are summarized below:

	Years Ended December 31,
	2005		2004
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$3,223,177		$3,187,108
Nonprime Mortgage	1,096,145		1,364,912
Prime Home Equity	820,072		1,130,406
Total revenues	5,139,394	1.20%	5,682,426	1.79%
Expenses:
Compensation	2,089,777	0.48%	1,894,187	0.60%
Other operating	979,735	0.23%	703,309	0.22%
Allocated corporate	410,425	0.10%	400,672	0.13%
Total expenses	3,479,937	0.81%	2,998,168	0.95%
Pre-tax earnings	$1,659,457	0.39%	$2,684,258	0.84%
Total Mortgage Banking loan production	$427,916,000		$317,811,000

Despite an increase in loan production, revenues (in dollars and expressed as a percentage of mortgage loans produced) decreased over the year-ago period. Production Sector revenues were affected by market price pressure and by the effect of flattening of the yield curve on the net interest income earned while we hold loans for sale. Normally, a decline in net interest income caused by a flatter yield curve would be mitigated by an increase in gain on sale, but in 2005 this was hindered by pricing pressure. In 2005, $408.5 billion of mortgage loans, or 95% of loan production, was sold compared to $324.7 billion of mortgage loans, or 102% of loan production, in 2004. This decline in sales as a percentage of production contributed to the decline in revenues as a percentage of mortgage loan production in the current year.

Expenses increased from the year-ago period, primarily due to an increase in loan production. A shift in the mix of production towards our correspondent channel, which traditionally has the lowest cost structure, helped reduce expenses expressed as a percentage of production compared to the prior year. We continued to expand our loan production operations in 2005 to support our long-term objective of market share growth.

During 2005, the Loan Production Sector operated at approximately 108% of planned operational capacity, compared to 111% during the year-ago period. The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Therefore, we measure planned capacity by multiplying the number of our loan operations personnel by the number of loans we expect each loan operations staff person to process under normal conditions. Management adjusts staffing levels to account for changes in the current and projected near-term mortgage market. We plan to continue building our sales staff as a primary means to increase our market share, particularly for purchase loans.

The following table summarizes the number of people included in the Loan Production Sector workforce:

	Workforce at December 31,
	2005	2004
Sales	16,641	12,833
Operations:
Regular employees	9,246	7,992
Temporary staff	1,861	934
	11,107	8,926
Production technology	1,213	1,024
Administration and support	2,871	2,288
Total Loan Production Sector workforce	31,832	25,071

The following table shows total Mortgage Banking loan production volume by division:

	Years Ended December 31,
	2005	2004
	(in millions)
Correspondent Lending	$197,104	$133,588
Consumer Markets	116,399	95,619
Wholesale Lending	80,660	72,848
Full Spectrum Lending	25,670	15,756
Countrywide Bank	8,083	—
	$427,916	$317,811

The Correspondent Lending division increased its overall loan production volume due primarily to an increase in the mortgage market combined with increased market share resulting from a shift in consumer preference towards agency conforming and pay-option loan products where we have a large market share.

The Consumer Markets Division continues to expand its commissioned sales force, which emphasizes purchase loan production, to 5,974 at December 31, 2005, an increase of 1,149, or 24%, over the year-ago period. This Division’s branch network has grown to 662 branch offices at December 31, 2005, an increase of 85 offices from December 31, 2004.

The Consumer Markets Division’s commissioned sales force contributed $48.5 billion in purchase originations during 2005, a 31% increase over the year-ago period. Such purchase production generated by the commissioned sales force represented 77% of the Consumer Markets Division’s total purchase production for 2005.

The Wholesale and Full Spectrum Lending Divisions also continue to increase their sales forces as a means to increase market share. At December 31, 2005, the sales force in the Wholesale Lending Division numbered 1,311, an increase of 17% compared to December 31, 2004.

The Full Spectrum Lending Division expanded its sales force to 4,871, an increase of 37% compared to December 31, 2004 and has expanded its branch network to 195 branch offices at December 31, 2005, an increase of 35 offices over the year-ago period.

Loan Servicing Sector

The Loan Servicing Sector includes approximately 7,900 employees who service our 7.4 million mortgage loans. The Loan Servicing Sector’s results include fees and other income earned and expenses incurred for servicing loans for others; the financial performance of our investments in MSRs and other retained interests and associated risk management activities; and profits from subservicing activities in the United States. The long-term performance of this sector is affected primarily by the level of interest rates, the corresponding effect on the level of projected and actual prepayments in our servicing portfolio, our operational effectiveness and our ability to manage interest rate risk.

The following table summarizes the results for the Loan Servicing Sector:

	Years Ended December 31,
	2005		2004
	Amount	Percentage of Average Servicing Portfolio	Amount	Percentage of Average Servicing Portfolio
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$3,194,395	0.333%	$2,382,685	0.327%
Miscellaneous fees	508,576	0.053%	525,807	0.072%
Income from other retained interests	455,986	0.048%	388,474	0.054%
Escrow balance income (expense)	366,848	0.038%	(86,514)	(0.012)%
Amortization of mortgage servicing rights	(2,288,354)	(0.238)%	(1,940,457)	(0.267)%
Recovery (impairment) of retained interests	21,950	0.002%	(643,864)	(0.088)%
Servicing hedge losses	(523,078)	(0.055)%	(215,343)	(0.030)%
Total servicing revenues	1,736,323	0.181%	410,788	0.056%
Operating expenses	647,898	0.067%	460,552	0.063%
Allocated corporate expenses	64,659	0.007%	77,015	0.011%
Total servicing expenses	712,557	0.074%	537,567	0.074%
Interest expense	354,155	0.037%	306,752	0.042%
Pre-tax earnings (loss)	$669,611	0.070%	$(433,531)	(0.060)%
Average servicing portfolio	$959,691,000		$727,821,000

Our servicing portfolio grew to $1,111.1 billion at December 31, 2005, a 33% increase from December 31, 2004. At the same time, the overall weighted-average note rate of loans in our servicing portfolio increased to 6.1% from 5.9% at December 31, 2004.

Pre-tax earnings in the Loan Servicing Sector were $669.6 million during 2005, an improvement of $1,103.1 million from the year-ago period. Such earnings improved due to a 32% increase in the average servicing portfolio, an increase in escrow balance benefit due to higher short-term interest rates and improvement in the value of our retained interests, net of the Servicing Hedge, which resulted from reduced actual and anticipated prepayment rates. The servicing sector was negatively impacted in the current year by hurricane losses of $29.2 million.

Loan Closing Services Sector

This sector is comprised of the LandSafe companies, which provide credit reports, flood determinations, appraisals, property valuation services and title reports primarily to the Loan Production Sector but to third parties as well.

The LandSafe companies produced $105.5 million in pre-tax earnings, an increase of 24% from the year-ago period. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in our loan origination activity.

Banking Segment

The Banking Segment includes the investment and fee-based activities of Countrywide Bank, along with the activities of Countrywide Warehouse Lending, a provider of mortgage inventory financing to independent mortgage bankers. Part of our banking strategy is to hold loans in portfolio rather than immediately selling them into the secondary mortgage market. Management believes this strategy will provide a stream of earnings over the life of such loans, create a greater base of future earnings and enhance the stability of earnings growth. In the short term, reported consolidated profits will be impacted by the reduction in gains that would have been recognizable had the loans been sold.

Countrywide Bank, N.A. (the “Bank”) also produces loans for sale through our Mortgage Banking Segment. As this activity is a Mortgage Banking activity, the mortgage loan production and the income relating to the sale of these loans is included in the Mortgage Banking Segment. The production of loans by Countrywide Bank for our Mortgage Banking operations is a means to manage growth of the Bank’s portfolio of loans held for investment while complying with regulatory requirements.

The Banking Segment achieved pre-tax earnings of $1,074.5 million during 2005, as compared to $582.5 million for the year-ago period. Following is the composition of pre-tax earnings by component:

	Years Ended December 31,
	2005	2004
	(in thousands)
Countywide Bank investment and fee-based activities (“Banking Operations”)	$1,017,313	$534,091
Countrywide Warehouse Lending (“CWL”)	90,033	71,414
Allocated corporate expenses	(32,866)	(23,022)
Total Banking Segment pre-tax earnings	$1,074,480	$582,483

The revenues and expenses of Banking Operations are summarized in the following table:

	Years Ended December 31,
	2005	2004
	(dollar amounts in thousands)
Interest income	$3,219,590	$1,301,351
Interest expense	(1,938,450)	(631,188)
Net interest income	1,281,140	670,163
Provision for loan losses	(81,644)	(37,438)
Net interest income after provision for loan losses	1,199,496	632,725
Non-interest income	147,990	65,550
Non-interest expense	(330,173)	(164,184)
Pre-tax earnings	$1,017,313	$534,091
Efficiency ratio(1)	21%	20%
After-tax return on average assets	1.01%	1.13%

(1)          Non-interest expense reduced by mortgage insurance divided by the sum of net interest income plus non-interest income. The Bank’s efficiency ratio reflects the benefit Countrywide Bank realizes from leveraging CHL’s operations in originating mortgage loans and corporate support functions and the pricing of such services.

The change in net interest income is summarized below:

	Years Ended December 31,
	2005			2004
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Mortgage loans(1)	$52,741,015	$2,861,280	5.43%	$23,989,383	$1,147,979	4.79%
Securities available for sale(2)	6,091,499	284,867	4.68%	3,013,265	124,086	4.12%
Short-term investments	723,341	25,049	3.46%	592,919	7,719	1.30%
Other investments	1,131,121	48,394	4.28%	567,682	21,567	3.80%
Total interest-earning assets	60,686,976	3,219,590	5.31%	28,163,249	1,301,351	4.62%
Allowance for loan losses	(77,176)			(29,008)
Other assets	714,084			471,333
Total non interest-earning assets	636,908			442,325
Total assets	$61,323,884			$28,605,574
Interest-bearing liabilities:
Money market deposits	$2,733,997	98,862	3.62%	$795,025	18,286	2.30%
Savings	1,110	16	1.45%	1,798	31	1.73%
Escrow deposits	11,895,480	382,332	3.21%	7,870,918	102,096	1.30%
Time deposits	16,210,538	585,139	3.61%	6,432,036	197,389	3.07%
Total interest-bearing deposits	30,841,125	1,066,349	3.46%	15,099,777	317,802	2.10%
FHLB advances	22,065,097	769,711	3.49%	10,323,708	305,032	2.95%
Other borrowed funds	3,175,166	102,390	3.22%	578,855	8,354	1.44%
Total borrowed funds	25,240,263	872,101	3.46%	10,902,563	313,386	2.87%
Total interest-bearing liabilities	56,081,388	1,938,450	3.46%	26,002,340	631,188	2.43%
Non interest-bearing liabilities and equity
Non interest-bearing checking	464,388			95,664
Other liabilities	767,389			416,821
Shareholder’s equity	4,010,719			2,090,749
Total non interest-bearing liabilities and equity	5,242,496			2,603,234
Total liabilities and shareholder’s equity	$61,323,884			$28,605,574
Net interest income		$1,281,140			$670,163
Net interest spread(3)			1.85%			2.19%
Net interest margin(4)			2.11%			2.38%

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

The dollar amounts of interest income and interest expense fluctuate depending upon changes in interest rates and upon changes in the volume of our interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period’s volume), and (iii) changes in rate/volume (changes in rate times the change in volume)—which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below—were as follows:

	2005 vs 2004
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
		(in thousands)
Interest-earning assets:
Mortgage loans(1)	$1,500,308	$212,993	$1,713,301
Securities available for sale(2)	141,938	18,843	160,781
Short-term investments	2,028	15,302	17,330
Other investments	23,686	3,141	26,827
Total interest income	$1,667,960	$250,279	$1,918,239
Interest-bearing liabilities:
Money market deposits	$(65,265)	$(15,311)	$(80,576)
Savings	11	4	15
Escrow deposits	(72,036)	(208,200)	(280,236)
Time deposits	(347,167)	(40,583)	(387,750)
Total interest expense	(484,457)	(264,090)	(748,547)
FHLB advances	(400,995)	(63,684)	(464,679)
Other borrowed funds	(73,742)	(20,294)	(94,036)
Total borrowed funds	(474,737)	(83,978)	(558,715)
Total interest-bearing liabilities	(959,194)	(348,068)	(1,307,262)
Net interest income	$708,766	$(97,789)	$610,977

(1)          Average balances include nonaccrual loans.

(2)          Average balances and yields for securities available for sale are based on average amortized cost computed on the settlement date basis.

The increase in net interest income is primarily due to a $32.5 billion or 115% increase in average interest-earning assets, partially offset by a 27 basis point reduction in net interest margin. Net interest margin experienced compression during 2005 from the year-ago period mainly as a result of a lag in the re-pricing of the Bank’s loan portfolio compared to the increase in the cost of its interest-bearing liabilities and to the large volume of loans held by the Bank that are earning interest at their reduced introductory interest rates.

Countrywide Bank increased its investment in pay-option loans during 2005. These loans have interest rates that adjust monthly and contain features that allow the borrower to defer making the full interest payment for at least the first year of the loan. Thereafter, minimum monthly payments increase by no more than 7½% per year unless the unpaid balance increases to a specified limit, which is no more than 115% of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established every five years. Our underwriting standards conform to those required to make the pay-option loans salable into the secondary market at the date of funding, including a requirement that the borrower meet secondary market debt-service ratio tests based on the borrower making the fully amortizing loan payment assuming the loan’s interest rate is fully indexed. (A fully indexed loan rate equals the sum of the current index rate plus the margin applicable to the loan.)

Following is a summary of pay-option loans held for investment by Countrywide Bank:

	December 31,
	2005	2004
	(in thousands)
Total pay-option loan portfolio	$26,101,306	$4,698,665
Pay-option loans with accumulated negative amortization:
Principal	$13,963,721	$32,818
Accumulated negative amortization (from original loan balance)	$74,748	$29
Original loan-to-value ratio(1)	75%	73%
Original combined loan-to-value ratio(2)	78%	75%
Average original FICO score	720	730
Delinquencies(3)	0.22%	0.08%

(1)          The ratio of the lower of the appraised value or purchase price of the property to the amount of the loan that is secured by the property.

(2)          The ratio of the lower of the appraised value or purchase price of the property to the amount of all loans secured by the property.

(3)          Loans delinquent 60 days and more, including non-accrual loans.

The provision for loan losses increased during 2005 compared to 2004 due to the increase in mortgage loans held for investment along with the continued seasoning of the loans we have added during the past years and the estimated losses from Hurricane Katrina. We expect our provision for loan losses and the related allowance for loan losses to increase as a percentage of our portfolio of loans held for investment as our portfolio continues to season. The impact of the increase in the allowance for loan losses will be partially mitigated by the addition of new loans to our portfolio.

The composition of the Bank’s balance sheets was as follows:

	December 31,
	2005		2004
	Amount	Rate	Amount	Rate
	(dollar amounts in millions)
Assets
Short-term investments	$245	4.08%	$315	2.15%
Mortgage loans	64,279	6.11%	34,230	5.25%
Securities available for sale	6,251	5.02%	4,796	5.02%
FHLB securities & FRB stock	1,333	4.73%	795	3.96%
Total interest-earning assets	72,108	5.98%	40,136	5.17%
Cash	183		50
Other assets	736		778
Total assets	$73,027		$40,964
Liabilities and Equity
Deposits:(1)
Customer	$25,350	4.09%	$12,045	3.27%
Company-controlled escrow deposit accounts	13,333	4.18%	7,901	2.19%
FHLB advances	26,267	3.88%	15,475	2.97%
Other borrowings	1,280	4.23%	1,811	2.37%
Total interest-bearing liabilities	66,230	4.03%	37,232	2.87%
Other liabilities	1,524		807
Shareholder’s equity	5,273		2,925
Total liabilities and equity	$73,027		$40,964
Primary spread(2)		1.95%		2.30%
Nonaccrual loans	$151.3		$21.8
Capital ratios:
Tier 1 Leverage capital	7.3%		7.8%
Tier 1 Risk-based capital	12.2%		11.8%
Total Risk-based capital	12.5%		12.0%

(1)          Includes inter-company deposits.

(2)          Calculated as rate on total interest-earning assets less rate on total interest-bearing liabilities.

The Banking Segment also includes the operation of CWL. CWL’s pre-tax earnings increased by $18.6 million during 2005 in comparison to 2004, primarily due to a 62% increase in average mortgage warehouse advances. Such advances increased from $3.8 billion in 2004 to $6.1 billion in 2005, primarily due to an overall increase in activity with Mortgage Banking Segment customers. At December 31, 2005, warehouse lending advances were $3.9 billion.

Capital Markets Segment

Our Capital Markets Segment achieved pre-tax earnings of $451.6 million for 2005, a decrease of $27.5 million, or 6%, from 2004. Total revenues were $798.3 million, an increase of $36.8 million, or 5%, compared to the year-ago period. During 2005, Capital Markets realized $67.3 million in revenue from its commercial real estate finance activities. Partially offsetting this increase in revenue, market conditions caused by rising short-term interest rates and a flattening of the yield curve resulted in lower revenue from conduit and securities trading operations. The Capital Markets Segment has expanded its capacity in its existing business lines and its investment in new lines of business such as commercial real estate finance and broker-dealer operations in Japan, which contributed to an increase in expenses of $64.3 million, or 23%, compared to the year-ago period.

The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Years Ended December 31,
	2005	2004
	(in thousands)
Revenues:
Conduit	$301,237	$319,089
Underwriting	271,729	289,125
Securities trading	92,658	110,476
Commercial real estate	67,298	3,485
Brokering	36,095	20,174
Other	29,234	19,089
Total revenues	798,251	761,438
Expenses:
Operating expenses	332,880	272,167
Allocated corporate expenses	13,742	10,156
Total expenses	346,622	282,323
Pre-tax earnings	$451,629	$479,115

During 2005, the Capital Markets Segment generated revenues totaling $301.2 million from its conduit activities, which includes managing the acquisition and sale or securitization of whole loans on behalf of CHL. Conduit revenues for 2005 decreased 6% in comparison to the year-ago period, primarily because of a decrease in margins, driven by a flattening of the yield curve and increased competition.

Underwriting revenues decreased $17.4 million over the year-ago period because of decreased underwriting of CHL securitizations by Capital Markets and a decrease in margins.

Trading volumes increased 2% from the year-ago period excluding U.S. Treasury securities. Including U.S. Treasury securities, the total securities volume traded increased 14% over the year-ago period. Despite the increase in trading volumes, securities trading revenue declined 16% due to a decline in trading margins and a shift in product mix to lower margin product.

During 2005, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $67.3 million from sales of commercial real estate loans. Our commercial real estate finance activities were in their startup period during 2004.

The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the mortgage banking operations, by instrument:

	Years Ended December 31,
	2005	2004
	(in millions)
Mortgage-backed securities	$1,841,783	$1,821,642
Asset-backed securities	163,975	186,296
Other	125,508	75,949
Subtotal(1)	2,131,266	2,083,887
U.S. Treasury securities	1,420,217	1,042,785
Total securities trading volume	$3,551,483	$3,126,672

(1)          Approximately 16% and 15% of the segment’s non-U.S. Treasury securities trading volume was with CHL during 2005 and 2004, respectively.

Insurance Segment

The Insurance Segment’s pre-tax earnings increased 15% over the year-ago period, to $183.7 million. The following table shows pre-tax earnings by business line:

	Years Ended December 31,
	2005	2004
	(in thousands)
Balboa Reinsurance Company	$178,647	$134,928
Balboa Life and Casualty Operations(1)	23,836	49,496
Allocated corporate expenses	(18,767)	(24,331)
Total Insurance Segment pre-tax earnings	$183,716	$160,093

(1)          Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

The following table shows net insurance premiums earned:

	Years Ended December 31,
	2005	2004
	(in thousands)
Balboa Reinsurance Company	$180,716	$157,318
Balboa Life and Casualty Operations	772,931	625,367
Total net insurance premiums earned	$953,647	$782,685

The following table shows insurance claim expenses:

	Years Ended December 31,
	2005		2004
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$30,756	17%	$41,529	26%
Balboa Life and Casualty Operations	410,828	53%	348,674	56%
Total insurance claim expenses	$441,584		$390,203

Our mortgage reinsurance business produced $178.6 million in pre-tax earnings, an increase of 32% over the year-ago period, driven primarily by growth of 9% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts, along with a reduced provision, as a percentage of premiums earned, for insured losses due to faster-than expected prepayments of older pools of reinsured loans.

Our Life and Casualty insurance business produced pre-tax earnings of $23.8 million, a decrease of $25.7 million from the year-ago period. The decrease in earnings was driven by $87.7 million in catastrophe losses, including $85.2 million relating to the hurricanes that struck the Gulf Coast states in 2005, in comparison to $67.9 million incurred in the year-ago period and an increase in expenses due to the growth in our business. The impact of these losses and increase in expenses was partially offset by an increase in net earned premiums during 2005 in comparison to the year-ago period. The increase in net earned premiums was primarily attributable to an increase in voluntary homeowners and auto insurance.

Our Life and Casualty insurance operations manage insurance risk by reinsuring portions of such risk. Balboa seeks to earn profits by capitalizing on Countrywide’s customer base and institutional relationships, as well as through operating efficiencies and sound underwriting.

Global Operations Segment

Global Operations pre-tax earnings totaled $35.4 million, a decrease of $6.5 million from the year-ago period. The decrease in earnings was due to a 38% decline in the number of new mortgage loans processed.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

Gain on sale of loans and securities is summarized below:

	Years Ended December 31,
	2005			2004
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	As Percentage of Loans Sold	Loans Sold	Amount	As Percentage of Loans Sold
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$340,483,290	$2,787,108	0.82%	$268,227,114	$2,492,464	0.93%
Nonprime Mortgage Loans	43,774,272	881,843	2.01%	30,649,607	1,115,450	3.64%
Prime Home Equity Loans:
Initial Sales	24,258,329	510,109	2.10%	25,849,186	719,610	2.78%
Subsequent draws	N/A	121,519	N/A	N/A	59,012	N/A
	24,258,329	631,628	2.60%	25,849,186	778,622	3.01%
Production Sector	408,515,891	4,300,579	1.05%	324,725,907	4,386,536	1.35%
Reperforming loans	1,186,033	32,595	2.75%	2,770,673	127,149	4.59%
	$409,701,924	4,333,174		$327,496,580	4,513,685
Capital Markets:
Conduit activities(1)	$55,475,610	258,910	0.47%	$44,157,661	273,424	0.62%
Underwriting	N/A	232,008	N/A	N/A	238,570	N/A
Commercial real estate	$3,155,389	62,242	1.97%	$57,973	2,938	5.07%
Securities trading and other	N/A	(54,021)	N/A	N/A	(218,922)	N/A
		499,139			296,010
Other	N/A	29,467	N/A	N/A	32,387	N/A
		$4,861,780			$4,842,082

(1)          Includes loans purchased from the Mortgage Banking Segment.

The effects of changes in the volume of loan sales and the rate of gain on sale (as a percentage of loans sold) on the amount of gain on sale is summarized in the following table:

	2005 vs. 2004
	Increase (Decrease) Due
	Loans Sold	Gain on Sale Rate	Total
	(in thousands)
Mortgage Banking:
Prime Mortgage Loans	$615,983	$(321,339)	$294,644
Nonprime Mortgage Loans	373,251	(606,858)	(233,607)
Prime Home Equity Loans:
Initial Sales	(42,110)	(167,391)	(209,501)
Subsequent draws	62,507	—	62,507
	20,397	(167,391)	(146,994)
Total Production Sector	1,009,631	(1,095,588)	(85,957)
Reperforming loans	(55,577)	(38,977)	(94,554)
Total Mortgage Banking	$954,054	$(1,134,565)	$(180,511)

Gain on sale of Prime Mortgage Loans increased in 2005 as compared to 2004 due primarily to an increase in the volume of loans sold partially offset by lower margins resulting from increased pricing competition and weaker secondary market conditions.

Gain on sale of Nonprime Mortgage Loans decreased in 2005 as compared to 2004 due primarily to lower margins resulting from increased pricing competition and weaker secondary market conditions, partially offset by increased sales of Nonprime Mortgage Loans.

Gain on sale of Prime Home Equity Loans decreased in 2005 as compared to 2004 due primarily to lower margins combined with a decrease in the volume of loans sold.

Gain on sale of Reperforming loans decreased in 2005 as compared to 2004 due primarily to a decrease in the volume of loans sold combined with lower margins. Reperforming loans are reinstated loans that had previously defaulted and were repurchased from mortgage securitization trusts we sponsor. The note rate on these loans is typically higher than the currently offered mortgage interest rates and therefore, the margin on these loans is typically higher than margins on Prime Mortgage Loans.

The decrease in Capital Markets’ gain on sale related to its conduit activities was due to a decline in margins partially offset by increased sales of mortgage loans. The increase in Capital Markets’ gain on sale related to its commercial real estate activities was due to increased sales of such loans. Capital Markets’ revenues from its securities trading activities consist of gain on sale and interest income. In a steep yield curve environment, net interest income will comprise a larger percentage of total securities trading revenue. As the yield curve flattens, the mix of revenues will naturally shift toward gain on sale of securities. During 2005 the yield curve was flatter than in 2004, which resulted in a shift in trading revenues from interest income to gain on sale. The decrease in loss on sale of the trading securities was more than offset by a decline in net interest income due to the overall decline in trading margins.

In general, gain on sale of loans and securities is affected by numerous factors, including the volume, mix and timing of loans sold, production channel mix, the level of price competition, the level of investor demand for mortgage securities, the slope of the yield curve and the effectiveness of our associated interest rate risk management activities.

Net Interest Income and Provision for Loan Losses

Net interest income is summarized below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Net interest income (expense):
Banking Segment loans and securities	$1,381,672	$736,236
Mortgage Banking Segment loans and securities	607,041	1,202,571
Loan Servicing Sector interest expense	(382,324)	(353,454)
Interest income (expense) on custodial balances	366,848	(86,514)
Capital Markets Segment securities portfolio	235,528	393,451
Other	144,855	145,026
Net interest income	2,353,620	2,037,316
Provision for loan losses related to loans held for investment	(115,685)	(71,775)
Net interest income after provision for loan losses	$2,237,935	$1,965,541

The increase in net interest income from the Banking Segment was primarily attributable to growth in the average investment in mortgage loans in the Bank and CWL. Average interest-earning assets in the Banking Segment increased to $66.8 billion during 2005, an increase of $34.9 billion over the year-ago period. Offsetting this increase, the net interest margin decreased to 2.05% during 2005 from 2.31% during the year-ago period.

The decrease in net interest income from Mortgage Banking loans and securities reflects primarily a flattening of the yield curve during 2005 as compared to 2004 partially offset by an increase in average balance. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Short-term interest rates rose while long-term mortgage interest rates declined slightly between the year-ago period and 2005, reducing the net interest income relating to outstanding balances. The decline in net interest margin was not offset by an increase in gain on sale due to price competition.

Interest expense allocated to the Loan Servicing Sector increased primarily due to an increase in total Servicing Sector assets combined with an increase in cost of funds.

Net interest income from custodial balances increased in the current period due to an increase in the earnings rate on the custodial balances from 1.24% during 2004 to 3.26% during 2005, resulting from an increase in short-term interest rates combined with an increase in average custodial balances of $4.8 billion or 28% over the year-ago period. We are required to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $343.2 million and $296.7 million in 2005 and 2004, respectively.

The decrease in net interest income from the Capital Markets securities portfolio is attributable to a decrease in the net interest margin from 0.93% in 2004 to 0.47% 2005, which is partially offset by an increase of 20% in the average inventory of securities held. The decrease in net interest margin on the securities portfolio is primarily due to a larger increase in short-term financing rates versus the increase in rates in the longer-term securities held by the Capital Markets Segment. The decline in net interest income was partially offset by a decrease in loss on sale of securities.

The increase in the provision for loan losses is due to the continuing growth and seasoning of the Banking Segment’s loan portfolio, along with $78.5 million of estimated losses incurred as a result of Hurricane Katrina. During the period, nonaccrual loans increased 85% to $93.1 million.

Nonaccrual loans and foreclosed assets at period end are summarized as follows:

December 31, 2005
(in thousands)
Nonaccrual loans(1):
Mortgage loans:
Nonprime	$437,006
Prime	444,094
Prime home equity	95,998
Subtotal	977,098
Warehouse lending advances	—
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	589,290
Total nonaccrual loans	1,566,388
Foreclosed assets	93,121
Total nonaccrual loans and foreclosed assets	$1,659,509
Nonaccrual loans as a percentage of loans held for investment:
Total	2.2%
Excluding loans FHA-insured and VA-guaranteed loans	1.4%
Allowance for loan losses	$189,201
Allowance for loan losses as a percentage of nonaccrual loans:
Total	12.1%
Excluding loans FHA-insured and VA-guaranteed loans	19.4%
Allowance for loan losses as a percentage of loans held for investment	0.3%

(1)          This amount excludes $588.3 million of government-insured loans eligible for repurchase from Ginnie Mae securities issued by us. Our servicing agreement with Ginnie Mae allows us to repurchase loans that are delinquent more than 90 days instead of continuing to advance the delinquent interest to the security holders. This amount is included in loans held for investment as Countrywide has the option of repurchasing the loans from the securities and is required to include such loans on its balance sheets. However, we do not include these loans in our nonaccrual balances because we have not exercised the option to repurchase the loans.

The allowance for loan losses increased by 51% from $125.0 million at December 31, 2004, to $189.2 million at December 31, 2005, primarily due to growth in loans held for investment at Countrywide Bank. We expect our allowance for loan losses and the related provision for loan losses to increase as a percentage of our portfolio of loans held for investment as such portfolio continues to season. As our portfolio continues to grow, the impact of seasoning on the allowance as a percentage of loans held for investment will be partially offset by new loans.

Loan Servicing Fees and Other Income from Retained Interests

Loan servicing fees and other income from retained interests are summarized below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Servicing fees, net of guarantee fees	$3,194,395	$2,382,685
Income from other retained interests	455,986	388,474
Late charges	237,112	182,446
Prepayment penalties	211,668	153,467
Global Operations Segment subservicing fees	108,378	106,356
Ancillary fees	73,715	56,159
Total loan servicing fees and other income from retained interests	$4,281,254	$3,269,587

The increase in servicing fees, net of guarantee fees, was principally due to a 32% increase in the average servicing portfolio, plus an increase in the overall annualized net service fee earned from 0.327% of the average portfolio balance during 2004 to 0.333% during 2005.

The increase in income from other retained interests was due primarily to a 23% increase in the average investment in these assets. This income excludes any impairment charges, which are included in recovery (impairment) of retained interests in the consolidated statement of earnings. Other retained interests include interest-only and principal-only securities as well as residual interests that arise from the securitization of mortgage loans, particularly Nonprime Mortgage and Prime Home Equity Loans.

Amortization of Mortgage Servicing Rights

We recorded amortization of MSRs of $2,288.4 million, or an annual rate of 20.8%, during 2005 as compared to $1,940.5 million, or an annual rate of 22.0%, during 2004. The amortization rate of MSRs is dependent on the forecasted prepayment speeds at the beginning of each quarter during the period. On average, prevailing mortgage rates at the beginning of the quarterly periods during 2005 were slightly higher than in 2004. In addition, the average of the portfolio note rates was lower over the same period. As a result, the average forecasted prepayment speeds were lower in the current period. This resulted in a lower amortization rate for 2005 than in the year-ago period. Dollar amortization was higher because the MSR asset balance was higher during 2005.

Recovery (Impairment) of Retained Interests and Servicing Hedge Losses

Recovery (impairment) of retained interests and Servicing Hedge losses are detailed below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Recovery (impairment) of retained interests:
MSRs:
Recovery (impairment)	$601,017	$(279,842)
Reduction of MSR cost basis through application of hedge accounting:
Change in fair value attributable to hedged risk	(213,166)	—
Total recovery (impairment) of MSRs	387,851	(279,842)
Other retained interests	(364,506)	(368,295)
	$23,345	$(648,137)
Servicing Hedge losses recorded in earnings	$(523,078)	$(215,343)

Total recovery of MSRs during 2005 resulted from an increase in the estimated fair value of MSRs resulting primarily from the increase in mortgage interest rates during the period. MSR impairment in 2004 resulted generally from a decrease in the MSRs’ estimated fair value driven by a slight decrease in mortgage rates during the period. In 2005 and 2004 we recognized impairment of other retained interests resulting from a decline in the value of such securities. The collateral underlying certain of these residuals is fixed-rate while the pass-through rate is floating. An increase in projected short-term interest rates during both periods caused compression of the spread on such residuals, which resulted in a decline in their value.

The Servicing Hedge generated losses of $523.1 million and $215.3 million during 2005 and 2004, respectively. During 2005 these losses resulted from increases in long-term Treasury and swap rates and mortgage rates as well as the decay in option time value. During 2004 the losses primarily resulted from the decay in option time value as long-term Treasury and swap rates remained substantially unchanged.

Net Insurance Premiums Earned

The increase in net insurance premiums earned of $171.0 million was primarily due to an increase in premiums earned on the voluntary homeowners and auto lines of business and in reinsurance premiums earned.

Other Revenue

Other revenue consisted of the following:

	Years Ended December 31,
	2005	2004
	(in thousands)
Appraisal fees, net	$109,898	$75,991
Credit report fees, net	77,830	70,558
Global Operations Segment processing fees	64,688	78,404
Title services	44,293	46,480
Insurance agency commissions	28,785	63,194
Increase in cash surrender value of life insurance	8,324	22,041
Other	136,361	154,001
Total other revenue	$470,179	$510,669

Compensation Expenses

Average workforce by segment is summarized below:

	Years Ended December 31,
	2005	2004
Mortgage Banking	37,206	29,699
Banking	1,804	1,015
Capital Markets	624	532
Insurance	2,016	1,834
Global Operations	2,650	2,131
Corporate Administration	4,414	3,720
Average workforce, including temporary staff	48,714	38,931

Compensation expenses are summarized below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Base salaries	$2,010,383	$1,650,321
Incentive bonus and commissions	1,940,426	1,636,833
Payroll taxes and benefits	607,704	428,683
Deferral of loan origination costs	(943,030)	(578,792)
Total compensation expenses	$3,615,483	$3,137,045

Compensation expenses increased $478.4 million, or 15%, during 2005 as compared to the year-ago period. In the Loan Production Sector, compensation expenses increased $494.4 million, or 20%, prior to the deferral of loan origination costs, because of a 26% increase in average staff.

In the Loan Servicing Sector, compensation expense rose $66.6 million, or 24%, to accommodate a 20% increase in the number of loans serviced. Compensation expenses increased in most other business segments and corporate areas, reflecting growth in the Company.

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

Occupancy and Other Office Expenses

Occupancy and other office expenses are summarized below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Office and equipment rentals	$185,748	$160,687
Depreciation expense	181,598	111,664
Utilities	150,973	120,995
Postage and courier service	101,622	90,036
Office supplies	72,655	58,831
Dues and subscriptions	53,154	44,859
Repairs and maintenance	51,850	45,031
Other	82,080	11,275
Total occupancy and other office expenses	$879,680	$643,378

Occupancy and other office expenses for 2005 increased by $236.3 million primarily to accommodate a 25% increase in the average workforce.

Insurance Claim Expenses

Insurance claim expenses were $441.6 million for 2005 as compared to $390.2 million for the year-ago period. The increase in insurance claim expenses was due mainly to growth in our insured risk and a $19.8 million increase in catastrophe losses over the year-ago period.

Advertising and Promotion Expenses

Advertising and promotion expenses increased 34% from 2004, as a result of a shift in the mortgage loan production market towards purchase activity, which generally requires more advertising and promotion than refinance activity.

Other Operating Expenses

Other operating expenses are summarized below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Insurance commission expense	$166,970	$123,225
Legal, consulting, accounting and auditing fees	141,028	103,990
Travel and entertainment	115,473	85,319
Losses on servicing-related advances	71,181	56,785
Software amortization and impairment	64,962	53,235
Insurance	55,071	55,608
Taxes and licenses	49,488	37,582
Other	194,172	188,203
Deferral of loan origination costs	(155,333)	(75,404)
Total other operating expenses	$703,012	$628,543

Results of Operations Comparison—Year Ended December 31, 2004, (“2004”) and Year Ended December 31, 2003, (“2003”)

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

Our Banking Segment increased its pre-tax earnings by $295.3 million from the year-ago period, primarily as the result of increases in the balance of mortgage loans held by Countrywide Bank. In total,

non-mortgage banking businesses contributed $1,260.2 million in pre-tax earnings for 2004, an increase of 41% from the year-ago period.

Operating Segment Results

Pre-tax earnings (loss) by segment are summarized below:

	Years Ended December 31,
	2004	2003
	(in thousands)
Mortgage Banking:
Loan Production	$2,684,258	$4,087,866
Loan Servicing	(433,531)	(1,233,475)
Loan Closing Services	84,986	97,825
Total Mortgage Banking	2,335,713	2,952,216
Banking	582,483	287,217
Capital Markets	479,115	442,303
Insurance	160,093	138,774
Global Operations	41,865	25,607
Other	(3,396)	(345)
Total	$3,595,873	$3,845,772

The pre-tax earnings (loss) of each segment include intercompany transactions, which are eliminated in the “other” category above.

Mortgage loan production by segment and product is summarized below:

	Years Ended December 31,
	2004	2003
	(in millions)
Segment:
Mortgage Banking	$317,811	$398,310
Banking	27,116	14,354
Capital Markets:
Conduit acquisitions	18,079	22,200
Commercial Real Restate	358	—
	$363,364	$434,864
Product:
Prime Mortgage	$292,672	$396,934
Nonprime Mortgage	39,441	19,827
Prime Home Equity	30,893	18,103
Commercial Real Estate	358	—
	$363,364	$434,864

The following table summarizes loan production by purpose and by interest rate type:

	Years Ended December 31,
	2004	2003
	(in millions)
Purpose:
Non-purchase	$186,781	$305,084
Purchase	176,583	129,780
	$363,364	$434,864
Interest Rate Type:
Adjustable Rate	$189,931	$91,824
Fixed Rate	173,433	343,040
	$363,364	$434,864

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

Loan Production Sector

The Loan Production Sector produces mortgage loans through the four production divisions of Countrywide Home Loans (“CHL”)—Consumer Markets, Wholesale Lending, Correspondent Lending and Full Spectrum Lending. Full Spectrum Lending, Inc. was a subsidiary of CFC until it merged with CHL in December 2004.

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

The following table summarizes Mortgage Banking loan production by purpose and by interest rate type:

	Years Ended December 31,
	2004	2003
	(in millions)
Purpose:
Non-purchase	$163,325	$282,560
Purchase	154,486	115,750
	$317,811	$398,310
Interest Rate Type:
Fixed rate	$163,588	$327,412
Adjustable rate	154,223	70,898
	$317,811	$398,310

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

	Years Ended December 31,
	2004	2003
	(dollar amounts in millions)
Prime Home Equity Loans	$23,351	$12,268
Nonprime Mortgage Loans	33,481	15,525
	$56,832	$27,793
Percent of total Mortgage Banking loan production	17.9%	7.0%

The pre-tax earnings of the Loan Production Sector are summarized below:

	Years Ended December 31,
	2004		2003
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$3,187,108		$5,713,008
Nonprime Mortgage	1,364,912		564,188
Prime Home Equity	1,130,406		210,264
Total revenues	5,682,426	1.79%	6,487,460	1.63%
Expenses:
Compensation	1,894,187	0.60%	1,511,876	0.38%
Other operating	703,309	0.22%	489,708	0.12%
Allocated corporate	400,672	0.13%	398,010	0.10%
Total expenses	2,998,168	0.95%	2,399,594	0.60%
Pre-tax earnings	$2,684,258	0.84%	$4,087,866	1.03%
Total Mortgage Banking loan production	$317,811,000		$398,310,000

Decreased demand for residential mortgages from the historic levels experienced in 2003 resulted in lower production volume in 2004. The resulting decline in our production was moderated by an increase in our market share from the year-ago period. Our mortgage loan production market share was 13.1% in 2004, up from 11.4% in 2003.

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

The commissioned sales force of the Consumer Markets Division numbered 4,825 at December 31, 2004, an increase of 1,341 or 38% compared to December 31, 2003. The commissioned sales force contributed $36.9 billion in purchase originations during 2004, a 43% increase over the year-ago period. The purchase production generated by the commissioned sales force represented 75% of the Consumer Markets Division’s purchase production for 2004. In addition, the Consumer Markets Division has expanded its branch network to 577 branch offices at December 31, 2004, an increase of 111 offices over the year-ago period.

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

Loan Servicing Sector

The following table summarizes the results for the Loan Servicing Sector:

	Years Ended December 31,
	2004		2003
	Amount	Percentage of Average Servicing Portfolio	Amount	Percentage of Average Servicing Portfolio
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$2,382,685	0.327%	$1,917,014	0.350%
Miscellaneous fees	525,807	0.072%	546,380	0.099%
Income from other retained interests	388,474	0.054%	410,346	0.075%
Escrow balance expense	(86,514)	(0.012)%	(212,562)	(0.039)%
Amortization of mortgage servicing rights	(1,940,457)	(0.267)%	(2,069,246)	(0.377)%
Impairment of retained interests	(643,864)	(0.088)%	(1,432,965)	(0.261)%
Servicing hedge (losses) gains	(215,343)	(0.030)%	234,823	0.043%
Total servicing revenues	410,788	0.056%	(606,210)	(0.110)%
Operating expenses	460,552	0.063%	359,005	0.066%
Allocated corporate expenses	77,015	0.011%	84,126	0.015%
Total servicing expenses	537,567	0.074%	443,131	0.081%
Interest expense	306,752	0.042%	184,134	0.034%
Pre-tax loss	$(433,531)	(0.060)%	$(1,233,475)	(0.225)%
Average servicing portfolio volume	$727,821,000		$548,724,000

Our servicing portfolio grew to $838.3 billion at December 31, 2004, a 30% increase from December 31, 2003. At the same time, the overall weighted-average note rate of loans in our servicing portfolio declined from 6.1% to 5.9%.

The pre-tax loss in the Loan Servicing Sector was $433.5 million during 2004, an improvement of $799.9 million from the prior year. During 2004, mortgage rates were generally higher than in 2003, which resulted in lower actual and projected prepayments. Such lower prepayments resulted in lower amortization and impairment. The combined amounts of amortization and impairment, were $2,584.3 million and $3,502.2 million during 2004 and 2003, respectively.

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

The Banking Segment achieved pre-tax earnings of $582.5 million during 2004, as compared to $287.2 million for the year-ago period. Following is the composition of pre-tax earnings by company:

	Years Ended December 31,
	2004	2003
	(in thousands)
Banking Operations	$534,091	$228,657
Countrywide Warehouse Lending (“CWL”)	71,414	78,105
Allocated corporate expenses	(23,022)	(19,545)
Pre-tax earnings	$582,483	$287,217

The Bank’s revenues and expenses are summarized in the following table:

	Years Ended December 31,
	2004	2003
	(dollar amounts in thousands)
Interest income	$1,301,351	$504,023
Interest expense	(631,188)	(232,826)
Net interest income	670,163	271,197
Provision for loan losses	(37,438)	(9,782)
Net interest income after provision for loan losses	632,725	261,415
Non-interest income	65,550	63,035
Non-interest expense	(164,184)	(95,793)
Pre-tax earnings	$534,091	$228,657
Efficiency ratio(1)	20%	27%
After-tax return on average assets	1.13%	1.11%

(1)          Non-interest expense reduced by mortgage insurance divided by the sum of net interest income plus non-interest income.

The increase in net interest income is primarily due to a $15.8 billion or 127% increase in average interest-earning assets, as summarized below:

	Years Ended December 31,
	2004			2003
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Mortgage loans(1)	$23,989,383	$1,147,979	4.79%	$7,729,436	$351,558	4.55%
Securities available for sale(2)	3,013,265	124,086	4.12%	3,601,929	134,204	3.73%
Short-term investments	592,919	7,719	1.30%	849,036	9,896	1.17%
Other investments	567,682	21,567	3.80%	209,988	8,365	3.98%
Total interest-earning assets	28,163,249	1,301,351	4.62%	12,390,389	504,023	4.07%
Allowance for loan losses	(29,008)			(6,651)
Other assets	471,333			251,591
Total non interest-earning assets	442,325			244,940
Total assets	$28,605,574			$12,635,329
Interest-bearing liabilities:
Money market deposits	$795,025	18,286	2.30%	$32,329	577	1.78%
Savings	1,798	31	1.73%	1,626	28	1.71%
Escrow deposits	7,870,918	102,096	1.30%	5,788,084	57,801	1.00%
Time deposits	6,432,036	197,389	3.07%	1,738,712	57,910	3.33%
Total interest-bearing deposits	15,099,777	317,802	2.10%	7,560,751	116,316	1.54%
FHLB advances	10,323,708	305,032	2.95%	3,541,507	114,437	3.23%
Other borrowed funds	578,855	8,354	1.44%	178,086	2,073	1.16%
Total borrowed funds	10,902,563	313,386	2.87%	3,719,593	116,510	3.13%
Total interest-bearing liabilities	26,002,340	631,188	2.43%	11,280,344	232,826	2.06%
Non interest-bearing liabilities and equity
Non interest-bearing checking	95,664			11,241
Other liabilities	416,821			127,324
Shareholders’ equity	2,090,749			1,216,420
Total non interest-bearing liabilities and equity	2,603,234			1,354,985
Total liabilities and shareholders’ equity	$28,605,574			$12,635,329
Net interest income		$670,163			$271,197
Net interest spread(3)			2.19%			2.01%
Net interest margin(4)			2.38%			2.19%

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

The dollar amounts of interest income and interest expense fluctuate depending upon changes in interest rates and upon changes in the volume of our interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period’s volume), and (iii) changes in rate/volume (changes in rate times the change in volume)—which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below—were as follows:

	2004 vs 2003
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
	(in thousands)
Interest-earning assets:
Mortgage loans(1)	$774,279	$22,142	$796,421
Securities available for sale(2)	(28,414)	18,296	(10,118)
Short-term investments	(3,556)	1,379	(2,177)
Other investments	13,254	(52)	13,202
Total interest income	755,563	41,765	797,328
Interest-bearing liabilities:
Money market deposits	$(17,495)	$(214)	$(17,709)
Savings	(3)	—	(3)
Escrow deposits	(24,195)	(20,100)	(44,295)
Time deposits	(143,681)	4,202	(139,479)
Total interest expense	(185,374)	(16,112)	(201,486)
FHLB advances	(199,514)	8,919	(190,595)
Other borrowed funds	(5,676)	(605)	(6,281)
Total borrowed funds	(205,190)	8,314	(196,876)
Total interest-bearing liabilities	(390,564)	(7,798)	(398,362)
Net interest income	$364,999	$33,967	$398,966

(1)          Average balances include nonaccrual loans.

(2)          Average balances and yields for securities available for sale are based on average amortized cost computed on the settlement date basis.

The increase in net interest income is primarily due to a $15.8 billion increase in average interest-earning assets, primarily mortgage loans, combined with an increase in net interest margin (net interest income divided by average earning assets) of 19 basis points. The margin increase was the result of a change in the mix of interest-earning assets toward mortgage loans and the reduced amortization of loan origination costs and purchase premiums on securities resulting from lower prepayments on mortgage loans and securities.

The composition of the Bank’s balance sheets was as follows:

	December 31,
	2004		2003
	Amount	Rate	Amount	Rate
	(dollar amounts in millions)
Assets
Short-term investments	$315	2.15%	$451	0.95%
Mortgage loans	34,230	5.25%	14,686	4.97%
Securities available for sale	4,796	5.02%	3,564	4.24%
FHLB securities & FRB stock	795	3.96%	394	3.75%
Total interest-earning assets	40,136	5.17%	19,095	4.71%
Cash	50		43
Other assets	778		239
Total assets	$40,964		$19,377
Liabilities and Equity
Deposits:(1)
Customer	$12,045	3.27%	$3,335	3.24%
Company-controlled escrow deposit accounts	7,901	2.19%	5,901	0.96%
FHLB advances	15,475	2.97%	6,875	3.19%
Other borrowings	1,811	2.37%	1,508	1.15%
Total interest-bearing liabilities	37,232	2.87%	17,619	2.28%
Other liabilities	807		263
Shareholder’s equity	2,925		1,495
Total liabilities and equity	$40,964		$19,377
Primary spread(2)		2.30%		2.43%
Nonaccrual loans	$21.8		$4.4
Capital ratios:
Tier 1 Leverage capital	7.8%		8.6%
Tier 1 Risk-based capital	11.8%		12.8%
Total Risk-based capital	12.0%		12.9%

(1)          Includes inter-company deposits.

(2)          Calculated as rate on total interest-earning assets less rate on total interest-bearing liabilities

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

The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Years Ended December 31,
	2004	2003
	(in thousands)
Revenues:
Conduit	$319,089	$269,592
Underwriting	289,125	171,958
Securities trading	110,476	199,149
Brokering	20,174	29,944
Commercial real estate	3,485	—
Other	19,089	5,360
Total revenues	761,438	676,003
Expenses:
Operating expenses	272,167	222,555
Allocated corporate expenses	10,156	11,145
Total expenses	282,323	233,700
Pre-tax earnings	$479,115	$442,303

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

The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the mortgage banking operations, by instrument:

	Years Ended December 31,
	2004	2003
	(in millions)
Mortgage-backed securities	$1,821,642	$2,647,099
Asset-backed securities	186,296	50,944
Other	75,949	112,360
Subtotal(1)	2,083,887	2,810,403
U.S. Treasury securities	1,042,785	48,310
Total securities trading volume	$3,126,672	$2,858,713

(1)          Approximately 15% and 12% of the segment’s non-U.S. Treasury securities trading volume was with CHL during 2004 and 2003, respectively.

Insurance Segment

The Insurance Segment’s pre-tax earnings increased 15% over the prior year, to $160.1 million. The following table shows pre-tax earnings by business line:

	Years Ended December 31,
	2004	2003
	(in thousands)
Balboa Reinsurance Company	$134,928	$102,785
Balboa Life and Casualty Operations(1)	49,496	56,043
Allocated corporate expenses	(24,331)	(20,054)
Pre-tax earnings	$160,093	$138,774

(1)          Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

The following table shows net insurance premiums earned:

	Years Ended December 31,
	2004	2003
	(in thousands)
Balboa Reinsurance Company	$157,318	$128,585
Balboa Life and Casualty Operations	625,367	604,231
Total net insurance premiums earned	$782,685	$732,816

The following table shows insurance claim expenses:

	Years Ended December 31,
	2004		2003
	Amount	As Percentage of Net Earned Premiums(1)	Amount	As Percentage of Net Earned Premiums(1)
	(dollar amounts in thousands)
Balboa Reinsurance Company	$41,529	26%	$38,636	30%
Balboa Life and Casualty Operations	348,674	56%	321,410	53%
Total insurance claim expenses	$390,203		$360,046

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

Global Operations Segment

Global Operations pre-tax earnings totaled $41.9 million, an increase of $16.3 million in comparison to the prior year. The increase in earnings was due partly to growth in the portfolio of mortgage loans subserviced on behalf of Global Home Loans’ minority joint venture partner, Barclays Bank PLC. In addition, a favorable shift in foreign exchange rates contributed $5.6 million to earnings along with a $6.5 million software impairment in 2003, which did not recur in the current period.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

Gain on sale of loans and securities is summarized below:

	Years Ended December 31,
	2004			2003
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	As Percentage of Loans Sold	Loans Sold	Amount	As Percentage of Loans Sold
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$268,227,114	$2,492,464	0.93%	$363,193,537	$5,073,107	1.40%
Nonprime Mortgage Loans	30,649,607	1,115,450	3.64%	10,231,132	452,866	4.43%
Prime Home Equity Loans	25,849,186	778,622	3.01%	820,125	15,566	1.90%
Production Sector	324,725,907	4,386,536	1.35%	374,244,794	5,541,539	1.48%
Reperforming loans	2,770,673	127,149	4.59%	2,396,957	163,443	6.82%
	$327,496,580	4,513,685		$376,641,751	5,704,982
Capital Markets:
Conduit activities(1)	$44,157,661	273,424	0.62%	$44,142,091	237,449	0.54%
Underwriting	N/A	238,570	N/A	N/A	126,751	N/A
Commercial real estate	$57,973	2,938	5.07%	N/A	—	N/A
Securities trading and other	N/A	(218,922)	N/A	N/A	(207,789)	N/A
		296,010			156,411
Other	N/A	32,387	N/A	N/A	26,043	N/A
		$4,842,082			$5,887,436

(1)          Includes intercompany sales.

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

Net Interest Income

Net interest income is summarized below:

	Years Ended December 31,
	2004	2003
	(in thousands)
Net interest income (expense):
Mortgage Banking Segment loans and securities	$1,202,571	$887,436
Interest expense on custodial balances	(86,514)	(212,561)
Servicing Sector interest expense	(353,454)	(254,285)
Banking Segment loans and securities	736,236	341,005
Capital Markets Segment securities portfolio	393,451	448,099
Other	145,026	197,900
Net interest income	2,037,316	1,407,594
Provision for loan losses related to loans held for investment	(71,775)	(48,204)
Net interest income after provision for loan losses	$1,965,541	$1,359,390

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

Net interest expense from custodial balances decreased in the current period due to the decrease in loan payoffs from the year-ago period. We are required to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $296.7 million and $406.8 million in 2004 and 2003, respectively.

Interest expense allocated to the Loan Servicing Sector increased primarily due to an increase in total Servicing Sector assets.

The increase in net interest income from the Banking Segment was primarily attributable to growth in the average investment in mortgage loans in the Bank. Average assets in the Banking Segment increased to $32.0 billion during 2004, an increase of $15.5 billion over the year-ago period. The average net interest spread earned increased to 2.31% during 2004 from 2.13% during 2003.

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

The increase in servicing fees, net of guarantee fees, was principally due to a 33% increase in the average servicing portfolio, partially offset by a reduction in the overall annualized net service fee earned from 0.350% of the average portfolio balance during 2003 to 0.327% during 2004. The reduction in the overall net service fee was largely due to agreements we reached with certain loan investors to reduce our contractual servicing fee rate. The resulting excess yield has been securitized and sold or is included on the balance sheet as trading securities.

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

Impairment of Retained Interests and Servicing Hedge (Losses) Gains

Impairment of retained interests and Servicing Hedge (losses) gains are detailed below:

	Years Ended December 31,
	2004	2003
	(in thousands)
Impairment of retained interests:
MSRs	$(279,842)	$(1,326,741)
Other retained interests	(368,295)	(106,224)
	$(648,137)	$(1,432,965)
Servicing Hedge (losses) gains recorded in earnings	$(215,343)	$234,823

Impairment of MSRs in 2004 resulted generally from a decline in their estimated fair value, driven by a slight decrease in mortgage rates during the year. However, impairment of MSRs was lower in 2004 than in 2003 because mortgage rates were generally higher during 2004 than in 2003. Impairment of MSRs during 2003 resulted from a reduction in the estimated fair value of MSRs, primarily driven by the decline in mortgage rates during much of the period. In 2004, we recognized impairment of other retained interests, primarily as a result of a decline in the value of nonprime securities. The collateral underlying certain of these residuals is fixed-rate while the pass-through rate is floating. An increase in projected short-term interest rates during the current period resulted in a compression of the spread on such residuals, which resulted in a decline in their value.

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

Net Insurance Premiums Earned

The increase in net insurance premiums earned is due to an increase in premiums earned on lender-placed and voluntary lines of business combined with an increase in reinsurance premiums.

Other Revenue

Other revenue consisted of the following:

	Years Ended December 31,
	2004	2003
	(in thousands)
Global Operations Segment processing fees	$78,404	$78,043
Appraisal fees, net	75,991	68,922
Credit report fees, net	70,558	69,424
Insurance agency commissions	63,194	52,865
Title services	46,480	49,922
Increase in cash surrender value of life insurance	22,041	—
Other	154,001	142,874
Total other income	$510,669	$462,050

Compensation Expenses

Average workforce by segment is summarized below:

	Years Ended December 31,
	2004	2003
Mortgage Banking	29,699	25,415
Banking	1,015	781
Capital Markets	532	420
Insurance	1,834	1,784
Global Operations	2,131	2,018
Corporate Administration	3,720	3,142
Average workforce, including temporary staff	38,931	33,560

Compensation expenses are summarized below:

	Years Ended December 31,
	2004	2003
	(dollar amount in thousands)
Base salaries	$1,650,321	$1,371,821
Incentive bonus and commissions	1,636,833	1,285,964
Payroll taxes and benefits	428,683	359,220
Deferral of loan origination costs	(578,792)	(426,069)
Total compensation expenses	$3,137,045	$2,590,936

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

Occupancy and Other Office Expenses

Occupancy and other office expenses are summarized below:

	Years Ended December 31,
	2004	2003
	(in thousands)
Office and equipment rentals	$160,687	$109,696
Utilities	120,995	96,979
Depreciation expense	111,664	82,051
Postage and courier service	90,036	80,797
Office supplies	58,831	56,360
Repairs and maintenance	45,031	36,389
Dues and subscriptions	44,859	26,379
Other	11,275	36,541
Total occupancy and other office expenses	$643,378	$525,192

Occupancy and other office expenses for 2004 increased by $118.2 million, or 23%. Personnel growth in our loan production operations accounted for 89% of this increase.

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

Other Operating Expenses

Other operating expenses are summarized below:

	Years Ended December 31,
	2004	2003
	(in thousands)
Insurance commission expense	$123,225	$138,853
Legal, consulting, accounting and auditing	103,990	111,643
Travel and entertainment	85,319	63,295
Losses on servicing-related advances	56,785	36,217
Insurance	55,608	40,298
Software amortization and impairment	53,235	46,136
Taxes and licenses	37,582	32,347
Other	188,203	155,541
Deferral of loan origination costs	(75,404)	(71,536)
Total other operating expenses	$628,543	$552,794

Insurance expense increased due to an increase in mortgage insurance related to growth in the Bank’s loan portfolio.

Quantitative and Qualitative Disclosures About Market Risk

The primary market risk we face is interest rate risk. The predominant type of interest rate risk at Countrywide is price risk, which is the risk that the value of our assets and liabilities will change due to changes in interest rates. Interest rate risk also includes the risk that the net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. From an enterprise perspective, we manage interest rate risk through the natural counterbalance of our loan production and servicing businesses. We also use various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of our interest rate lock commitments, Mortgage Loan Inventory and MBS held for sale, MSRs and other retained interests and trading securities, as well as a portion of our debt. The overall objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates. Our Corporate Asset/Liability Management Committee, which is comprised of several of the Company’s senior financial executives, is responsible for management of this risk.

Interest Rate Lock Commitments and Mortgage Inventory

We are exposed to price risk from the time an interest rate lock commitment (“IRLC”) is made to a mortgage applicant or financial intermediary to the time the resulting mortgage loan is sold. IRLCs guarantee for a specified period the rate and points to be charged to a borrower on a mortgage. The period of the guarantee is generally from seven to 60 days. During this period, we are exposed to losses if mortgage rates rise, because the increase in interest rates generally causes the value of the IRLC or mortgage to decline. To manage this risk, we use derivatives, primarily forward sales of MBS, options to buy and sell MBS, Eurodollar futures and Eurodollar options as well as options on Treasury futures contracts.

Managing the interest rate risk related to IRLCs is complicated by the fact that the ultimate percentage of applications that close within the terms of the IRLC is beyond our control and is driven primarily by changes in mortgage rates in the marketplace. In general, the percentage of applications that ultimately close within the terms of the IRLC increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicants’ committed rates. The closing percentage is also influenced by the source and age of the applications, purpose for the loans (purchase or refinance) and the application approval rate. We have developed closing ratio estimates using empirical data. Our estimates take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. Our closing ratio estimates are revised periodically using the most current empirical data.

To manage the price risk associated with IRLCs, we use a combination of net forward sales of MBS and put and call options on MBS, Treasury futures and Eurodollar futures. We generally enter into forward sales contracts of MBS in an amount equal to the portion of the IRLCs expected to close, assuming no change in mortgage rates. We acquire put and call options to protect against the variability of the rate of loan closings caused by changes in mortgage rates, using our current closing ratio estimates to determine the amount of optional coverage required.

We manage the price risk related to our Mortgage Loan Inventory primarily by entering into forward sales of MBS and Eurodollar futures contracts. The value of these forward MBS sales and Eurodollar futures moves in the opposite direction of the value of the Mortgage Loan Inventory.

We manage the price risk and credit risk related to our commercial mortgage loans using total rate of return and credit default swaps.

We actively manage our IRLCs and Mortgage Loan Inventory risk profiles on a daily basis.

A more detailed description of the derivative instruments we use in our risk management activities related to the IRLCs and Mortgage Loan Inventory is presented below:

•       Forward Sales of MBS: An obligation to sell an MBS at a specified price in the future. The value increases as mortgage rates rise.

•       Forward Purchases of MBS: An obligation to buy an MBS at a specified price in the future. The value increases as mortgage rates fall.

•       Long Call Options on MBS: A right to buy an MBS at a specified price in the future. The value increases as mortgage rates fall.

•       Long Put Options on MBS: A right to sell an MBS at a specified price in the future. The value increases as mortgage rates rise.

•       Long Call Options on Treasury Futures: A right to acquire a Treasury futures contract at a specified price in the future. The value increases as the benchmark Treasury rate falls.

•       Long Put Options on Treasury Futures: A right to sell a Treasury futures contract at a specified price in the future. The value increases as the benchmark Treasury rate rises.

•       Short Eurodollar Futures Contracts: A standardized exchange-traded contract, the value of which is tied to spot Eurodollar rates at specified future dates. The value increases when Eurodollar rates rise.

•       Total Rate of Return Swaps: An agreement to pay or receive the total return on a financial index or security in exchange for the payment or receipt of a floating rate of interest over the term of the contract. For use in the risk management of the commercial mortgage portfolio, the Company pays the return on a published CMBS index and receives the floating rate of interest. The value of these contracts increases as the value of the index declines.

•       Credit Default Swaps: An agreement to purchase credit event protection based on a financial index or security in exchange for paying a fixed rate of interest over the term of the contract. For use in the risk management of the commercial mortgage portfolio, the Company receives credit protection and pays a fixed rate of interest. The value of these contracts increases when the probability of the occurrence of a credit event rises.

Mortgage Servicing Rights (MSRs) and Other Retained Interests

Our MSRs and other retained interests are subject to loss in value when mortgage rates decline. Declining mortgage rates generally precipitate increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs and other retained interests, thereby reducing their value. Reductions in the value of these assets impact earnings primarily through impairment charges. To moderate the effect on earnings of impairment, we maintain a portfolio of financial instruments, including derivatives, which generally increase in aggregate value when interest rates decline (the “Servicing Hedge”).

We currently use, or have used in the past, the following financial instruments in our Servicing Hedge:

•       Interest Rate Floors: A right to receive cash if a reference interest rate falls below a contractual strike rate. The value increases as reference interest rates fall. The reference interest rates used include mortgage rates, Treasury rates and U.S. dollar (“USD”) LIBOR.

•       Long Treasury Futures: An agreement to purchase a Treasury security at a specified price in the future. The value increases as the benchmark Treasury rate falls.

•       Long Call Options on Treasury and Eurodollar futures: A right to acquire a Treasury or Eurodollar futures contract at a specified price in the future. The value increases as the benchmark Treasury or Eurodollar rate falls.

•       Long Put Options on Treasury and Eurodollar futures: A right to sell a Treasury or Eurodollar futures contract at a specified price in the future. The value increases as the benchmark Treasury or Eurodollar rate rises.

•       Long Call Options on MBS: A right to buy an MBS at a specified price in the future. The value increases as mortgage rates fall.

•       Forward Purchases of MBS: An obligation to buy an MBS at a specified price in the future. The value increases as mortgage rates fall.

•       Interest Rate Swaps: A mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g., USD LIBOR).

For use in the Servicing Hedge, we generally receive the fixed rate and pay the floating rate. Such contracts increase in value as rates fall.

•       Receiver Swaptions: A right to enter a predetermined Interest Rate Swap at a future date where we receive the fixed rate and pay the floating rate. These contracts increase in value as rates fall.

•       Payor Swaptions: A right to enter a predetermined Interest Rate Swap at a future date, where we pay the fixed rate and receive the floating rate. These contracts increase in value as rates rise.

•       Principal-Only Securities: Consist of mortgage trust principal-only securities and Treasury principal-only securities. These securities have been purchased at discounts to par value. As interest rates decrease, the value of these securities generally increases.

•       Mortgage Forward Rate Agreement: A mutual agreement to exchange a single cash flow at a forward settlement date, based on the basis point difference between the forward fixed rate and floating rate set equal to the 30-day forward current coupon mortgage rate, known as the CMM index, on the settlement date. For use in the Servicing Hedge, we generally receive the fixed rate and pay the floating rate. Such contracts increase in value as the spread between the current coupon mortgage rate and the swap curve tightens, or when interest rates fall.

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

Securities Trading Activities

Within our Capital Markets operations, we maintain a trading portfolio of fixed-income securities, primarily MBS. We are exposed to price changes in our trading portfolio arising from interest rate changes during the period we hold the securities. To manage this risk, we use the following derivative instruments:

•       Forward Sales of To-Be-Announced (“TBA”) MBS: An obligation to sell agency pass-through MBS that have not yet been issued at a specified price and at a specified date in the future. The value increases as mortgage rates rise.

•       Forward Purchases of TBA MBS: An obligation to purchase agency pass-through MBS that have not yet been issued at a specified price at a specified date in the future. The value increases as mortgage rates fall.

•       Forward Sale of U.S. Treasury Securities: An agreement to sell a specified quantity of U.S. Treasury securities for a specified price at a specified date in the future. The value increases when interest rates rise.

•       Short Futures Contract: A standardized exchange-traded contract, the value of which is tied to spot Fed Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Fed Funds or Eurodollar rates rise.

•       Long Futures Contract: A standardized exchange-traded contract, the value of which is tied to the spot Fed Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Fed Funds or Eurodollar rates fall.

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

Countrywide Bank

The primary component of Countrywide Bank’s earnings is net interest income from our mortgage loan and investment portfolios. At Countrywide Bank, we invest primarily in adjustable-rate and short duration residential mortgages. Our securities portfolio is comprised mostly of short-duration sequential collateralized mortgage obligations. We manage our interest rate risk primarily by investing in relatively short duration assets, and matching the duration and re-pricing characteristics of our interest-bearing liabilities with those of our interest-earning assets. Deposits are priced to encourage consumers to choose maturity terms consistent with our assets. Interest rate swaps are also used to efficiently and cost effectively manage the repricing characteristics of our liabilities to facilitate the liabilities’ alignment with our interest-earning assets.

Debt Securities

We determine the mix of fixed-rate and variable-rate debt as part of our overall interest rate risk management activities. We use interest rate swaps to efficiently and cost effectively achieve our desired mix of fixed- and floating-rate debt. Typically, terms of the Interest Rate Swaps match the terms of the underlying debt, resulting in an effective conversion to the desired mix.

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

We employ various commonly used modeling techniques to value our financial instruments in connection with these sensitivity analyses. For mortgage loans, MBS, MBS forward contracts, collateralized mortgage obligations and MSRs, option-adjusted spread (“OAS”) models are used. The primary assumptions used in these models for purpose of these sensitivity analyses are the implied market volatility of interest rates and prepayment speeds. For options and interest rate floors, an option-pricing model is used. The primary assumption used in this model is implied market volatility of interest rates. Other retained interests are valued using a zero volatility discounted cash flow model. The primary assumptions used in these models are prepayment rates, discount rates and credit losses. All relevant cash flows associated with the financial instruments are incorporated in the models.

The following table summarizes the estimated change in fair value of our interest-rate-sensitive assets, liabilities and commitments as of December 31, 2005, given several hypothetical, instantaneous, parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(in millions)
MSRs and other financial instruments:
MSR and other retained interests	$(2,812)	$(1,302)	$1,009	$1,714
Impact of Servicing Hedge:
Mortgage-based	261	130	(130)	(260)
Swap-based	2,626	991	(429)	(598)
MSRs and other retained interests, net	75	(181)	450	856
Interest rate lock commitments	190	136	(218)	(489)
Mortgage Loan Inventory	1,135	691	(862)	(1,842)
Impact of associated derivative instruments:
Mortgage-based	(1,454)	(890)	1,117	2,387
Treasury-based	187	74	6	74
Eurodollar-based	(97)	(53)	77	166
Interest rate lock commitments and Mortgage Loan Inventory, net	(39)	(42)	120	296
Countrywide Bank:
Securities portfolio	147	88	(108)	(227)
Mortgage loans	555	299	(376)	(739)
Deposit liabilities	(255)	(131)	136	275
Federal Home Loan Bank advances	(235)	(115)	156	264
Countrywide Bank, net	212	141	(192)	(427)
Notes payable and capital securities	(824)	(412)	393	759
Impact of associated derivative instruments:
Swap-based	95	48	(48)	(95)
Notes payable and capital securities, net	(729)	(364)	345	664
Insurance company investment portfolios	52	27	(28)	(56)
Net change in fair value related to MSRs and other financial instruments	$(429)	$(419)	$695	$1,333
Net change in fair value related to broker-dealer trading securities	$(18)	$(3)	$(11)	$(33)

The following table summarizes the estimated change in fair value of the Company’s interest-rate-sensitive assets, liabilities and commitments as of December 31, 2004, given several hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(in millions)
Net change in fair value related to MSRs and other financial Instruments	$(285)	$(492)	$787	$1,765
Net change in fair value related to broker-dealer trading securities	$(11)	$(3)	$(8)	$(24)

These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. Not all of the changes in fair value would affect current period earnings. For example, MSRs are carried by impairment stratum at the lower of amortized cost or market value. Absent hedge accounting, any increase in the value of a particular MSR stratum in excess of the related impairment reserve would not be reflected in current-period earnings. The total impairment valuation allowance was $0.4 billion as of December 31, 2005. On April 1, 2005, we implemented hedge accounting in accordance with SFAS 133 for a portion of our interest rate risk management activities related to MSRs. In addition, our debt is carried at its unpaid principal balance net of issuance discount or premium; therefore, absent hedge accounting, changes in the market value of our debt are not recorded in current-period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Market Risk—Foreign Currency Risk

To diversify our funding sources on a global basis, we occasionally issue medium-term notes denominated in a foreign currency. We manage the foreign currency risk associated with these medium-term notes through cross-currency swap transactions. The terms of the cross-currency swaps have the effect of converting all foreign currency-denominated medium-term notes into U.S. dollar obligations, thereby eliminating the associated foreign currency risk. As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

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

Our Credit Committee has primary responsibility for setting strategies to achieve our credit risk goals and objectives. Those goals and objectives are documented in our Credit Policy. The committee is comprised of our Chief Credit Officer and other senior executives.

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

Borrower quality includes consideration of the borrower’s credit and capacity to pay. We assess credit and capacity to pay through the use of credit scores, application of a mortgage scorecard, and manual or automated underwriting.

Collateral quality includes consideration of property value, condition and marketability and is determined through physical inspections and the use of manual and automated valuation models and processes.

Underwriting guidelines facilitate the uniform application of underwriting standards to all borrowers regardless of race, religion or ethnic background. Uniformity in underwriting also provides a means for measuring and managing credit risk. This allows us, as well as government sponsored enterprises (“GSEs”), private investors, and the secondary markets in general, to assess risk, which provides us with more flexibility in the sale of loans.

Our conventional conforming underwriting guidelines are based on the guidelines established by Fannie Mae or Freddie Mac. Our underwriting guidelines for FHA-insured and VA-guaranteed mortgage loans comply with guidelines established by the U.S. Department of Housing and Urban Development or the Veterans Administration. Our underwriting guidelines for non-conforming mortgage loans, Prime Home Equity Loans, and Nonprime Mortgage Loans have been designed so that these loans are salable in the secondary mortgage market. We developed these guidelines to meet the requirements of private investors, rating agencies and third-party credit enhancement providers.

These standards and procedures encompass underwriter qualifications and authority levels, appraisal review requirements, fraud controls, funds disbursement controls, training of our employees and ongoing review of their work. We help to ensure that our origination standards are met by employing accomplished and seasoned management, underwriters and processors and through the extensive use of technology. We also employ proprietary underwriting systems in our loan origination process that improve the consistency of underwriting standards, assess collateral adequacy and help to prevent fraud, while at the same time increasing productivity.

We supplement our loan origination standards and procedures with a post-funding quality control process. Our Quality Control Department, under the direction of the Chief Credit Officer, is responsible for completing loan audits that may consist of a re-verification of loan documentation, an underwriting and appraisal review, and if necessary, a fraud investigation. We also employ a pre-and post-funding proprietary loan performance evaluation system. This system helps to identify fraud and poor performance of individuals and business entities associated with the origination of our loans. The combination of this system and our audit results allows us to evaluate and measure adherence to prescribed underwriting guidelines and compliance with laws and regulations.

Sale of Loans

Nearly all of the mortgage loans that we originate in our Mortgage Banking Segment are sold into the secondary mortgage market primarily in the form of securities, and to a lesser extent as whole loans. While we generally sell our Prime Mortgage Loans on a non-recourse basis, either in the form of securities or whole loans, we have potential liability under the representations and warranties we make to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. The liability for this recourse totaled $169.8 million at December 31, 2005 and $139.9 million at December 31, 2004.

Securitization

As described below, the degree to which we retain credit risk on loans that we sell through securitizations depends on the structure of the securitization. Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Mortgage Loans generally are securitized with limited recourse for credit losses.

Conforming Conventional Loans

We generally pool conforming conventional loans into mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac. Subject to certain representations and warranties we make, nearly all conventional loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis. We pay guarantee fees to these agencies to compensate them for their assumption of credit risk on the securitized loans.

FHA-Insured and VA-Guaranteed Loans

FHA-insured and VA-guaranteed mortgage loans are generally pooled into mortgage-backed securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). We are insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. Fees charged by the FHA and VA for assuming such risks are paid directly by the borrower. We are exposed to credit losses on defaulted VA loans to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. We pay guarantee fees to Ginnie Mae for Ginnie Mae’s guarantee on its securities of timely payment of principal and interest. Ginnie Mae does not assume mortgage credit risk associated with the loans securitized under its program.

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

Prime Home Equity Loans

Prime Home Equity Loans are generally pooled into private-label asset-backed securities. These securities generally are credit-enhanced through over-collateralization, residual interests that we generally retain and guarantees provided by a third-party surety. In some cases, the securitizations also contain mortgage pool insurance or a limited corporate guarantee as a form of credit enhancement. In Prime Home Equity securitizations, Countrywide is generally in the first loss position; however, the recourse for credit losses is limited to the carrying value of a residual interest.

Nonprime Mortgage Loans

Nonprime Mortgage Loans generally are pooled into private-label asset-backed securities. We generally securitize these loans with limited recourse for credit losses through retention of residual interests, the value of which usually range from 1.0% to 5.5% of the principal balance of the loans. The holder of the residual interest is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the residual interest. In some cases, such limited recourse securitizations have contained lender paid mortgage insurance as a form of credit enhancement or a limited corporate guarantee from us. We also have pooled a portion of our Nonprime Mortgage Loans into securities guaranteed by Fannie Mae. In such cases, we have paid Fannie Mae a guarantee fee in exchange for Fannie Mae assuming the credit risk of the underlying loans.

In some cases the retained residual interest is deposited into a net interest margin security, which enables us to monetize future residual cash flows and retain a smaller residual interest (“Back-end NIM Residual”). The value of the Back-end NIM Residuals usually range from 0.25% to 1.50% of the principal balance of the loans underlying the residual security. The holder of the Back-end NIM Residual is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the Back-end NIM residual.

Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. These amounts at December 31, 2005 are as follows:

December 31, 2005
(in thousands)
Subordinated Interests:
Prime home equity residual securities	$925,762
Nonprime residual securities	547,139
Prime home equity line of credit transferor’s interests	538,048
Nonconforming residual securities	21,004
Subordinated mortgage-backed pass-through securities	2,059
$2,034,012
Corporate guarantees in excess of recorded liability	$349,864

The carrying value of the residual securities is net of expected future credit losses. The total credit losses incurred for 2005 and 2004 related to all of our mortgage securitization activities are summarized as follows:

	Years Ended December 31,
	2005	2004
	(in thousands)
Nonprime securitizations with retained residual interest	$69,269	$43,021
Prime home equity securitizations with retained residual interest	34,173	29,370
Repurchased or indemnified loans	28,213	42,063
Prime home equity securitizations with corporate guarantee	10,798	6,930
Nonprime securitizations with corporate guarantee	9,724	20,039
VA losses in excess of VA guarantee	1,894	1,658
	$154,071	$143,081

Portfolio Lending Activities

As discussed in the preceding section, “Detailed Line Item Discussion of Consolidated Revenue and Expense Items—Net Interest Income,” we have a portfolio of mortgage loans held for investment, consisting primarily of Prime Mortgage and Prime Home Equity Loans, which amounted to $64.8 billion at December 31, 2005. This portfolio is held primarily in our Bank. $3.9 billion of Prime Home Equity Loans held in the Bank with combined loan-to-value ratios equal-to or above 90% are covered by a pool insurance policy that provides partial protection against credit losses. Otherwise, we generally retain full credit exposure on these loans.

We also provide short-term secured mortgage-loan warehouse advances to various lending institutions, which totaled $3.9 billion at December 31, 2005. We incurred no credit losses related to this activity during the year ended December 31, 2005.

Mortgage Reinsurance

We provide mortgage reinsurance on certain mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premium. As of December 31, 2005, approximately $78.2 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At December 31, 2005, the maximum aggregate losses under the reinsurance contracts was limited to $577.4 million. We are required to pledge securities to cover this potential liability. We recorded provisions for losses related to this activity of $30.8 million, $41.5 million and $38.6 million, in 2005, 2004 and 2003, respectively. The accumulated liability recorded for estimated reinsurance totaled $120.5 million at December 31, 2005.

Mortgage Loans Held for Sale

At December 31, 2005, mortgage loans held for sale amounted to $36.8 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

Counterparty Credit Risk

We have exposure to credit loss in the event of contractual non-performance by our trading counterparties and counterparties to our various over-the-counter derivative financial instruments. We manage this credit risk by selecting only counterparties we believe to be financially strong, spreading the credit risk among many such counterparties and by placing contractual limits on the amount of unsecured credit extended to any single counterparty.

The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements at December 31, 2005, before and after collateral held by us, was as follows:

December 31, 2005
(in millions)
Aggregate credit exposure before collateral held	$936
Less: collateral held	(519)
Net aggregate unsecured credit exposure	$417

For the year ended December 31, 2005, we incurred no credit losses due to non-performance of any of our counterparties.

Operational Risk

All businesses face operational risk. Operational risk is the risk of loss from inadequate or failed internal processes, people, and systems or from external events. CFC categorizes operational risk into the areas of human resources; vendor management; custody of assets; accounting and financial disclosure;

technology; physical security, natural hazard and environment; fraud and embezzlement (internal and external); political/governmental affairs; modeling; compliance/regulatory; governance; strategic; and reputation. CFC has documented its operational risks and corresponding controls in its proprietary risk assessment system. This information is utilized by executive officers and appropriate groups within the Company for ongoing risk monitoring, testing and review. Responsibility for operational risk identification and management is assigned to each of our business units with centralized corporate oversight and support. We further integrate operational risk management into our daily activities. Examples include:

•       Identification of operational risk is performed at the activity level. Key controls that address the risks are identified and monitored by management. Operational controls that affect financial reporting are also tested by business unit management

•       Independent testing of internal controls is conducted on a sample basis by our internal audit function

•       Independent review of corporate processes and operational risks (including the sufficiency of governance structures to mitigate those risks) is conducted by an independent enterprise risk assessment function

•       Staff is dedicated to areas of key operational risk, such as a disaster recovery function

•       Oversight of operational risk on an enterprise-wide basis is conducted by Countrywide’s Executive Risk Committee; an Operational Risk Committee comprised of senior CFC executives; a risk managers’ roundtable comprised of divisional operation risk managers; and business unit risk committees comprised of the business unit’s leaders and risk managers

•       Committees of executive management oversee operational areas that present the greatest operational risk. These areas include mortgage loan pricing, hedging of mortgage servicing rights, credit policy development, and asset/liability management

•       The processes supporting our key business activities are evaluated and redesigned in a structured manner that minimizes errors and inefficiency

•       A corporate expectation of ethical behavior is set with a formalized code of ethics, mandatory annual compliance training, provision for anonymous reporting of suspected breaches of corporate ethics, and independent monitoring and reporting of alleged breaches of corporate ethics to the Audit and Ethics Committee of the Board of Directors.

Loan Servicing

The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans and securities held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated.

	Years Ended December 31,
	2005	2004
	(in millions)
Beginning owned servicing portfolio	$821,475	$630,451
Add: Loan production	490,947	363,006
Purchased MSRs (bulk acquisitions)	51,377	40,723
Less: Servicing sold	(1,119)	—
Less: Runoff(1)	(281,491)	(212,705)
Ending owned servicing portfolio	1,081,189	821,475
Subservicing portfolio	29,901	16,847
Total servicing portfolio	$1,111,090	$838,322
MSR portfolio	$978,988	$758,975
Mortgage loans owned	102,201	62,500
Subservicing portfolio	29,901	16,847
Total servicing portfolio	$1,111,090	$838,322

	2005	2004
	(dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$863,688	$639,148
Nonprime Mortgage	116,101	84,608
Prime Home Equity	51,491	45,053
FHA-insured mortgage	36,949	39,618
VA-guaranteed mortgage	12,960	13,048
Total owned portfolio	$1,081,189	$821,475
Delinquent mortgage loans(2):
30 days	2.59%	2.35%
60 days	0.87%	0.70%
90 days or more	1.15%	0.78%
Total delinquent mortgage loans	4.61%	3.83%
Loans pending foreclosure(2)	0.44%	0.42%
Delinquent mortgage loans(2):
Conventional	2.60%	2.24%
Nonprime Mortgage	15.20%	11.29%
Prime Home Equity	1.57%	0.79%
Government	14.61%	13.14%
Total delinquent mortgage loans	4.61%	3.83%
Loans pending foreclosure(2):
Conventional	0.20%	0.20%
Nonprime Mortgage	2.03%	1.74%
Prime Home Equity	0.06%	0.03%
Government	1.09%	1.21%
Total loans pending foreclosure	0.44%	0.42%

(1)          Runoff refers to principal repayments on loans.

(2)          Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their non-performing status.

We attribute the overall increase in delinquencies in our servicing portfolio primarily to the relative increase in the number of loans in the nonprime portfolio, as well as an increase in average seasoning of these portfolios, which carry higher delinquency rates than conventional and Prime Home Equity mortgage loans. Loans in the hurricane affected areas contributed 39 basis points to the overall delinquency rate. We believe the delinquency rates in our servicing portfolio are consistent with industry experience for similar mortgage loan portfolios.

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

Liquidity and Capital Resources

We have significant short-term and long-term financing needs. Our short-term financing needs arise primarily from the warehousing of mortgage loans pending sale and the trading activities of our broker-dealer. Our long-term financing needs arise primarily from our investments in our mortgage loan portfolio, MSRs and other retained interests, along with the financial instruments acquired to manage the interest rate risk associated with those investments.

Our primary source of equity capital is retained earnings. We also have $1.1 billion outstanding in junior subordinated debentures that receive varying degrees of “equity treatment” from rating agencies, bank lenders and regulators. We currently have a $4.2 billion deferred tax liability related to our MSRs that would offset a portion of any potential loss in the value of our MSRs and which, to that extent, can be offset against our MSRs in determining our capital requirements. From time to time, we may issue common stock or other high-equity content securities as a means of increasing our capital base and supporting our growth.

How we meet our financing needs is influenced by regulatory agency and public debt rating agency requirements. These requirements influence the nature of what we are able to obtain and the rate at which we are able to grow. As discussed in the following paragraphs, we meet our financing needs in a variety of ways, through the public corporate debt and equity markets, as well as the mortgage and asset-backed securities markets, and through the deposit-gathering and other financing activities of our Bank.

Liquidity Management

The objective of our liquidity management is to ensure that adequate reliable sources of cash are available to meet our potential near-term funding needs, including periods of stress within the financial markets. We manage our liquidity by financing our assets in a manner consistent with their liquidity profile. Assets that are considered illiquid are financed with long-term capital (equity and debt with a final maturity greater than six months). We manage our long-term debt maturities (which we define for this purpose as debt maturing after six months), and credit facility expirations to minimize refinancing risk. We also manage the timing of our short-term debt maturities to limit the amount maturing on any given day. We diversify our financing programs, credit providers and debt investors and dealers to reduce reliance upon any one source of liquidity. Finally, we assess all sources of financing based upon their reliability, recognizing that certain financing programs are sensitive to temporary market disruptions. We also pay commitment fees to certain creditors to ensure the reliability of certain funds.

We regularly forecast our potential funding needs over three-month and longer horizons, taking into account debt maturities and potential peak balance sheet levels. We establish available reliable sources of liquidity sized to meet potential future funding requirements. We currently have $89.7 billion in available sources of short-term liquidity, including secured and unsecured committed bank lines of credit and reusable mortgage purchase commitments totaling $59.7 billion. Our long-term debt typically consists of unsecured debt issued in the public corporate debt markets. At December 31, 2005, we had $23.0 billion in unsecured long-term debt outstanding. See “Note 13—Notes Payable” in the financial statement section of this Report for additional descriptions of our committed financing programs.

Public Corporate Debt Markets

The public corporate debt markets are a key source of financing for us, due to their efficiency and low cost. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. We also have issued unsecured subordinated debt, convertible debt and trust-preferred securities. At December 31, 2005, we had a total of $27.6 billion in public corporate debt outstanding.

To maintain our desired level of access to the public corporate debt markets, it is critical for us to maintain investment-grade credit ratings. We have consistently maintained solid investment-grade credit ratings over the past 12 years. Given our current ratings, we generally have deep access to the public corporate debt markets. Current credit ratings are as follows:

	Countrywide Home Loans		Countrywide Financial Corporation
Rating Agency	Short-Term	Long-Term	Short-Term	Long-Term
Standard & Poors	A-1	A	A-1	A
Moody’s Investors Service	P-2	A3	P-2	A3
Fitch	F1	A	F1	A

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

In the unlikely event our credit ratings were to drop below “investment grade,” our access to the public corporate debt markets could be severely limited. (The cutoff for investment grade is generally considered to be a long-term rating of “BBB—”, or three gradations below our lowest current rating.) In the event of a ratings downgrade below investment grade, we could be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). Furthermore, we would likely be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing would rise significantly and we could have to curtail some of our capital-intensive activities, such as our ongoing investment in our portfolio of mortgage loans held for investment and MSRs and other retained interests. On the other hand, given the highly liquid nature of our mortgage inventory and broker-dealer trading portfolio, we would likely be able to arrange secured financing for such assets. Over the long-term, however, it would be difficult for us to compete effectively without investment-grade ratings. Management believes the likelihood of a reduction in our credit ratings to below investment grade in the foreseeable future is remote. We analyze contingent liquidity scenarios of varying duration and severity for our mortgage company, bank and broker-dealer to ensure that sufficient highly reliable sources of committed liquidity are in place and available to finance the Company during a temporary market disruption.

Asset-Backed Financing Market

A growing source of funding for us is the asset-backed financing market. This form of financing generally involves the temporary transfer of legal ownership of assets to a separate legal entity (conduit) in exchange for short-term financing. Such financing programs generally have commercial bank sponsors that provide some form of credit enhancement to the program, for example, back-up lines of credit or market value swaps. Investors that purchase secured debt, typically commercial paper, issued by these conduits look primarily to the asset value to ensure repayment, rather than to the credit standing of the company that utilizes the conduit for financing. We have used this market primarily to finance a significant portion of our mortgage loan inventory. Due to its liquid nature and short holding period, our mortgage loan inventory has been well received by asset-backed commercial paper investors. We use such programs as a cost-effective means to expand and diversify our sources of liquidity. At December 31, 2005, we had borrowed a total of $15.2 billion through such asset-backed financing programs.

Secondary Mortgage Market

We rely substantially on the secondary mortgage market as a source of long-term capital to support our mortgage banking operations. Most of the mortgage loans that we produce are sold in the secondary mortgage market, primarily in the form of Mortgage-Backed Securities (“MBS”) and Asset-Backed Securities (“ABS”). Significant portions of the MBS we sell are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). We also issue non-Agency or “private-label” MBS and ABS. Private-label MBS and ABS are registered with the SEC and have separate credit ratings. Private-label MBS and ABS generally require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, Countrywide guarantees and/or private surety guarantees.

The Agency MBS market is extremely liquid. The private-label MBS and ABS market, particularly the nonprime ABS market, is significantly less liquid, although we have enjoyed essentially uninterrupted access to these markets, albeit at varying costs.

We ensure our ongoing access to the secondary mortgage market by consistently producing quality mortgages and servicing those mortgages at levels that meet or exceed secondary mortgage market standards. As described elsewhere in this document, we have a major focus on ensuring the quality of our mortgage loan production and we make significant investments in personnel and technology to support the quality of our mortgage loan production.

Repurchase Agreements

We also utilize short-term repurchase agreements as a primary means of financing securities and mortgage loans pending sale. Although this method of financing is uncommitted and short-term in nature, it has proven to be a reliable and cost-effective financing alternative for us.

Regulatory Capital Requirements

We are subject to capital adequacy guidelines adopted by the Board of Governors of the Federal Reserve and the Bank is subject to capital adequacy guidelines adopted by the Office of Comptroller of the Currency. The capital adequacy guidelines require us to maintain specific capital levels based on our assets and off-balance sheet items. Our policy is to maintain our regulatory capital ratios at levels that are above the “well capitalized” standards defined by the Federal Reserve Board.

At December 31, 2005 and 2004, the Company and the Bank’s regulatory capital ratios and amounts and minimum required capital ratios for the Company and the Bank to maintain a “well capitalized” status were as follows:

	December 31, 2005
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.3%	$12,564,162	7.3%	$5,343,675
Risk-Based Capital:
Tier 1	6.0%	10.7%	$12,564,162	12.2%	$5,343,675
Total	10.0%	11.7%	$13,760,176	12.5%	$5,457,019

(1)          Minimum required to qualify as “well capitalized.”

	December 31, 2004
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.9%	$10,332,383	7.8%	$2,939,144
Risk-Based Capital:
Tier 1	6.0%	11.1%	$10,332,383	11.8%	$2,939,144
Total	10.0%	11.7%	$10,928,223	12.0%	$2,988,116

(1)          Minimum required to qualify as “well capitalized.”

While the Bank has not historically been a source of cash to the parent company, the capital regulations also limit the Bank’s ability to transfer funds to the parent company. As of December 31, 2005, $1.2 billion of the Bank’s retained earnings were available for payment of dividends to the parent company without prior regulatory approval. At December 31, 2005, the Bank’s retained earnings unavailable for dividends totaled $31.4 million.

Cash Flow

Cash flow used by operating activities was $11.7 billion for 2005, compared to $5.5 billion for 2004. Cash flow used in operating activities includes the cash used for the origination and purchase of mortgage loans held for sale and the proceeds from the sales of such mortgages. We generally retain servicing rights and may retain other interests when these loans are sold. The transfer of the amounts retained is a non-cash investing activity. See “Note 22—Supplemental Cash Flow Information” in the financial statement section of this report. The increase in net cash flow used by operations for 2005 compared to 2004 was primarily due to an increase in the Mortgage Loan Inventory of $12.6 billion in 2005 compared to an increase in Mortgage Loan Inventory of $7.0 billion in 2004 and a $2.1 billion net increase in cash used to settle trading securities sold not yet purchased, at fair value.

Net cash used by investing activities was $41.8 billion for 2005, compared to $9.2 billion for 2004. The increase in net cash used in investing activities was attributable to a $20.3 billion increase in cash used to fund loans held for investment, combined with a $8.0 billion increase in cash used to fund investments in other financial instruments and a $6.9 billion increase in securities purchased under agreements to resell, securities borrowed and federal funds sold.

Net cash provided by financing activities for 2005 totaled $53.7 billion, compared to $14.8 billion for 2004. The increase in cash provided by financing activities was comprised of a $23.6 billion net increase in short-term borrowings, including securities sold under agreements to repurchase, an $8.8 billion net increase in bank deposit liabilities and a $6.6 billion increase in long-term debt.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

In the ordinary course of our business we engage in financial transactions that are not reflected on our balance sheet. (See Note 2—“Summary of Significant Accounting Policies” in the financial statement section of this Report for a description of our consolidation policy.) Such transactions are structured to manage our interest rate, credit or liquidity risks, to diversify funding sources or to optimize our capital.

Substantially all of our off-balance sheet arrangements relate to the securitization of mortgage loans. Our mortgage loan securitizations are normally structured as sales as specified by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and as such involve the transfer of the mortgage loans to qualifying special-purpose entities that are not subject to consolidation. In a securitization, an entity transferring the assets is able to convert those assets into cash. Special-purpose entities used in such securitizations obtain cash to acquire the assets by issuing securities to investors. In a securitization, we customarily provide representations and warranties with respect to the mortgage loans transferred. In addition, we generally retain the right to service the transferred mortgage loans.

We also generally have the right to repurchase mortgage loans from the special-purpose entity if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans becomes burdensome in relation to the benefits of servicing.

Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Loans generally are securitized with limited recourse for credit losses. During 2005, we securitized $61.4 billion in Nonprime Mortgage and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk.”

We do not believe that any of our off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

The sales proceeds and cash flows from our securitizations for 2005 and additional information with respect to securitization activities are included in the financial statements section of this Report (Note 3—“Loan Sales”).

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2005, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans.

	Note(1)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Obligations:
Notes payable	13	$17,018,887	$27,547,366	$9,745,951	$3,259,678	$57,571,882
Time deposits	15	$13,199,871	$4,509,776	$1,846,454	$1,338,691	$20,894,792
Operating leases	31	$157,543	$231,668	$105,119	$29,146	$523,476
Purchase obligations	—	$167,669	$17,803	$3,116	$760	$189,348

(1)          See respective notes to the financial statements included in this Report.

As of December 31, 2005, the Company had undisbursed home equity lines of credit and construction loan commitments of $7.2 billion and $1.5 billion, respectively. As of December 31, 2005, outstanding commitments to fund mortgage loans totaled $35.8 billion, outstanding commitments to sell mortgage loans totaled $21.1 billion and outstanding commitments to buy mortgage loans totaled $6.9 billion.

In connection with the Company’s underwriting activities, the Company had commitments to purchase and sell new issues of securities aggregating $40.0 million at December 31, 2005.

Prospective Trends

United States Mortgage Market

Over the last decade, total mortgage indebtedness in the United States has grown at an average annual rate of 9%. We believe that continued population growth, ongoing developments in the mortgage market and the prospect of relatively low interest rates support growth in the market for the foreseeable future. Some of the ongoing developments in the mortgage market that should fuel its growth include government-sponsored programs targeted to increase homeownership in low-income and minority communities, the growth in nonprime lending, the growth of prime home equity lending as a major form of consumer finance and the increasing efficiency of the secondary mortgage market that lowers the overall cost of homeownership.

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

Today, large, sophisticated financial institutions dominate the residential mortgage industry. These industry leaders are primarily commercial banks operating through their mortgage banking subsidiaries. Today, the top 30 mortgage lenders combined have a  88% share of the mortgage origination market, up from 63% five years ago.

Following is a year-over-year comparison of loan volume for the top five originators, according to Inside Mortgage Finance:

	Years Ended December 31,
Institution	2005	2004
	(in billions)
Countrywide	$491	$363
Wells Fargo Home Mortgage	392	298
Washington Mutual	249	255
Chase Home Finance	183	197
Bank of America Mortgage	159	147
Total for Top Five	$1,474	$1,260

This consolidation trend has naturally carried over to the loan servicing side of the mortgage business. Today, the top 30 mortgage servicers combined have a 71% share of the total mortgages outstanding, up from 64% five years ago. Following is a year-over-year comparison of loan volume for the top five servicers, according to Inside Mortgage Finance:

	Years Ended December 31,
Institution	2005	2004
	(in billions)
Countrywide	$1,111	$838
Wells Fargo Home Mortgage	1,005	782
Washington Mutual	747	728
Chase Home Finance	604	563
CitiMortgage Corp	403	364
Total for Top Five	$3,870	$3,275

We believe the consolidation trend will continue, as the aforementioned market forces will continue to drive out weak competitors. We believe Countrywide will benefit from this trend through increased market share and ability to recruit talented personnel.

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

Regulatory Trends

The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, proposed  local, state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories. This could result in a reduction of otherwise legitimate nonprime lending opportunities. In addition, there may be future local, state and federal legislation that restricts our ability to communicate with and solicit business from current and prospective customers in such a way that we are not able to originate new loans or sell other products in as profitable a manner.

Mortgage Originations

Following is the estimated total United States mortgage originations market for each of the last five years:

Calendar Year	United States Mortgage Originations
(in billions)
2005	$2,787
2004	$2,772
2003	$3,810
2002	$2,852
2001	$2,243

Source:  Mortgage Bankers Association

Forecasters currently put the market for 2006 at between $2.2 trillion and $2.4 trillion. The forecasted reduction is attributable to an expected decline in mortgage refinance activity. We believe that a market within the forecasted range would still be favorable for our loan production business, although we would expect increased competitive pressures to have some impact on its profitability. This forecast would imply declining pressure on our loan servicing business due to a reduction in mortgage loan prepayment activity. In our Capital Markets Segment business, such a drop in mortgage originations would likely result in a reduction in mortgage securities trading and underwriting volume, which would have a negative impact on profitability.

Implementation of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R is focused primarily on accounting for share-based compensation. This Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R requires measurement of fair value of employee stock options using an option pricing model that takes into account the awarded options’ unique characteristics.

SFAS 123R requires charging the recognized cost to expense over the period the employee provides services to earn the award, generally the vesting period for the award.

SFAS 123R’s measurement requirements for employee stock options are similar to those of SFAS 123, which is the basis for the pro forma stock-based compensation disclosure in “Note 2—Summary of Significant Accounting Policies” in the financial statement section of this Report. However, SFAS 123R requires:

•       initial and ongoing estimates of the amount of shares that will vest—SFAS 123 provided entities the option of assuming that all shares would vest and then “truing-up” compensation cost and expense as shares were forfeited

•       adjusting the cost of a modified award with reference to the difference in the fair value of the modified award to the initial award at the date of modification of the award.

SFAS 123R also provides for the use of alternative models to determine compensation cost related to stock option grants. The model the Company will use to value its employee stock options is a variant of the Black-Scholes-Merton option pricing model. Adoption of SFAS 123R is expected to have an effect of approximately $40 million net of tax related to the expensing of prior periods’ unamortized grants in 2006. The Company will adopt SFAS 123R on January 1, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements.” The Statement changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only effect the Company’s financial statements upon adoption of a change in accounting principle by the Company.

In November 2005, the FASB issued FASB Staff Position 140-2, “Clarification and Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140,” (“FSP 140-2”) which clarified that purchases by a transferor, its affiliates or its agents of previously issued beneficial interests, with protection by a derivative financial instrument, from outside parties that are held temporarily and are classified as trading securities would not preclude the special purpose entity from retaining its qualifying status under SFAS 140. Prior to the issuance of FSP 140-2, mortgage loans held in the SPE and the related asset-backed secured financings were included in the Company’s consolidated balance sheets for the period of time such securities were held by our broker-dealer. The assets and liabilities were initially recorded at fair value.

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1/FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value” and nullifies the guidance in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” for determining whether impairment of an investment is other-than-temporary. This FSP references existing guidance to determine whether an impairment of an investment is other-than-temporary. This FSP applies to investments in debt and equity securities within the scope of Statements 115 and 124, all equity securities held by insurance companies and investments in other equity securities that are not accounted for by the equity method. The application of this FSP is required for the Company beginning January 1, 2006. Adoption of this FSP is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and SFAS 140 (“SFAS 155”). This statement:

•  permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

•  clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”)

•  establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation

•  clarifies that concentration of credit risks in the form of subordination are not embedded derivatives

•  amends SFAS 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. The Company has not determined the financial impact of the adoption of SFAS 155 or whether it will adopt SFAS 155 in 2006.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

In response to this Item, the information set forth on pages 86 to 92 and Note 4 of this Form 10-K is incorporated herein by reference.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.                Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this annual report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities during the period in which this annual report on Form 10-K was being prepared.

(2) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In making its assessment of internal control over financial reporting, management used the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2005, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, in accordance with the standards of the Public Company Accounting Oversight Board. This report appears on page 110.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Countrywide Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9A(2), that Countrywide Financial Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Countrywide Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows for the years then ended, and our report dated February 27, 2006, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
/s/ Kpmg LLP
Los Angeles, California
February 27, 2006

Item 9B.               Other Information

None.

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table shows aggregate information, as of December 31, 2005, with respect to compensation plans under which equity securities of Countrywide are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(1)
Equity Compensation Plans Approved by Security Holders	58,424,402	$20.06	23,113,125
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	58,424,402	$20.06	23,113,125

(1)          Countrywide’s 2000 Equity Incentive Plan also provides for awards of Restricted Stock. Of the securities available for issuance under this plan, 4,645,461 shares of our Common Stock are available for issuance in the form of Restricted Stock.

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

(a)(1) and (a)(2)—Financial Statement and Financial Statement Schedules.

The information called for by this section of Item 15 is set forth in the Financial Statements and Auditors’ Report beginning at page F-2 of this Form 10-K. The index to Financial Statements and Schedules is set forth at page F-1 of this Form 10-K.

(a)(3)—Exhibits

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).
3.2*	Bylaws of the Company, as amended and restated (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, dated February 10, 1988).
3.3*	Amendment to Bylaws of the Company dated January 28, 1998 (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1998).
3.4*	Amendment to Bylaws of the Company dated February 3, 1998 (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1998).
3.5*	Amendment to Bylaws of the Company dated March 24, 2000 (incorporated by reference to Exhibit 3.3.3 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 29, 2000).
3.6*	Amendment to Bylaws of the Company dated September 28, 2000 (incorporated by reference to Exhibit 3.3.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).
4.1*

Amended and Restated Rights Agreement, dated as of November 27, 2001, between the Company and The Bank of New York, as Rights Agent which includes as Exhibit A thereto, the form of Amended and Restated Certificate of Designation (incorporated by reference to Exhibit 1 to the Company’s Form 8-A/A, filed with the SEC on December 10, 2001).

4.2

Substitution of Rights Agent and Amendment to Amended and Restated Rights Agreement dated December 8, 2005, between the Company and American Stock Transfer & Trust Company which includes as Exhibit B thereto, the form of Rights Certificate.

4.3*	Specimen Certificate of the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Current Company’s Report on Form 8-K, dated February 6, 1987).
4.4*	Specimen Debenture Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated February 6, 1987).
4.5*

Indenture dated as of January 1, 1992 among CHL, the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01), filed with the SEC on October 19, 1993).

4.6*

Form of Supplemental Indenture No. 1 dated as of June 15, 1995, to the Indenture dated as of January 1, 1992, among CHL, the Company, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01), filed with the SEC on June 16, 1995).

4.7*

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

4.9*

Form of Medium-Term Notes, Series C (fixed-rate) of CHL (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01), filed with the SEC on October 19, 1993).

4.10*

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

4.15*

Form of Medium-Term Notes, Series F (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-31529 and 333-31529-01), filed with the SEC on July 29, 1997).

4.16*

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
4.22*

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

4.26*

Indenture, dated as of December 1, 2001 among CHL, the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

4.27*

Form of Medium-Term Notes, Series K (fixed-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company, CHL, Countrywide Capital IV and Countrywide Capital V (File Nos. 333-74042, 333-74042-03, 333-74042-02 and 333-74042-01, respectively), filed with the SEC on November 28, 2001).

4.28*

Form of Medium-Term Notes, Series K (floating-rate) of CHL (incorporated by reference to Exhibit 4.13 to the registration statement on Form S-3 of the Company, CHL, Countrywide Capital IV and Countrywide Capital V (File Nos. 333-74042, 333-74042-03, 333-74042-02 and 333-74042-01, respectively), filed with the SEC on November 28, 2001).

4.29*

Form of Medium-Term Notes, Series L (fixed-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-103623, 333-103623-01, 333-103623-02 and 333-103623-03), filed with the SEC on March 5, 2003).

4.30*

Form of Medium-Term Notes, Series L (floating-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-103623, 333-103623-01, 333-103623-02 and 333-103623-03), filed with the SEC on March 5, 2003).

4.31*

Form of Medium-Term Notes, Series M (fixed-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).

4.32*

Form of Medium-Term Notes, Series M (floating-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File
Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).

4.33*

Form of Medium-Term Notes, Series A (fixed-rate) of CFC (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File
Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).

4.34*

Form of Medium-Term Notes, Series A (floating-rate) of CFC (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File
Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).

4.35*

Liquid Yield Option Notes Due February 8, 2031 (Zero Coupon Senior) (incorporated by reference to Exhibit 4.8 of registration statement on Form S-3 of the Company and CHL (File Nos. 333-59614 and 333-59614-01), filed with the SEC on April 26, 2000).

4.36*

Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).

4.37*

Second Supplemental Trust Deed dated 23rd day of December, 1999, further modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16.3 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).

4.38*

Third Supplemental Trust Deed dated 12th day of January, 2001, further modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16.4 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).

4.39*

Fourth Supplemental Trust Deed, dated January 29, 2002, further modifying the provisions of a Trust Deed, dated May 1, 1998 among CHL, the Company and Bankers Trustee Company Limited, as trustee for Euro medium term notes of CHL (incorporated by reference to Exhibit 4.46 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002).

4.40*

Trust Deed between the Company, as Issuer, CHL, as Guarantor and Deutsche Trustee Company Limited, as Trustee, dated August 15, 2005 (incorporated by reference to Exhibit 10.108 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005).

4.41*

Note Deed Poll, dated October 11, 2001, by CHL in favor of each person who is from time to time an Australian dollar denominated Noteholder (incorporated by reference to Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 2001).

4.42*

Supplemental Note Deed Poll, dated April 23, 2004, modifying the terms of a Note Deed Poll, dated October 11, 2001, by CHL in favor of each person who is from time to time an Australian Dollar denominated Noteholder (incorporated by reference to Exhibit 4.49 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).

4.43*

Note Deed Poll, dated as of April 29, 2005, by the Company, in favor of each person who is from time to time an Australian dollar denominated Noteholder (incorporated by reference to Exhibit 10.103 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).

4.44*

Deed Poll Guaranty and Indemnity, dated as of April 29, 2005, by the Company in favor of each person who is from time to time an Australian dollar denominated Noteholder (incorporated by reference to Exhibit 10.104 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).

4.45*

Indenture, dated as of December 16, 1996 among CHL, the Company and the Bank of New York, as trustee (incorporated by reference to Exhibit 4.34 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

4.46*

Supplemental Indenture, dated as of December 16, 1996 among CHL, the Company and the Bank of New York, as trustee (incorporated by reference to Exhibit 4.35 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

4.47*

Amended and Restated Declaration of Trust, dated as of December 16, 1996 for Countrywide Capital I by and among Eric P. Sieracki, Sandor E. Samuels and Carlos M. Garcia as Regular Trustees, The Bank of New York, as Institutional Trustee, and the Company (incorporated by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

4.48*

Indenture, dated as of June 4, 1997, among CHL, the Company, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-4 of CHL and the Company (File Nos. 333-37047, 333-37047-01, and 333-37047-02), filed with the SEC October 2, 1997).

4.49*

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

4.50*

Indenture, dated as of April 11, 2003, among the Company, CHL and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.26 to the Company’s Current Report on Form 8-K, dated April 15, 2003).

4.51*

First Supplemental Indenture, dated as of April 11, 2003, among the Company, CHL, and The Bank of New York, as trustee, providing for the 6.75% Junior Subordinated Deferrable Interest Debentures Due April 1, 2033 of CFC and the related guarantee by CHL (incorporated by reference to Exhibit 4.27 to the Company’s Current Report on Form 8-K, dated April 15, 2003).

4.52*

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

4.53*

Indenture, dated as of February 8, 2001, among the Company, CHL and The Bank of
New York, as trustee (incorporated by reference to Exhibit 4.7 of registration statement on Form S-3 of the Company and CHL (File Nos. 333-59614 and 333-59614-01), filed with the SEC on April 26, 2000).

4.54*

Registration Rights Agreement, dated as of February 8, 2001, among the Company, CHL and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.7 of registration statement on Form S-3 of the Company and CHL (File Nos. 333-59614 and 333-59614-01), filed with the SEC on April 26, 2000).

4.55*

First Supplemental Trust Deed dated 16th December, 1998, modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1999).

4.56*

Indenture, dated September 30, 2005, between the Company and The Bank of New York, as Trustee, relating to the Floating Rate Subordinated Notes due April 11, 2011 (incorporated by reference to Exhibit 4.27 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2005).

4.57*

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

10.2*

First Amendment to Employment Agreement, dated March 1, 2002, by and between the Company and Angelo Mozilo (incorporated by reference to Exhibit 10.63 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002).

10.3*

Employment Agreement, dated September 2, 2004 by and between the Company and Angelo R. Mozilo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 2, 2004).

10.4*

Second Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and Stanford L. Kurland (incorporated by reference to Exhibit 10.78 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).

10.5*

First Amendment to Second Restated Employment Agreement, dated as of January 1, 2004, by and between the Company and Stanford L. Kurland (incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2004).

10.6*

Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Thomas H. Boone (incorporated by reference to Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).

10.7*

Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Carlos M. Garcia (incorporated by reference to Exhibit 10.81 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).

10.8*

Second Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and David Sambol (incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).

10.9*

First Amendment to Second Restated Employment Agreement, dated as of January 1, 2004, by and between the Company and David Sambol (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004).

10.10*

Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Sandor E. Samuels (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).

10.11*

Director Emeritus Agreement, dated November 10, 2004, by and between the Company and Gwendolyn S. King (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 10, 2004).

10.12*

Consulting Agreement, by and between the Company and Thomas Keith McLaughlin, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2005).

10.13*

General Release Agreement, between Thomas Keith McLaughlin and the Company, dated as of March 24, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 30, 2005).

10.14*

Personalized Relocation Terms Document by and between the Company and Andrew Gissinger, III, dated as of January 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2005).

10.15*

Purchase Contract by and between CHL and Andrew Gissinger, III, dated as of September 27, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2005).

10.16*

The Company’s Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 5.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1987).

10.17*

Supplemental Form of the Company’s Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).

10.18*

The Company’s Executive Deferred Compensation Plan Amended and Restated effective March 1, 2000 (incorporated by reference to Exhibit 10.7.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2000).

10.19*

First Amendment, effective January 1, 2002, to the Deferred Compensation Plan Amended and Restated effective March 1, 2000 (incorporated by reference to Exhibit 10.7.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 2001).

10.20*	Second Amendment to the Company’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
10.21*	Third Amendment to Company’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Forms 10-Q and 10-Q/A, for the quarter ended June 30, 2003)
10.22*	1987 Stock Option Plan, as Amended and Restated on May 15, 1989 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1989).

10.23*

First Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).

10.24*

Second Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).

10.25*

Third Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).

10.26*

Fourth Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).

10.27*

Amendment Number Five to the Company’s 1987 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).

10.28*

Amendment Number Six to the Company’s 1987 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).

10.29*

Amended and Restated Stock Option Financing Plan (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2 to the Company’s registration statement on Form S-8 (File No. 33-9231), filed with the SEC on December 20, 1988).

10.30*	Third Amendment to the Company’s Stock Option Financing Plan (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
10.31*

Fourth Amendment to the Company’s Stock Option Financing Plan, as amended and restated, dated July 23, 2004 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004).

10.32*	1991 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 29, 1992).
10.33*	First Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
10.34*	Second Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.2 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
10.35*	Third Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.3 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
10.36*	Fourth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.4 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
10.37*	Fifth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.5 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1995).
10.38*	Sixth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.6 to the Company’s Annual Report on Form 10-Q, for the quarter ended November 30, 1997).

10.39*	Seventh Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.7 to the Company’s Annual Report on Form 10-Q, for the quarter ended November 30, 1997).
10.40*	Eighth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.8 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).
10.41*	Amendment Number Nine to the Company’s 1991 Stock Option Plan (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
10.42*	Amendment Number Ten to the Company’s 1991 Stock Option Plan (incorporated by reference to Exhibit 10.87 to the Company’s quarterly report on Form 10-Q, for the quarter ended March 31, 2004).
10.43*	Amendment Number Eleven to the Company’s 1991 Stock Option Plan (incorporated by reference to Exhibit 10.88 to the Company’s quarterly report on Form 10-Q, for the quarter ended March 31, 2004).
10.44*	1992 Stock Option Plan dated as of December 22, 1992 (incorporated by reference to Exhibit 10.19.5 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
10.45*	First Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).
10.46*	Second Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).
10.47*	Third Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).
10.48*	Amendment Number Four to the Company’s 1992 Stock Option Plan (incorporated by reference to Exhibit 10.89 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
10.49*	Amendment Number Five to the Company’s 1992 Stock Option Plan (incorporated by reference to Exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
10.50*	Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1996).
10.51*	First Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1996).
10.52*

Second Amendment to the Amended and Restated 1993 Stock Option Plan. (incorporated by reference to Exhibit 10.22.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).

10.53*

Third Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.3 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1998).

10.54*	Fourth Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).
10.55*	Fifth Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1998).
10.56*

Sixth Amendment to the Amended and Restated 1993 Stock Option Plan, dated as of June 19, 2001 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

10.57*	Amendment Number Seven to the Company’s 1993 Stock Option Plan (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
10.58*

Amendment Number Eight to the Company’s 1993 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).

10.59*

Amendment Number Nine to the Company’s 1993 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.92 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).

10.60*

Amendment Number Ten to the Company’s 1993 Stock Option Plan, effective as of December 23, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2005).

10.61*

2000 Equity Incentive Plan of the Company, as Amended and Restated on November 12, 2003 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

10.62*	Appendix I to the 2000 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
10.63*

First Amendment to the Company’s 2000 Equity Incentive Plan, as amended on November 12, 2003 (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004).

10.64*

Amendment Number Two to the Company’s 2000 Equity Incentive Plan, as amended on November 12, 2003 (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004).

10.65*

2000 Equity Incentive Plan of the Company, as amended and restated on June 16, 2004 (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004).

10.66*

First Amendment to 2000 Equity Incentive Plan of the Company, as amended and restated on June 16, 2004 (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004).

10.67*

Second Amendment to 2000 Equity Incentive Plan of the Company, dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, furnished on March 1, 2005).

10.68*

Third Amendment to 2000 Equity Incentive Plan of the Company, dated September 28, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2005).

10.69*

Fourth Amendment to the 2000 Equity Incentive Plan of the Company, effective as of December 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2005).

10.70*	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1998).
10.71*

First Amendment, effective January 1, 1999, to the Company’s Supplemental Executive Retirement Plan 1998 Amendment and Restatement (incorporated by reference to Exhibit 10.23.2 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1999).

10.72*

Second Amendment, effective as of June 30, 1999, to the Company’s Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1999).

10.73*

Third Amendment, effective January 1, 2002, to the Company’s Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 2001).

10.74*

Fourth Amendment to the Company’s Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).

10.75*	Amended and Restated Split-Dollar Life Insurance Agreement (incorporated by reference to Exhibit 10.24.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1998).
10.76*	Split-Dollar Collateral Assignment (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1994).
10.77*

Amendment Number 2002-1 to the Company’s Split-Dollar Life Insurance Agreement as Amended and Restated and Split Dollar Collateral Assignments (incorporated by reference to Exhibit 10.61 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002).

10.78*	Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1996).
10.79*	First Amendment to the Company’s Annual Incentive Plan (incorporated by reference to Exhibit 10.26.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 2001).
10.80*	Second Amendment to the Company’s Annual Incentive Plan (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
10.81*	Third Amendment to the Company’s Annual Incentive Plan (incorporated by reference to Exhibit 10.76 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).

10.82*

The Company’s Change in Control Severance Plan as Amended and Restated on September 11, 2000 (incorporated by reference to Exhibit 10.27.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).

10.83*

Amendment No. 1 to the Company’s Change in Control Severance Plan, as Amended and Restated on September 11, 2000, dated December 3, 2003 (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K , for the year ended December 31, 2003).

10.84*

Amendment Two to the Company’s Change in Control Severance Plan, dated February 23, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, furnished on March 1, 2005).

10.85*	Form of Director Emeritus Agreement (incorporated by reference to Exhibit 10.28.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2001).
10.86*

Form of Amendment Number One, dated September 20, 2001, to the Restricted Stock Award Agreement with non-employee directors dated as of June 1, 1999 (incorporated by reference to Exhibit 10.29.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).

10.87*

Form of Restricted Stock Award Agreement with non-employee directors dated as of March 1, 2000 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).

10.88*

Form of Amendment Number One, dated September 20, 2001, to the Restricted Stock Award Agreement with non-employee directors dated as of March 1, 2000 (incorporated by reference to Exhibit 10.30.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).

10.89*

Form of Restricted Stock Award Agreement with non-employee directors dated as of March 1, 2001 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).

10.90*

Form of the Company’s Performance Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.105 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).

10.91*

Form of the Company’s Performance Vested Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.106 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).

10.92*

Form of the Company’s Performance Vested Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.107 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).

10.93*	Form of Performance Vested Stock Appreciation Right Agreement of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, furnished on March 1, 2005).
10.94*

The Company’s Managing Director Incentive Plan effective March 1, 2001 (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K, for the transition period from March 1, 2001 to December 31, 2001).

10.95*	Form of Senior Management Incentive Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, furnished on March 1, 2005).

10.96*

Summary of financial counseling program of the Company (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, for the transition period from March 1, 2001 to December 31, 2001).

10.97*

Company’s 1999 Employee Stock Purchase Plan effective as of October 1, 1999 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

10.98*	Amendment One to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
10.99*	Second Amendment to the Company’s Global Stock Plan (incorporated by reference to Exhibit 4.1.2 to the Company’s Registration Statement on Form S-8, dated August 5, 2003).
10.100*	Appendix I to Company’s Global Stock Plan: UK Sharesave Scheme. (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
10.101*	Amendment Number Three to the Company’s Global Stock Plan (incorporated by reference to Exhibit 10.95 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
10.102*	Amendment Number Four to the Company’s Global Stock Plan (incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
10.103*

Amendment Number Five to the Company’s Global Stock Plan, dated September 28, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2005).

10.104*

The Company’s Selected Employee Deferred Compensation Plan, Master Plan Document, dated December 23, 2003 (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

10.105*

The Company’s ERISA Nonqualified Pension Plan, Master Plan Document, dated as of August 12, 2003 (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

10.106*

Amended and Restated Company ERISA Nonqualified Pension Plan, Master Plan Document, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.94 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004).

10.107*

The Company’s 2003 Non-Employee Directors’ Fee Plan, as amended and restated on September 27, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2005).

10.108*

Countrywide Bank, N.A. Non-Employee Directors’ Fee Plan, adopted October 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2005).

10.109*

The Company’s 2004 Executive Equity Deferral Program, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

10.110*

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

10.111*

First Amendment to the Revolving Credit Agreement, dated as of September 30, 2002, by and among CHL, the Lenders thereto, Bank of America, N.A. as the Managing Administrative Agent and as a co-administrative agent and JP Morgan Chase Bank as a co-administrative agent (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).

10.112*

Second Amendment to the Revolving Credit Agreement, dated as of December 16, 2002, by and among CHL, the Lenders thereto and Bank of America, N.A. as the Managing Administrative Agent (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).

10.113*

Third Amendment to the Revolving Credit Agreement, dated as of June 13, 2003, by and among CHL, the Lenders thereto, Bank of America, N.A. as the Managing Administrative Agent and the co-administrative agent and JPMorgan Chase Bank as co-administrative agent (incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2003).

10.114*

Fourth Amendment to the Revolving Credit Agreement, dated as of December 15, 2003, by and among CHL, the Lenders thereto, Bank of America, N.A. as the Managing Administrative Agent and the co-administrative agent and JPMorgan Chase Bank as co-administrative agent. (incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

10.115*

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

10.116*

First Amendment to the Five-Year Credit Agreement, dated as of May 11, 2005 among CHL, the Company, the lenders identified therein, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Documentation Agents, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., as Managing Administrative Agent (incorporated by reference to Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).

10.117*

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

10.118*

First Amendment to the 364-Day Credit Agreement, dated as of May 11, 2005, among CHL, the Company, the lenders identified therein, JPMorgan Chase Bank, N.A., as Managing Administrative Agent, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.101 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.119*

Amended and Restated Credit Agreement as of the 27th day of February, 2002 by and among CHL, Royal Bank of Canada, Lloyds TSB Bank PLC, Credit Lyonnais New York Branch, Commerzbank AG New York Branch, and the Lenders Party thereto (incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K, for the transition period from March 1, 2001 to December 31, 2001).

10.120*

First Amendment to the Amended and Restated Credit Agreement, dated as of June 14, 2002, by and among CHL, the Lenders party thereto, and the Royal Bank of Canada, as the Lead Administrative Agent for the Lenders. (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002).

10.121*

Second Amendment to the Amended and Restated Credit Agreement, dated as of September 30, 2002, by and among CHL, the Lenders thereto and Royal Bank of Canada as lead administrative agent (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).

10.122*

Third Amendment to the Amended and Restated Credit Agreement, dated as of June 13, 2003, by and among CHL, the Lenders thereto and Royal Bank of Canada, as lead administrative agent (incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2003).

10.123*

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

10.124*

Termination and Replacement Agreement to the 364-Day Credit Agreement, dated as of November 19, 2004, among the Company, CHL, the Lenders thereto and Royal Bank of Canada, as managing administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 19, 2004).

10.125

First Amendment to the 364-Day Credit Agreement, dated as of May 11, 2005, among CHL, the Company, the lenders identified therein, Commerzbank AG, New York and Grand Cayman Branches and Societe Generale, as Documentation Agents, BNP Paribas, as Syndication Agent, Barclays Bank PLC, as Administrative Agent, and Royal Bank of Canada, as Managing Administrative Agent.

10.126

Second Amendment to the 364-Day Credit Agreement, dated as of November 18, 2005, among CHL, the Company, the lenders identified therein, Lloyds TSB Bank, PLC and Societe Generale, as Documentation Agents, BNP Paribas, as Syndication Agent, Barclays Bank PLC, as Administrative Agent, and Royal Bank of Canada, as Managing Administrative Agent.

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
Angelo R. Mozilo,
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Dated: February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ ANGELO R. MOZILO	Chairman of the Board of Directors and	February 28, 2006
Angelo R. Mozilo	Chief Executive Officer(Principal Executive Officer)
/s/ STANFORD L. KURLAND	President, Chief Operating Officer and Director	February 28, 2006
Stanford L. Kurland
/s/ ERIC P. SIERACKI	Financial Officer (Executive Managing Director,	February 28, 2006
Eric P. Sieracki	Chief Financial Officer)
/s/ KATHLEEN BROWN	Director	February 28, 2006
Kathleen Brown
/s/ HENRY G. CISNEROS	Director	February 28, 2006
Henry G. Cisneros
/s/ JEFFREY M. CUNNINGHAM	Director	February 28, 2006
Jeffrey M. Cunningham
/s/ ROBERT J. DONATO	Director	February 28, 2006
Robert J. Donato
/s/ MICHAEL E. DOUGHERTY	Director	February 28, 2006
Michael E. Dougherty

/s/ BEN M. ENIS	Director	February 28, 2006
Ben M. Enis
/s/ EDWIN HELLER	Director	February 28, 2006
Edwin Heller
/s/ MARTIN R. MELONE	Director	February 28, 2006
Martin R. Melone
/s/ ROBERT T. PARRY	Director	February 28, 2006
Robert T. Parry
/s/ OSCAR P. ROBERTSON	Director	February 28, 2006
Oscar P. Robertson
/s/ KEITH P. RUSSELL	Director	February 28, 2006
Keith P. Russell
/s/ HARLEY W. SNYDER	Director	February 28, 2006
Harley W. Snyder

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND REPORTS OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

December 31, 2005

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2005

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Countrywide Financial Corporation:

We have audited the accompanying consolidated balance sheets of Countrywide Financial Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Countrywide Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

KPMG LLP
/s/ KPMG LLP

Los Angeles, California

February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Countrywide Financial Corporation

We have audited the accompanying consolidated statement of earnings of Countrywide Financial Corporation and Subsidiaries for the year ended December 31, 2003 and the related consolidated statements of changes in shareholders’ equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Countrywide Financial Corporation and Subsidiaries for the year ended December 31, 2003, and their consolidated cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule I and Schedule II for the year ended December 31, 2003. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information therein.

GRANT THORNTON LLP
/s/ GRANT THORNTON LLP

Los Angeles, California
February 27, 2004, except for Schedule I, as to which the date is March 11, 2005.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands, except share data)
ASSETS
Cash	$1,031,108	$751,237
Mortgage loans and mortgage-backed securities held for sale	36,818,688	37,350,149
Trading securities owned, at fair value	10,314,384	10,558,387
Trading securities pledged as collateral, at fair value	668,189	1,303,007
Securities purchased under agreements to resell, securities borrowed and federal funds sold	23,317,361	13,456,448
Loans held for investment, net of allowance for loan losses of $189,201 and $125,046, respectively	70,071,152	39,661,191
Investments in other financial instruments, at fair value	11,455,745	10,091,057
Mortgage servicing rights, net	12,610,839	8,729,929
Premises and equipment, net	1,279,659	985,350
Other assets	7,518,245	5,608,950
Total assets	$175,085,370	$128,495,705
LIABILITIES
Notes payable	$76,187,886	$66,613,671
Securities sold under agreements to repurchase and federal funds purchased	34,153,205	20,465,123
Deposit liabilities	39,489,256	20,013,208
Accounts payable and accrued liabilities	6,307,818	5,594,764
Trading securities sold, not yet purchased, at fair value	2,285,171	2,912,620
Income taxes payable	3,846,174	2,586,243
Total liabilities	162,269,510	118,185,629
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock—authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock—authorized, 1,000,000,000 shares of $0.05 par value; issued, 600,169,268 shares and 581,706,836 shares at December 31, 2005 and 2004, respectively; outstanding, 600,030,686 shares and 581,648,881 shares at December 31, 2005 and 2004, respectively	30,008	29,085
Additional paid-in capital	2,954,019	2,570,402
Accumulated other comprehensive income	61,114	118,943
Retained earnings	9,770,719	7,591,646
Total shareholders’ equity	12,815,860	10,310,076
Total liabilities and shareholders’ equity	$175,085,370	$128,495,705

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Revenues
Gain on sale of loans and securities	$4,861,780	$4,842,082	$5,887,436
Interest income	7,970,045	4,645,654	3,347,801
Interest expense	(5,616,425)	(2,608,338)	(1,940,207)
Net interest income	2,353,620	2,037,316	1,407,594
Provision for loan losses	(115,685)	(71,775)	(48,204)
Net interest income after provision for loan losses	2,237,935	1,965,541	1,359,390
Loan servicing fees and other income from retained interests	4,281,254	3,269,587	2,804,338
Amortization of mortgage servicing rights	(2,288,354)	(1,940,457)	(2,069,246)
Recovery (impairment) of retained interests	23,345	(648,137)	(1,432,965)
Servicing hedge (losses) gains	(523,078)	(215,343)	234,823
Net loan servicing fees and other income (loss) from retained interests	1,493,167	465,650	(463,050)
Net insurance premiums earned	953,647	782,685	732,816
Other revenue	470,179	510,669	462,050
Total revenues	10,016,708	8,566,627	7,978,642
Expenses
Compensation	3,615,483	3,137,045	2,590,936
Occupancy and other office	879,680	643,378	525,192
Insurance claims	441,584	390,203	360,046
Advertising and promotion	229,183	171,585	103,902
Other operating	703,012	628,543	552,794
Total expenses	5,868,942	4,970,754	4,132,870
Earnings before income taxes	4,147,766	3,595,873	3,845,772
Provision for income taxes	1,619,676	1,398,299	1,472,822
NET EARNINGS	$2,528,090	$2,197,574	$2,372,950
Earnings per share
Basic	$4.28	$3.90	$4.44
Diluted	$4.11	$3.63	$4.18

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Number of Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in thousands, except share data)
Balance at December 31, 2002	126,563,333	$6,330	$1,657,144	$186,799	$3,310,860	$5,161,133
Comprehensive income:
Net earnings for the year	—	—	—	—	2,372,950	2,372,950
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(53,634)	—	(53,634)
Net unrealized gains from cash flow hedging instruments	—	—	—	16,088	—	16,088
Net change in foreign currency translation adjustment	—	—	—	15,273	—	15,273
Total comprehensive income						2,350,677
4 for 3 stock split, effected December 18, 2003	46,066,835	2,303	(2,303)	—	—	—
Stock options exercised	5,562,507	277	175,769	—	—	176,046
Tax benefit of stock options exercised	—	—	88,031	—	—	88,031
Issuance of common stock, net of treasury stock	5,947,872	298	367,892	—	—	368,190
Contribution of common stock to 401(k) Plan	338,795	17	20,998	—	—	21,015
Cash dividends paid—$0.59 per common share (before giving effect to stock splits)	—	—	—	—	(80,376)	(80,376)
Balance at December 31, 2003	184,479,342	9,225	2,307,531	164,526	5,603,434	8,084,716
Comprehensive income:
Net earnings for the year	—	—	—	—	2,197,574	2,197,574
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(88,277)	—	(88,277)
Net unrealized gains from cash flow hedging instruments	—	—	—	29,101	—	29,101
Net change in foreign currency translation adjustment	—	—	—	13,593	—	13,593
Total comprehensive income						2,151,991
3 for 2 stock split, effected April 12, 2004	92,915,124	4,646	(4,646)	—	—	—
2 for 1 stock split, effected August 30, 2004	282,010,434	14,101	(14,101)	—	—	—
Stock options exercised	6,274,769	313	99,056	—	—	99,369
Tax benefit of stock options exercised	—	—	93,057	—	—	93,057
Issuance of common stock, net of treasury stock	432,584	23	17,169	—	—	17,192
Issuance of common stock for conversion of convertible debt	15,063,788	753	7,182	—	—	7,935
Tax benefit of interest on conversion of convertible debt	—	—	37,787	—	—	37,787
Contribution of common stock to 401(k) Plan	472,840	24	27,367	—	—	27,391
Cash dividends paid—$0.37 per common share	—	—	—	—	(209,362)	(209,362)
Balance at December 31, 2004	581,648,881	$29,085	$2,570,402	$118,943	$7,591,646	$10,310,076

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME—(Continued)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in thousands, except share data)
Comprehensive income:
Net earnings for the year	—	—	—	—	2,528,090	2,528,090
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(19,875)	—	(19,875)
Net unrealized losses from cash flow hedging instruments	—	—	—	(16,080)	—	(16,080)
Net change in foreign currency translation adjustment	—	—	—	(21,874)	—	(21,874)
Total comprehensive income						2,470,261
Stock options exercised	13,068,735	658	151,424	—	—	152,082
Tax benefit of stock options exercised	—	—	115,117	—	—	115,117
Issuance of common stock, net of treasury stock	1,917,868	96	66,818	—	—	66,914
Issuance of common stock for conversion of convertible debt	2,408,217	120	10,559	—	—	10,679
Tax benefit of interest on conversion of convertible debt	—	—	5,532	—	—	5,532
Contribution of common stock to 401(k) Plan	986,985	49	34,167	—	—	34,216
Cash dividends paid—$0.59 per common share	—	—	—	—	(349,017)	(349,017)
Balance at December 31, 2005	600,030,686	$30,008	$2,954,019	$61,114	$9,770,719	$12,815,860

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net earnings	$2,528,090	$2,197,574	$2,372,950
Adjustments to reconcile net earnings to net cash used by operating activities:
Gain on sale of loans and securities	(4,861,780)	(4,842,082)	(5,887,436)
Accretion of discount on securities	(386,322)	(422,683)	(474,302)
Accretion of discount and fair value adjustments on notes payable	(58,397)	(32,783)	(32,062)
Net change in fair value of hedged notes payable and related interest-rate and foreign-currency swaps	(2,777)	370	330
Amortization of deferred fees on time deposits	13,706	4,928	—
Provision for loan losses	115,685	71,775	48,204
Amortization of mortgage servicing rights	2,288,354	1,940,457	2,069,246
(Recovery) impairment of mortgage servicing rights	(601,017)	279,842	1,326,741
Change in fair value of mortgage servicing rights attributable to hedged risk	213,166	—	—
(Recovery) impairment of other retained interests	(346,121)	404,226	208,387
Interest capitalized on loans held for investment	(123,457)	(1,503)	—
Depreciation and other amortization	243,101	151,159	110,082
Stock-based compensation expense	39,909	32,776	23,176
Provision for deferred income taxes	1,469,093	492,188	344,189
Tax benefit of stock options exercised	115,117	93,057	88,031
Origination and purchase of loans and mortgage-backed securities held for sale	(448,686,210)	(335,890,238)	(406,775,069)
Proceeds from sale and principal repayments of loans and mortgage-backed securities	436,083,977	328,901,595	396,319,952
Decrease (increase) in trading securities	933,354	(517,263)	(2,595,373)
Decrease in investments in other financial instruments	1,422,310	517,200	1,369,928
Increase in other assets	(1,970,798)	(893,398)	(11,996)
Increase (decrease) in accounts payable and accrued liabilities	679,285	795,106	(129,315)
(Decrease) increase in trading securities sold, not yet purchased, at fair value	(627,449)	1,442,976	1,023,414
(Decrease) increase in income taxes payable	(181,598)	(184,439)	49,224
Net cash used by operating activities	(11,700,779)	(5,459,160)	(10,551,699)
Cash flows from investing activities:
Increase in securities purchased under agreements to resell, federal funds sold and securities borrowed	(9,860,913)	(3,008,346)	(4,450,734)
Additions to loans held for investment, net	(33,697,649)	(13,355,505)	(20,193,110)
Sales of loans held for investment	2,678,737	—	—
Additions to investments in other financial instruments	(6,071,163)	(7,042,716)	(11,506,640)
Proceeds from sale and repayment of investments in other financial instruments	5,961,014	14,894,871	10,965,252
Additions to mortgage servicing rights	(302,441)	(385,459)	(49,607)
Purchase of premises and equipment, net	(475,907)	(341,738)	(260,639)
Net cash used by investing activities	(41,768,322)	(9,238,893)	(25,495,478)
Cash flows from financing activities:
Net increase in short-term borrowings	8,142,815	9,772,156	16,552,092
Issuance of long-term debt	21,873,808	16,535,096	8,202,650
Repayment of long-term debt	(9,282,361)	(10,518,279)	(5,245,209)
Issuance of Company-obligated mandatorily redeemable capital pass-through securities	—	—	500,000
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	13,688,082	(11,548,289)	9,378,573
Net increase in deposit liabilities	19,462,342	10,680,609	6,213,400
Issuance of common stock	213,303	111,176	542,075
Payment of dividends	(349,017)	(209,362)	(80,376)
Net cash provided by financing activities	53,748,972	14,823,107	36,063,205
Net increase in cash	279,871	125,054	16,028
Cash at beginning of year	751,237	626,183	610,155
Cash at end of year	$1,031,108	$751,237	$626,183

80

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

Countrywide Financial Corporation (“Countrywide”) is a holding company which, through its principal subsidiary, Countrywide Home Loans, Inc. (“CHL”) and other subsidiaries (collectively, the “Company”), is engaged in mortgage lending and other finance-related businesses, including mortgage banking, retail banking and mortgage warehouse lending, dealing in securities, insurance underwriting and operating an insurance agency and international mortgage loan processing and subservicing.

Note 2—Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Use of Estimates

In preparing financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management is required to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The Company comprises both operating and special purpose entities (“SPEs”). For operating entities, the consolidated financial statements include the accounts of Countrywide Financial Corporation, all majority-owned subsidiaries and all joint ventures for which it has operational control. The Company has whole or majority ownership of all of its subsidiaries, and has control of its joint ventures. Therefore, Countrywide has no significant equity method or cost-basis investees.

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

Financial Statement Reclassifications

Certain amounts reflected in the consolidated financial statements for the years ended December 31, 2004 and 2003, have been reclassified to conform to the presentation for the year ended December 31, 2005.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

The Company uses derivative financial instruments extensively as part of its interest rate and foreign currency risk management activities. (See Note 4—“Derivative Financial Instruments,” for further discussion about the Company’s risk management activities.) All derivative financial instruments are recognized on the balance sheet at fair value.

The Company designates every derivative instrument as either a hedge of the fair value of a recognized asset or liability, or of an unrecognized firm commitment (“fair value” hedge); a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); or as a free-standing derivative instrument.

For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current-period earnings.

For a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive income within shareholders’ equity, to the extent that the derivative is an effective hedge, and are subsequently reclassified to earnings in the same period(s) that the hedged transaction impacts net earnings, and on the same income statement line item as the hedged item. The ineffective portion of a cash flow hedge is reported in current-period earnings on the same income statement line item as the hedged item.

For free-standing derivative instruments, changes in the fair values are reported in current-period earnings.

At the inception of a hedge, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

The Company also discontinues hedge accounting when (1) a derivative instrument expires or is sold, terminated or exercised; or (2) a derivative instrument is de-designated as a hedge instrument because it is unlikely a forecasted transaction will occur, or (3) we determine that the designation of a derivative instrument as a hedge is no longer appropriate. When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value with changes in fair value recognized in current-period earnings. However, the carrying value of the previously hedged asset or liability is no longer adjusted for changes in fair value.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other accumulated comprehensive income are recognized in current-period earnings. When hedge accounting is discontinued because the hedging instrument is sold or terminated, the amount reported in accumulated other comprehensive income to the date of sale or termination, if any, is reported in accumulated other comprehensive income until the forecasted transaction impacts earnings.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract; the financial instrument that embodies both the embedded derivative instrument and the host contract is not currently measured at fair value with changes in fair value reported in earnings; and, if a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument; the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings.

Sales, Securitizations and Servicing of Financial Instruments

The Company sells most of the mortgage loans it produces in the secondary mortgage market, primarily in the form of securities, and to a lesser extent as whole loans. By-products of those sales are certain retained interests, including mortgage servicing rights (“MSRs”), interest-only securities, principal-only securities and residual securities, which the Company generally holds as long-term investments. (See Note 3—“Loan Sales,” for a description of MSRs.)

When the Company sells mortgage loans, it allocates the cost of the mortgage loans between the security sold and the retained interests, based on their relative fair values. Note 3—“Loan Sales,” describes how the Company estimates fair value. The reported gain is the difference of the cash proceeds from the sale of the security or loan, the cost allocated to the security or portion of the loan sold, and the fair value of any recourse retained or guarantee issued by the Company.

MSRs are carried at the lower of amortized cost or estimated fair value. To the extent the MSR is part of a fair value hedge accounting relationship, the cost basis is adjusted for the change in value attributable to the hedge risk. This adjustment is reflected in current period earnings. The adjusted cost basis value of the MSR is then assessed for impairment. If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance.

For purposes of performing its MSR impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type (fixed-rate or adjustable-rate) and note rate. Fixed-rate loans are stratified into note-rate pools of 50 basis points for note rates between 5% and 8% and single pools for note rates above 8% and less than or equal to 5%.

Management periodically reviews the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a write-down of the MSRs in the stratum to the estimated recoverable value is charged to the valuation allowance.

Other retained interests are designated as trading or available-for-sale securities at the time of securitization and are carried at estimated fair value in the consolidated balance sheets. Changes in the

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of other retained interests classified as trading securities are included in current-period earnings as a component of impairment of retained interests.

Unrealized gains and losses of other retained interests classified as available-for-sale, net of deferred income taxes, are excluded from earnings and reported as a component of accumulated other comprehensive income, which is included in shareholders’ equity. Realized gains and losses on sales of these assets are computed by the specific identification method and are recorded in earnings at the time of disposition. Unrealized losses that are other than temporary are recognized in earnings in the period that the other than temporary impairment is identified. Once impairment of other retained interests classified as available-for-sale is charged to earnings, subsequent increases in value are recognized in earnings over the estimated remaining life of the investment through a higher effective yield.

Recourse retained in loan sales and securitization activities is discussed in Note 30—“Credit Losses Related to Securitized Loans.”

Countrywide Securities Corporation (“CSC”), a broker-dealer subsidiary of Countrywide, may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by an SPE, until November 2005 that SPE no longer met the conditions as a QSPE under SFAS 140. As a result, mortgage loans held in the SPE and the related asset-backed secured financings were included on the Company’s consolidated balance sheets for the period of time such securities were held by CSC. The assets and liabilities were initially recorded at fair value. See Note 13—“Notes Payable—Asset-Backed Secured Financing.”

In November 2005, the FASB issued FASB Staff Position 140-2, “Clarification and Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140” (“FSP 140-2”) which clarified that purchases by a transferor, its affiliates, or its agents of previously issued beneficial interests, with protection by a derivative financial instrument, from outside parties that are held temporarily and are classified as trading securities would not preclude the SPE from retaining its qualifying status under SFAS 140. FSP 140-2 became effective upon its issuance.

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

The cost basis of mortgage loans held for sale is adjusted to reflect changes in the loans’ fair value as applicable through fair value hedge accounting. Mortgage loans held for sale are carried at the lower of adjusted cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). The market value of mortgage loans held for sale is generally based on quoted market prices for MBS.

Mortgage Loans Held in SPEs are initially recorded at fair value upon reconsolidation.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Held for Investment

Loans are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held for investment are carried at amortized cost reduced by a valuation allowance for credit losses inherent in the portfolio as of the balance sheet date. A loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrowers offset by incremental direct origination costs for loans originated by the Company or any premiums or discounts paid for loans purchased. Unearned income is amortized over the loan’s contractual life. For revolving lines of credit, unearned income is amortized using the straight-line method. For other loans, unearned income is amortized using the interest method of accounting.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Company’s loan portfolio is comprised primarily of large groups of homogeneous loans made to consumers that are secured by residential real estate. The Company does not evaluate individual homogenous loans for impairment. These loans are generally identified as impaired when they become 90 days delinquent, at which time the loans are placed on nonaccrual status. Loans in the Company’s warehouse lending and commercial real estate lending portfolios are individually evaluated for impairment on a regular basis.

The Company provides for losses on impaired loans with an allowance for loan losses. The allowance for loan losses is evaluated on a periodic basis by management and is determined by applying expected loss factors to outstanding loans, based on historical default rates and loss percentages for similar loans originated by the Company and estimates of collateral value for individually evaluated loans. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as factors change or as more information becomes available. The allowance for loan losses is a valuation allowance established to provide for credit losses inherent in the portfolio of loans held for investment as of the balance sheet date.

Loan losses are charged against the allowance when management believes the loss is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Interest Income Recognition

Interest income is accrued as earned. Loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status the accrued and unpaid interest is reversed and interest income is recorded when collected. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Trading Securities

Trading securities consist of securities purchased by the Company’s broker-dealer subsidiary. These securities, along with associated derivative instruments used to manage price risk, are recorded at fair value on the trade date basis, and gains and losses, both realized and unrealized, are included in gain on sale of loans and securities in the consolidated statements of earnings.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Other Financial Instruments

Investments in other financial instruments include mortgage-backed securities, obligations of U.S. Government-sponsored enterprises, municipal bonds, U.S. Treasury securities, derivative financial instruments and certain interests retained in securitization. The Company carries all of these assets at their estimated fair values. How the changes in fair value of the instruments are recognized is dependent on the accounting classification of the respective assets:

•       Changes in the fair value of financial instruments accounted for as trading instruments are recognized in current-period earnings;

•       All other instruments have been accounted for as available-for-sale securities; therefore, unrealized gains or losses, net of deferred income taxes, are excluded from earnings and reported as a component of accumulated other comprehensive income, which is included in shareholders’ equity. Realized gains and losses on sales of these assets are computed by the specific identification method and are recorded in earnings at the time of disposition. Unrealized losses that are other than temporary are recognized in earnings in the period that the other-than-temporary impairment is identified. Once impairment of other retained interests classified as available-for-sale is charged to earnings, subsequent increases in value are recognized in earnings over the estimated remaining life of the investment through a higher effective yield.

Interest income is accrued as earned. Unamortized premiums and unaccreted discounts are amortized and accrued to interest income as an adjustment of the related loan yield using the interest method. Yields are estimated using market prepayment expectations for similar securities.

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

Certain of the Company’s securities lending arrangements include master netting agreements that entitle Countrywide and its counterparties to settle their positions “net.” Where such arrangements are in place, and where the Company or its counterparty intends to settle its positions “net,” the Company includes the net asset or liability in its balance sheet. At December 31, 2005 and 2004, $11.9 billion and $8.1 billion of securities purchased under agreements to resell and securities borrowed were offset against securities sold under agreements to repurchase under master netting arrangements, respectively.

Deferred Acquisition Costs

The Company’s insurance carrier subsidiary, Balboa Life and Casualty (“Balboa”), incurs insurance policy acquisition costs that vary with and are directly related to acquisition of new insurance policies. These costs consist primarily of commissions, premium taxes and certain other underwriting costs. These costs are deferred and amortized as the related premiums are earned. Deferred acquisition costs are

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limited to amounts estimated to be recoverable from the related premiums and anticipated investment income less anticipated losses, loss adjustment expenses and policy maintenance expenses. Deferred acquisition costs totaling $115.2 million and $91.2 million were included in other assets at December 31, 2005 and 2004, respectively. Amortization of policy acquisition costs totaling $167.0 million, $138.1 million and $184.2 million was included in other operating expenses for the years ended December 31, 2005, 2004 and 2003, respectively.

Liability for Insurance Losses

For Balboa’s property and casualty policies, the liability for losses and loss adjustment expenses consists of an accrual for the unpaid portion of estimated ultimate losses and loss adjustment expenses on claims reported through the end of the accounting period plus estimates, based on past experience, for the estimated losses and loss adjustment expenses relating to incidents incurred but not reported as of the balance sheet date.

For credit life and disability policies, the liability for losses provides for future claims, estimated based upon statutory standards, on all policies-in-force at the end of the period, as well as the present value of amounts not yet due on disability claims. The liability for policy and contract claims represents the estimated ultimate net cost of all reported and unreported claims incurred through the end of the period, except for the present value of amounts not yet due on disability claims, which are included in accounts payable and accrued liabilities.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Software Costs

Internal software development costs are capitalized to the extent of external direct costs of materials and services consumed and of salary costs relating to employees’ time spent on the software project during the application development stage. Internally developed software is amortized over six to ten years using the straight-line method.

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

Income from Other Retained Interests

Income from other retained interests represents the yield on interest-only securities, principal-only securities, residual interests and other financial instruments retained in securitization. Income on these investments is recognized using the interest method.

Insurance Premiums

Property and casualty and credit life and disability premiums are recognized over the term of the policies on a pro-rata basis for all policies except for lender-placed insurance and Guaranteed Auto Protection (“GAP”), which provides coverage for leased automobiles’ residual value to the lessor of the vehicle. For lender-placed insurance, premiums are “slowed,” or recognized later in the life of the policy, due to high cancellation rates experienced early in the life of the policy. For GAP insurance, revenue recognition is correlated to the exposure and accelerated over the life of the contract. Mortgage reinsurance premiums are recognized as earned over the life of the policy. Prepaid premiums applicable to the unexpired term of policies-in-force are recorded as unearned premiums in accounts payable and accrued liabilities.

Stock-Based Compensation

The Company has both restricted stock and stock option award programs for its employees. Details of these plans are included in Note 20—“Employee Benefits.”

The Company recognizes compensation expense relating to its restricted stock grants based on the fair value of the shares awarded as of the grant date. Compensation expense for restricted stock grants, including those awarded to retirement-eligible employees, is recognized over the shares’ nominal vesting period.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generally grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to eligible employees. Through December 31, 2005 the Company recognized compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” The Company will adopt SFAS 123R beginning in 2006. As a result of adopting SFAS 123R, the Company will charge the value of employee stock options as well as restricted stock and any other stock-based compensation to expense. The Company will also be required, for awards made beginning with the adoption of SFAS 123R, to immediately expense awards made to retirement-eligible employees where the options vest upon retirement and will be required to amortize grants to other employees over the lesser of the nominal vesting period or the period until the grantee becomes retirement-eligible and options vest. The Company will adopt SFAS 123R, using the modified prospective application approach effective January 1, 2006. The Company will value its stock options using a variant of the Black-Scholes-Merton option-pricing model that takes into account employee tenure and exercise experience. We expect the charge to earnings for 2006 related to the expensing of prior period unamortized grants made before the effective date will be approximately $40 million, net of income taxes. The effect of amortization of the value of any grants awarded after December 31, 2005 will increase this earnings charge.

Had the estimated fair value of the options granted been included in compensation expense for the years indicated below, the Company’s net earnings and earnings per share would have been as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net Earnings:
As reported	$2,528,090	$2,197,574	$2,372,950
Add: Stock-based compensation included in net earnings, net of taxes	3,441	3,292	1,329
Deduct: Stock-based employee compensation, net of taxes	(104,269)	(41,317)	(29,515)
Pro forma	$2,427,262	$2,159,549	$2,344,764
Basic Earnings Per Share:
As reported	$4.28	$3.90	$4.44
Pro forma	$4.11	$3.83	$4.39
Diluted Earnings Per Share:
As reported	$4.11	$3.63	$4.18
Pro forma	$3.94	$3.57	$4.13

Beginning in the second quarter of 2005, the Company began using a variant of the Black-Scholes-Merton option-pricing model that takes into account enhanced estimates of employee tenure and exercise experience to estimate the fair value of the options. For purposes of this pro-forma disclosure, the fair value of each option grant is amortized to periodic compensation expense over the options’ vesting period.

On April 1, 2005 the Company granted eligible employees options to purchase 13.3 million shares of its common stock at the average market price on that date. These options fully vested when granted and

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

became exercisable on May 1, 2005. As a result of this vesting provision, the pro-forma expense associated with the entire stock option grant amounting to $55.7 million, net of income taxes, is included in the above stock-based compensation pro-forma disclosure for the year ended December 31, 2005.

The weighted-average assumptions used to value the option grants and the resulting average estimated values were as follows:

	Years Ended December 31,
	2005	2004	2003
Weighted Average Assumptions:
Dividend yield	1.70%	0.85%	0.80%
Expected volatility	32.50%	36.02%	33.00%
Risk-free interest rate	4.15%	2.90%	2.28%
Expected life (in years)(1)	3.15	5.59	4.35
Per-share fair value of options	$6.95	$11.09	$4.47
Weighted-average exercise price	$32.63	$31.85	$15.71

(1)          Beginning in the second quarter of 2005, expected employee tenure and exercise experience are determined by the option pricing model.

Income Taxes

Countrywide files a consolidated federal income tax return and a combined income tax return in California and certain other states. Additional income tax returns are filed on a separate entity basis in various other states and localities.

The Company uses the balance sheet method to account for income taxes. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion of a deferred tax asset will not be realized.

Implementation of New Accounting Standards

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123R’s measurement requirements for employee stock options are similar to those of SFAS 123, which is the basis for the pro forma stock-based compensation disclosure contained in the preceding caption “Stock Based Compensation” of this note. However, SFAS 123R requires:

•       initial and ongoing estimates of the amount of shares that will vest—SFAS 123 provided entities the option of assuming that all shares would vest and then “truing-up” compensation cost and expense as shares were forfeited

•       adjusting the cost of a modified award with reference to the difference in the fair value of the modified award to the initial award at the date of modification of the award.

SFAS 123R also provides for the use of alternative models to determine compensation cost related to stock option grants. The model the Company will use to value its employee stock options is a variant of the Black-Scholes-Merton option pricing model. Adoption of SFAS 123R is expected to have an affect of approximately $40 million, net of tax related to the expensing of prior periods’ unamortized grants in 2006. The Company will adopt SFAS 123R on January 1, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements.” The Statement changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements when voluntary changes in accounting principle are adopted and when adopting changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued FASB Staff Position 140-2, “Clarification and Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140,” (“FSP 140-2”) which clarified that purchases by a transferor, its affiliates, or its agents of previously issued beneficial interests, with protection by a derivative financial instrument, from outside parties that are held temporarily and are classified as trading securities would not preclude the special purpose entity from retaining its qualifying status under SFAS 140. Prior to the issuance of FSP 140-2, mortgage loans held by the SPE and the related asset-backed secured financings were included in the Company’s consolidated balance sheets for the period of time such securities were held by our broker-dealer. The assets and liabilities were initially recorded at fair value.

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’’ This FSP supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” and nullifies the guidance in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” for determining whether impairment of an investment is other-than-temporary. This FSP references existing guidance to determine whether an impairment of an investment is other-than-temporary. This FSP applies to investments in debt and equity securities within the scope of Statements 115 and 124, all equity securities held by insurance companies and investments in other equity securities that are not accounted for by the equity method. The application of this FSP is required for the Company beginning January 1, 2006. Adoption of this FSP is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and SFAS 140 (“SFAS 155”). This Statement:

•  permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

•  clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”)

•  establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation

•  clarifies that concentration of credit risks in the form of subordination are not embedded derivatives

•  amends SFAS 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. The Company has not determined the financial impact of the adoption of SFAS 155 or whether it will adopt SFAS 155 in 2006.

Note 3—Loan Sales

The Company routinely originates, securitizes and sells mortgage loans into the secondary mortgage market. Prime mortgage loan securitizations are generally structured without recourse to the Company. However, the Company generally has limited recourse on the Prime Home Equity and Nonprime Mortgage Loans it securitizes, through retention of a subordinated interest or through its issuance of a corporate guarantee of losses up to a negotiated maximum amount. While the Company generally does not retain credit risk on the Prime Mortgage Loans it securitizes, it has potential liability under representations and warranties it makes to purchasers and insurers of the loans. The Company had a liability for losses relating to representations and warranties included in other liabilities totaling $169.8 million and $139.9 million at December 31, 2005 and 2004, respectively. The Company recognized gains of $4.0 billion, $4.3 billion, and $5.5 billion from sales of mortgage loans in securitizations in the years ended December 31, 2005, 2004 and 2003, respectively.

When the Company securitizes mortgage loans it generally retains the MSRs and, depending on the nature of the securitization, may also retain interest-only securities, principal-only securities, subordinated securities and residual interests.

MSRs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; supervising foreclosures and property dispositions.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee ranging generally from 0.25% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the mortgagors. The Company generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges, reconveyance charges and prepayment penalties. The Company also generally has the right to solicit the mortgagors for other products and services, such as second mortgages and insurance, as well as for new mortgages for those considering refinancing or purchasing a new home.

The precise market value of retained interests cannot be readily determined because these assets are not actively traded in stand-alone markets. Considerable judgment is required to determine the fair values of our retained interests, and the exercise of such judgment can significantly impact the Company’s earnings. Therefore, senior financial management exercises extensive and active oversight of this process. The Company’s Asset and Liability Committee, which is comprised of several of our senior financial executives, ultimately determines the valuation of MSRs and Other Retained Interests.

Our MSR valuation process combines the use of a sophisticated discounted cash flow model and extensive analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow assumptions and prepayment assumptions used in our discounted cash flow model are based on our empirical data drawn from the historical performance of our MSRs, which we believe are consistent with assumptions used by market participants valuing similar MSRs, and from data obtained on the performance of similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate (projected LIBOR plus option-adjusted spread). These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The current market data utilized in the MSR valuation process and in the assessment of the reasonableness of our valuation is obtained from MSR trades, MSR broker valuations, prices of interest-only securities, and peer group MSR valuation surveys.

For the other retained interests, the Company also estimates fair value—both at initial recognition and on an ongoing basis—through the use of discounted cash flow models. The key assumptions used in the valuation of its other retained interests include mortgage prepayment speeds, discount rates, and for residual interests containing credit risk, the net lifetime credit losses. The discounted cash flow models incorporate cash flow and prepayment assumptions based on the Company’s own empirical data drawn from the historical performance of the loans underlying its other retained interests, which management believes is consistent with assumptions other major market participants would use in determining the assets’ fair value.

Key economic assumptions used in determining the fair value of MSRs at the time of securitization are as follows:

	Years Ended December 31,
	2005	2004	2003
Weighted-average life (in years)	4.4	4.7	6.0
Weighted-average annual prepayment speed	23.0%	21.2%	16.9%
Weighted-average OAS(1)	6.5%	5.9%	4.6%

(1)          Option-adjusted spread over LIBOR.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key economic assumptions used in determining the fair value of other retained interests at the time of securitization are as follows:

	Years Ended December 31,
	2005	2004	2003
Weighted-average life (in years)	3.5	3.5	2.4
Weighted-average annual prepayment speed	30.2%	32.9%	28.0%
Weighted-average annual discount rate	20.1%	25.0%	22.6%
Weighted-average lifetime credit losses	2.0%	2.7%	1.5%

The following table summarizes cash flows between the Company and securitization special purpose entities:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Proceeds from new securitizations	$364,669,509	$259,102,621	$346,180,875
Proceeds from collections reinvested in securitizations	3,329,840	1,836,796	1,844,332
Service fees received	1,877,780	1,586,166	1,461,747
Purchases of delinquent loans	(3,786,551)	(3,387,739)	(3,715,193)
Servicing advances	(2,524,067)	(3,334,357)	(2,519,583)
Repayment of servicing advances	2,352,253	3,576,598	2,124,564
Other cash flows received on retained interests(1)	1,309,437	704,813	1,237,183

(1)          Represents cash flows received on retained interests other than servicing fees.

Key assumptions used in measuring the fair value of the Company’s MSRs at December 31, 2005 and 2004 and the effect on the fair value of those MSRs from adverse changes in those assumptions, are as follows:

	December 31,
	2005	2004
	(dollar amounts in thousands)
Fair value of mortgage servicing rights	$12,720,755	$8,882,917
Weighted-average life (in years)	5.6	6.1
Weighted-average annual prepayment speed	22.8%	22.0%
Impact of 5% adverse change	$238,131	$236,789
Impact of 10% adverse change	$463,010	$452,705
Impact of 20% adverse change	$877,291	$859,520
Weighted-average OAS	6.4%	6.0%
Impact of 5% adverse change	$94,600	$106,519
Impact of 10% adverse change	$187,660	$156,338
Impact of 20% adverse change	$367,225	$306,544

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key assumptions used in subsequently measuring the fair value of the Company’s other retained interests at December 31, 2005 and 2004, and the effect on the fair value of those other retained interests from adverse changes in those assumptions are as follows:

	December 31,
	2005	2004
	(dollar amounts in thousands)
Fair value of other retained interests	$2,675,461	$1,908,504
Weighted-average life (in years)	2.4	2.5
Weighted-average annual prepayment speed	38.3%	34.8%
Impact of 5% adverse change	$57,329	$112,851
Impact of 10% adverse change	$110,297	$211,947
Impact of 20% adverse change	$214,392	$394,330
Weighted-average annual discount rate	17.9%	18.1%
Impact of 5% adverse change	$25,646	$24,022
Impact of 10% adverse change	$54,844	$46,376
Impact of 20% adverse change	$117,472	$88,818
Weighted-average net lifetime credit losses	1.7%	2.0%
Impact of 5% adverse change	$44,834	$41,437
Impact of 10% adverse change	$90,552	$80,833
Impact of 20% adverse change	$177,589	$158,730

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a given percentage variation in individual assumptions generally cannot be extrapolated. Also, in the preceding tables, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another which might compound or counteract the sensitivities.

The following table presents information about delinquencies and components of Prime Home Equity and Nonprime Mortgage Loans for which the Company has retained some level of credit risk:

	December 31,
	2005	2004
	(in thousands)
Prime Home Equity and Nonprime Mortgage Loans:
Total principal amount	$65,657,207	$71,860,875
Principal amount 60 days or more past due	$1,639,436	$2,836,516
Comprised of:
Loans and securities sold	$65,657,207	$55,461,436
Loans and securities held for or available-for-sale	—	6,706,663
Mortgages loans held in SPEs	—	9,692,776
	$65,657,207	$71,860,875

The Company incurred credit losses of $124.0 million, $99.4 million and $95.5 million related to the mortgage loans above during the years ended December 31, 2005, 2004 and 2003, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Derivative Financial Instruments

Derivative Financial Instruments

The primary market risk facing the Company is interest rate risk, which includes the risks that changes in interest rates will result in changes in the value of our assets or liabilities (“price risk”) and the net interest income from our mortgage loan and investment portfolios. The overall objective of the Company’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.

From an enterprise perspective, the Company manages interest rate risk through the natural counterbalance of its loan production and servicing businesses. We also use various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of its interest rate lock commitments, Mortgage Loan Inventory and MBS held for sale, MSRs and other retained interests and trading securities, as well as a portion of its debt. Interest rate risk relating to the Company’s portfolio of loans held for investment is managed by funding these assets with liabilities of similar duration or using derivative instruments to change the repricing characteristics of its liabilities to more closely reflect the repricing behaviors of those assets.

Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments

Description of Risk Management Activities

The Company is exposed to price risk relative to its Mortgage Loan Inventory and its interest rate lock commitments (“IRLC”). The Mortgage Loan Inventory is comprised of mortgage loans and MBS held by the Company pending sale, and is presently held for an average of approximately 30 days. IRLCs guarantee the rate and points on the underlying mortgage or group of mortgages for a specified period, generally from seven to 60 days. IRLCs are derivative instruments and are recorded at fair value with changes in fair value recognized in current period earnings (as a component of gain on sale of loans and securities).

With regard to loans held for sale the Company is exposed to price risk from the time an IRLC is made to a mortgage applicant or financial intermediary to the time the related mortgage loan is sold. For loans held for investment the Company is exposed to price risk from the time an IRLC is made to a financial intermediary to the time the loan is purchased. During this period, the Company is exposed to losses if mortgage rates rise, because the value of the IRLC or mortgage loan held for sale declines. To manage this price risk the Company utilizes derivatives. (See the following section titled “Accounting for Risk Management Activities” for further discussion.)

The price risk management of the IRLCs is complicated by the fact that the ultimate percentage of applications that close within the terms of the IRLC is variable. The probability that the loan will fund within the terms of the IRLC is affected by a number of factors, in particular the change, if any, in mortgage rates subsequent to the lock date. This probability generally increases if mortgage rates rise, and decreases if mortgage rates fall, due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC is also influenced by the source and age of the application, purpose for the loan (purchase or refinance), and the application approval rate. The Company has developed closing ratio estimates using its historical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The closing ratio estimates are used to calculate the quantity of loans that will fund within the terms of IRLCs.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To manage the price risk associated with the IRLCs, the Company uses a combination of net forward sales of MBS and put and call options on MBS, Treasury futures and Eurodollar futures. The Company generally enters into forward sales of MBS in an amount equal to the portion of the IRLCs expected to close, assuming no change in mortgage rates. The Company acquires put and call options to protect against the variability of loan closings caused by changes in mortgage rates, by using the current closing ratio estimates to determine the amount of optional coverage required.

The Company manages the price risk related to the Mortgage Loan Inventory primarily by entering into forward sales of MBS and Eurodollar futures. The value of these forward MBS sales and Eurodollar futures moves in opposite direction to the value of the Mortgage Loan Inventory. The Company actively manages its IRLCs and Mortgage Loan Inventory risk profiles on a daily basis.

The Company manages the price risk and credit risk related to its commercial Mortgage Loans using total rate of return and credit default swaps.

The Company uses the following derivative instruments in its risk management activities related to the IRLCs and Mortgage Loan Inventory:

•       Forward Sales of MBS:   An obligation to sell an MBS at a specified price in the future. The value increases as mortgage rates rise.

•       Forward Purchases of MBS:   An obligation to buy an MBS at a specified price in the future. The value increases as mortgage rates fall.

•       Long Call Options on MBS:   A right to buy an MBS at a specified price in the future. The value increases as mortgage rates fall.

•       Long Put Options on MBS:   A right to sell an MBS at a specified price in the future. The value increases as mortgage rates rise.

•       Long Call Options on Treasury Futures:   A right to acquire a Treasury futures contract at a specified price in the future. The value increases as the benchmark Treasury rate falls.

•       Long Put Options on Treasury Futures:   A right to sell a Treasury futures contract at a specified price in the future. The value increases as the benchmark Treasury rate rises.

•       Short Eurodollar Futures Contracts:   A standardized exchange-traded contract, the value of which is tied to spot Eurodollar rates at specified future dates. The value increases when Eurodollar rates rise.

•       Total Rate of Return Swaps:   An agreement to pay or receive the total return on a financial index or security in exchange for the payment or receipt of a floating rate of interest over the term of the contract. For use in the risk management of the commercial mortgage portfolio, the Company pays the return on a published CMBS index and receives the floating rate of interest. The value of these contracts increases as the value of the index declines.

•       Credit Default Swaps:   An agreement to purchase credit event protection based on a financial index or security in exchange for paying a fixed rate of interest over the term of the contract. For use in the risk management of the commercial mortgage portfolio, the Company receives credit protection and pays a fixed rate of interest. The value of these contracts increases when the probability of the occurrence of a credit event rises.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the balance or notional amounts, as applicable, of Mortgage Loan Inventory, IRLCs and the related derivative instruments at December 31, 2005:

(in billions)
Mortgage Loan Inventory:
Fixed rate	$13.8
Adjustable rate	23.0
Total	$36.8
Interest Rate Lock Commitments
Fixed rate	$16.3
Adjustable rate	14.7
Total	$31.0
Mandatory Forward Trades
Sales	$(32.2)
Buys	15.1
Net mandatory positions	$(17.1)
Long MBS Options
Calls	$1.0
Puts	—
Net long MBS options	$1.0
Long Treasury Options
Calls	$13.5
Puts	(30.0)
Net long Treasury Options	$(16.5)
Short Eurodollar Futures	$95.0
Total Rate of Return Swaps	$17.2
Credit Default Swaps	$0.03

Accounting for Risk Management Activities

During 2005, the interest rate risk management activities connected with 73% of the fixed-rate mortgage loan inventory and 19% of the adjustable-rate mortgage loan inventory were accounted for as fair value hedges. The Company recognized pre-tax losses of $45.5 million, $139.4 million and $72.8 million, representing the ineffective portion of such fair value hedges of its mortgage inventory for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts, along with the change in the fair value of the derivative instruments that were not designated as hedge instruments, are included in gain on sale of loans and securities in the consolidated statements of earnings.

The Company estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based upon quoted MBS prices. The change in fair value of the underlying mortgage loan is measured from the date we issue the IRLC. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan. Closing ratios derived from the Company’s recent historical empirical data are used to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. Because IRLCs are derivatives under SFAS 133, the risk management activities do not qualify for hedge accounting under SFAS 133. The freestanding derivative instruments that are used to manage the interest rate risk

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with the IRLCs are carried at fair value and recorded as a component of gain on sale of loans and securities in the consolidated statements of earnings.

Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Other Retained Interests

Description of Risk Management Activities

MSRs and other retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value, or impairment, when mortgage interest rates decline. The fair value of MSRs and other retained interests reflect the present value of cash flow streams that are closely linked to the expected life of the underlying loan servicing portfolio. Declining mortgage interest rates generally precipitate increased mortgage refinancing activity, which decreases the expected life of the loans in the servicing portfolio, thereby decreasing the value of the MSRs and other retained interests. Reductions in the value of these assets affects earnings through impairment charges. To moderate the effect of impairment on earnings, the Company maintains a portfolio of financial instruments, including derivatives, which generally increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to herein as the “Servicing Hedge.”

The Company currently uses the following financial instruments in its Servicing Hedge:

•       Interest Rate Swaps:   A mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g. USD LIBOR). For use in the Servicing Hedge, the Company generally receives the fixed rate and pays the floating rate. Such contracts increase in value as rates fall.

•       Receiver Swaptions:   A right to enter into a predetermined Interest Rate Swap at a future date where we receive the fixed rate and pay the floating rate. These contracts increase in value as rates fall.

•       Payor Swaptions:   A right to enter into a predetermined Interest Rate Swap at a future date, where we pay the fixed rate and receive the floating rate. These contracts increase in value as rates rise.

•       Mortgage Forward Rate Agreement:   A mutual agreement to exchange a single cash flow at a forward settlement date, based on the basis point difference between the forward fixed rate and floating rate set equal to the 30-day forward current coupon mortgage rate, known as the CMM index, on the settlement date. For use in the Servicing Hedge, we generally receive the fixed rate and pay the floating rate. Such contracts increase in value as the spread between the current coupon mortgage rate and the swap curve tightens, or when interest rates fall.

•       Long Call Options on Treasury and Eurodollar Futures:   A right to acquire a Treasury or Eurodollar futures contract at a specified price in the future. The value increases as the benchmark Treasury or Eurodollar deposit rate falls.

•       Long Treasury Futures:   An agreement to purchase a Treasury security at a specified price in the future. The value increases as the benchmark Treasury rate falls.

•       Interest Rate Caps:   A right to receive cash if a reference interest rate rises above a contractual strike rate. The value increases as the reference interest rate rises. The reference interest rates used in the Company’s interest rate caps include mortgage rates, Treasury rates, and U.S. dollar (“USD”) LIBOR.

•       Long Put Options on Treasury and Eurodollar Futures:   A right to sell a Treasury or Eurodollar futures contract at a specified price in the future. The value increases as the benchmark Treasury or Eurodollar deposit rate rises.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•       Interest Rate Floors:   A right to receive cash if a reference interest rate falls below a contractual strike rate. Its value increases as the reference interest rate falls. The reference interest rates used in the Company’s interest rate floors include mortgage rates, Treasury rates, and U.S. dollar (“USD”) LIBOR.

These instruments are combined to manage the overall risk portfolio of the MSRs and other retained interests. The Company actively manages its retained interests risk profile on a daily basis.

The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge:

	Balance, December 31, 2004	Additions	Dispositions/ Expirations	Balance, December 31, 2005
	(in millions)
Interest Rate Swaps	$—	$141,225	$(87,375)	$53,850
Interest Rate Swaptions	41,250	78,800	(69,625)	50,425
Mortgage Forward Rate Agreements	—	93,050	(61,925)	31,125
Long Call Options on Interest Rate Futures	15,250	51,200	(48,950)	17,500
Long Treasury Futures	2,850	1,310	(3,000)	1,160
Interest Rate Caps	300	2,434	(2,434)	300
Long Put Options on Interest Rate Futures	2,000	—	(2,000)	—
Interest Rate Floors	1,000	—	(1,000)	—

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

The following table summarizes the Company’s estimate of its maximum exposure to loss on Servicing Hedge instruments over the instruments’ contractual terms:

December 31, 2005
(in millions)
Mortgage forward rate agreements	$307
Interest rate swaps	46
Interest rate futures contracts	33

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities. The changes in fair value of such securities included in the Servicing Hedge are recorded in accumulated other comprehensive income. Realized gains or losses on sales of these securities are recorded as a component of the gain or loss from the Servicing Hedge in the consolidated statements of earnings.

Effective April 1, 2005, a portion of the Servicing Hedge was qualified as a fair value hedge under SFAS 133. During the nine months ended December 31, 2005, the portion of the Servicing Hedge that qualified as a fair value hedge covered approximately 28% of the risk associated with a change in fair value of the MSRs attributable to changes in interest rates of up to 50 basis points. At no other time during the years ended December 31, 2005, 2004 and 2003 has any portion of the Servicing Hedge qualified as a hedge under SFAS 133.

Application of fair value hedge accounting under SFAS 133 results in the cost basis of the MSRs being adjusted for the change in fair value of the MSRs attributable to the hedged risk, with a corresponding amount included as a component of impairment or recovery of retained interests in the statement of earnings.

For the nine months ended December 31, 2005, the Company recognized a loss of $29.3 million, which represents the amount of hedge ineffectiveness for the portion of the Servicing Hedge that qualified as a fair value hedge under SFAS 133.

Risk Management Activities Related to Issuance of Long-Term Debt

The Company acquires interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $2.3 billion as of December 31, 2005) and to enable the Company to convert a portion of its foreign currency-denominated fixed and floating-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $3.5 billion as of December 31, 2005). These transactions are designated as fair value hedges under SFAS 133. For the years ended December 31, 2005, 2004 and 2003, the Company recognized a pre-tax loss of $2.1 million, a pre-tax loss of $3.8 million, and a pre-tax gain of $0.02 million, respectively, representing the ineffective portion of such fair value hedges of debt. These amounts are included in interest expense in the consolidated statements of earnings.

The Company acquires interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt (notional amount of $1.5 billion as of December 31, 2005) and to convert a portion of its foreign currency-denominated, fixed-rate, long-term debt to U.S. dollar fixed-rate debt (notional amount of $0.6 billion as of December 31, 2005). These transactions are designated as cash flow hedges under SFAS 133. For the years ended December 31, 2005, 2004 and 2003, the Company recognized a pre-tax gain of $0.5 million, pre-tax gain of $0.04 million, and a pre-tax loss of $0.05 million, respectively, representing the ineffective portion of such cash flow hedges. As of December 31, 2005, deferred net gains or losses on derivative instruments included in accumulated other comprehensive income that are expected to be reclassified as earnings during the next 12 months are not considered to be material.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the notional amounts of and the average interest rates on the swaps as of December 31, 2005:

	Notional Amount	Fixed Rate	Floating Rate
	(dollar amounts in millions)
Receiver swaps	$6,136	4.73%	4.36%
Payor swaps	$2,118	2.13%	3.99%

Payments are due periodically through the termination date of each contract. The swap contracts expire between March 2006 and December 2035.

Risk Management Activities Related to Deposit Liabilities

The Company acquires interest rate swap contracts that have the effect of converting a portion of its fixed-rate deposit liabilities to LIBOR-based variable-rate deposit liabilities. These transactions are designated as fair value hedges. The Company recognized a pre-tax loss of $0.3 million, representing the ineffectiveness relating to these swaps during 2005. During 2004, certain of the swaps with a notional value totaling $752 million, were accounted for as free-standing derivatives, with changes in the swaps’ fair value and cash flow from the swaps recorded in interest expense. Effective January 1, 2005, these swaps were designated and accounted for as fair value hedges of certain fixed-rate deposits.

The following summarizes the notional amounts of and the average interest rates on the swaps as of December 31, 2005:

	Notional Amount	Fixed Rate	Floating Rate
	(dollar amounts in millions)
Receiver swaps	$417	3.77%	4.36%
Receiver callable swaps	$1,566	5.06%	4.28%

Payments are due periodically through the termination date of each swap contract. The contracts expire between September 2007 and January 2026.

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio

Description of Risk Management Activities

In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed-income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company utilizes the following derivative instruments:

•       Forward Sales of To-Be Announced (“TBA”) MBS:   An obligation to sell agency pass-through MBS that have not yet been issued at a specified price and at a specified date in the future. The value increases as mortgage rates rise.

•       Forward Purchases of TBA MBS:   An obligation to purchase agency pass-through MBS that have not yet been issued at a specified price at a specified date in the future. The value increases as mortgage rates fall.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•       Short Futures Contracts:   A standardized exchange-traded contract, the value of which is tied to spot Fed Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Fed Funds or Eurodollar rates rise.

•       Total Rate of Return Swaps:   An agreement to pay or receive the total return on a financial index or security in exchange for the payment or receipt of a floating rate of interest over the term of the contract. For use in the risk management of the commercial mortgage portfolio, the Company pays the return on a published CMBS index and receives the floating rate of interest. The value of these contracts increases as the value of the index declines.

•       Interest Rate Swaps:   A mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g., USD LIBOR). For use in its trading portfolio risk management activities, the Company receives the floating rate and pays the fixed rate. Such contracts increase in value as rates rise.

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

•       Long Futures Contracts:   A standardized exchange-traded contract, the value of which is tied to the spot Fed Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Fed Funds or Eurodollar rates fall.

The following summarizes the notional amounts of the derivative contracts included in the broker-dealer’s trading portfolio at December 31, 2005:

Notional Amount
(in millions)
Forward sales of TBA MBS	$58,872
Forward purchases of TBA MBS	47,207
Short futures contracts	18,334
Total rate of return swaps	1,950
Interest rate swap contracts	1,414
Long put options on futures contracts	500
Long call options on futures contracts	500
Long futures contracts	250

Accounting for Risk Management Activities

The changes in fair value of derivative contracts used in the interest rate management activities related to trading activities are recorded as a component of the gain on sale of loans and securities in the consolidated statements of earnings.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Counterparty Credit Risk

The Company is exposed to credit loss in the event of contractual non-performance by its trading counterparties and counterparties to its various over-the-counter derivative financial instruments. The Company manages this credit risk by selecting only counterparties management believes to be financially strong, spreading the credit risk among many such counterparties and by placing contractual limits on the amount of unsecured credit extended to any single counterparty. The Company’s exposure to credit risk in the event of default by a counterparty is the current cost of replacing the contracts, net of any available collateral retained by the Company.

The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements at December 31, 2005, is as follows:

December 31, 2005
(in millions)
Aggregate credit exposure before collateral held	$936
Less: collateral held	(519)
Net aggregate unsecured credit exposure	$417

For the three-year period ended December 31, 2005, we incurred no credit losses due to non-performance of any of our counterparties.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Mortgage Loans and Mortgage-Backed Securities Held for Sale

Mortgage loans and mortgage-backed securities held for sale include the following:

	December 31,
	2005	2004
	(in thousands)
Prime Mortgage	$27,154,172	$15,589,451
Nonprime Mortgage	6,675,267	9,882,701
Prime Home Equity	1,951,321	1,033,653
Commercial Real Estate Loans	1,089,262	300,292
Deferred discounts and fees, net	(51,334)	(19,247)
Mortgage loans originated or purchased for resale	36,818,688	26,786,850
Mortgage Loans Held in SPEs	—	10,563,299
	$36,818,688	$37,350,149

At December 31, 2005, the Company had pledged $13.0 billion and $3.0 billion in mortgage loans held for sale to secure asset-backed commercial paper and a secured revolving line of credit, respectively.

At December 31, 2004, the Company had pledged $7.6 billion in mortgage loans held for sale to secure asset-backed commercial paper and $6.7 billion of mortgage loans originated or purchased for resale and $10.6 billion of Mortgage Loans Held in SPEs as collateral for asset-backed secured financings.

Note 6—Trading Securities

Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	December 31,
	2005	2004
	(in thousands)
Mortgage pass-through securities:
Fixed-rate	$5,638,161	$6,768,864
Adjustable-rate	915,302	717,194
Total mortgage pass-through securities	6,553,463	7,486,058
Collateralized mortgage obligations	2,377,764	2,067,066
U.S. Treasury securities	1,037,749	971,438
Obligations of U.S. Government-sponsored enterprises	429,726	560,163
Interest-only stripped securities	255,127	318,110
Asset-backed securities	234,818	340,684
Mark-to-market on TBA securities	77,094	58,676
Negotiable certificates of deposit	296	30,871
Corporate debt securities	—	21,659
Other	16,536	6,669
	$10,982,573	$11,861,394

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 and 2004, $9.0 billion and $10.0 billion, respectively, of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $0.7 billion and $1.3 billion, respectively.

For the years ended December 31, 2005, 2004 and 2003, the Company recorded $203.7 million in gains and $1.7 million in losses and $26.2 million in gains, respectively, on trading securities that related to trading securities still held at the respective period-end reporting dates.

Note 7—Securities Purchased Under Agreements to Resell, Securities Borrowed and Federal Fund Sold

The following table summarizes securities purchased under agreements to resell, securities borrowed and federal funds sold:

	December 31,
	2005	2004
	(in thousands)
Securities purchased under agreements to resell	$18,536,475	$12,112,824
Securities borrowed	4,740,886	1,118,624
Federal funds sold	40,000	225,000
	$23,317,361	$13,456,448

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

As of December 31, 2005 and 2004, the Company had accepted collateral with a fair value of $33.7 billion and $22.2 billion, respectively, that it had the contractual ability to sell or re-pledge, including $12.1 billion and $8.2 billion, respectively, related to amounts offset against securities purchased under agreements to resell under master netting arrangements. As of December 31, 2005 and 2004, the Company had re-pledged $28.3 billion and $18.7 billion of such collateral for financing purposes.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Loans Held for Investment, Net

Loans held for investment include the following:

	December 31,
	2005	2004
	(in thousands)
Mortgage loans:
Prime	$48,619,590	$22,588,351
Prime home equity	14,991,351	11,435,792
Nonprime	255,677	171,592
Total mortgage loans	63,866,618	34,195,735
Warehouse lending advances secured by mortgage loans	3,943,046	3,681,830
Defaulted mortgage loans repurchased from securitizations	1,515,660	1,518,642
	69,325,324	39,396,207
Purchase premium/discount and deferred loan origination costs, net	935,029	390,030
Allowance for loan losses	(189,201)	(125,046)
Loans held for investment, net	$70,071,152	$39,661,191

Mortgage loans held for investment totaling $52.2 billion and $28.8 billion were pledged to secure Federal Home Loan Bank (“FHLB”) advances at December 31, 2005 and 2004, respectively.

Mortgage loans held for investment totaling $2.0 billion were pledged to secure an unused borrowing facility with the Federal Reserve Bank (“FRB”).

The Company had accepted collateral of $4.1 billion and $3.8 billion securing warehouse-lending advances that it had the contractual ability to re-pledge as of December 31, 2005 and 2004, respectively. No such mortgage loan collateral had been re-pledged as of December 31, 2005 or 2004.

Impaired loans—loans which the Company has placed on non-accrual status—totaled $2.1 billion and $1.3 billion at December 31, 2005 and 2004, respectively. Included in total impaired loans were Government insured or guaranteed loans totaling $1.1 billion and $0.9 billion at December 31, 2005 and 2004, respectively.

Changes in the allowance for the loan losses were as follows:

	December 31,
	2005	2004
	(in thousands)
Balance, beginning of period	$125,046	$78,449
Provision for loan losses	115,685	71,775
Net charge-offs	(25,173)	(25,178)
Reduction of allowance due to reclassification of loans held for investment to held for sale	(15,771)	—
Reclassification of allowance for unfunded commitments to accounts payable and accrued liabilities	(10,586)	—
Balance, end of period	$189,201	$125,046

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Properties securing the mortgage loans in our portfolio of loans held for investment are concentrated in the State of California. The following is a summary of the geographical distribution of loans for the top three states of the Company’s loan portfolio (as measured by unpaid principal balance) at December 31, 2005:

State	Unpaid Principal Balance	% Total Balance
	(In millions)
California	$29,874	43%
Virginia	3,530	5%
Florida	2,966	4%
All other states	32,955	48%
Total	$69,325	100%

Beginning in 2004, one of the adjustable-rate loan products offered by the Company increased in prominence, from approximately 6% of loan originations during the year ended December 31, 2004 to approximately 19% during the year ended December 31, 2005. This product is commonly referred to as a “pay-option” loan. The Company has retained a significant portion of its pay-option loan production in its investment portfolio during the two-year period ended December 31, 2005. The Company’s investment in “pay-option” loans comprised 41% and 14% of the Company’s investment in mortgage loans held for investment at December 31, 2005 and 2004, respectively.

Pay-option loans have interest rates that adjust monthly and contain features that allow the borrower to defer making the full interest payment for at least the first year of the loan. After this “option” period, minimum monthly payments increase by no more than 7½% per year unless the unpaid balance increases to a specified limit, which is no more than 115% of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established every five years. Due to the lack of significant historical experience at Countrywide, the credit performance of these loans has not been established for the Company.

Due to pay-option loans’ amortization characteristics, the loss that the Company would realize in the event of default may be higher than that realized on a “traditional” loan that does not provide for deferral of a portion of the fully amortizing loan payment. Countrywide’s pay-option loans are designed with features that address the risk of borrower default and the increased risk of loss in the event of default. Specifically, Countrywide’s underwriting standards conform to those required to make the pay-option loans salable into the secondary market at the date of funding, including a requirement that the borrower meet secondary market debt-service ratio tests based on their making the fully amortizing loan payment assuming the loan’s interest rate is fully indexed. (A fully indexed loan rate equals the sum of the current index rate plus the margin applicable to the loan.) The loan’s terms limit the amount of potential increase of loss in the event of default by restricting the amount of interest that may be added to the loan’s balance as described in the preceding paragraph.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of pay-option loans held for investment:

	December 31,
	2005	2004
	(In thousands)
Total pay-option loan portfolio	$26,122,952	$4,701,795
Pay-option loans with accumulated negative amortization:
Principal	$13,973,619	$32,818
Accumulated negative amortization (from original loan balance)	$142,034	$29
Original loan-to-value ratio(1)	75%	73%
Original combined loan-to-value ratio(2)	78%	75%
Average original FICO score	720	730
Delinquencies(3)	0.22%	0.08%

(1)          The ratio of the lower of the appraised value or purchase price of the property to the amount of the loan that is secured by the property.

(2)          The ratio of the lower of the appraised value or purchase price of the property to the amount of all loans secured by the property.

(3)          Loans delinquent more than 60 days, including non-accrual loans.

Management expects the delinquency rate in the Company’s pay-option loan portfolio to increase to a level consistent with the delinquency rate of the rest of the portfolio of loans held for investment as this new product seasons.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Investments in Other Financial Instruments, at fair value

Investments in other financial instruments include the following:

	December 31,
	2005	2004
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$6,866,520	$6,009,819
Obligations of U.S. Government-sponsored enterprises	547,715	279,991
Municipal bonds	369,748	208,239
U.S. Treasury securities	144,951	66,030
Other	3,109	3,685
Subtotal	7,932,043	6,567,764
Other interests retained in securitization accounted for as available-for-sale securities:
Nonconforming interest-only and principal-only securities	323,368	191,502
Prime home equity line of credit transferor’s interest	212,862	273,639
Nonprime residual securities	206,033	237,695
Prime home equity residual securities	143,590	275,598
Prepayment penalty bonds	112,492	61,483
Prime home equity interest-only securities	15,136	27,950
Nonprime interest-only securities	9,455	84,834
Nonconforming residual securities	2,170	11,462
Subordinated mortgage-backed pass-through securities	2,059	2,306
Total other interests retained in securitization accounted for as available-for-sale securities	1,027,165	1,166,469
Total available-for-sale securities	8,959,208	7,734,233
Other interests retained in securitization accounted for as trading securities:
Prime home equity residual securities	782,172	533,554
Nonprime residual securities	341,106	187,926
Prime home equity line of credit transferor’s interest	325,186	—
Nonconforming interest-only securities	180,216	—
Nonconforming residual securities	18,834	20,555
Interest rate swaps	782	—
Total other interests retained in securitization accounted for as trading securities	1,648,296	742,035
Hedging instruments:
Servicing	741,156	1,024,977
Debt	107,085	589,812
Total investments in other financial instruments	$11,455,745	$10,091,057

At December 31, 2005 and 2004, the Company had pledged $2.1 billion and $1.8 billion, respectively, of mortgage-backed securities to secure securities sold under agreements to repurchase, which the

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

counterparty had the contractual right to re-pledge and $0.3 billion of mortgage-backed securities to secure an unused borrowing facility with the FRB.

At December 31, 2005 and 2004, the Company’s insurance subsidiaries have deposited $0.02 billion of mortgage-backed securities to meet state statutory deposit requirements.

Amortized cost and fair value of available-for-sale securities are as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$6,985,851	$329	$(119,660)	$6,866,520
Obligations of U.S. Government-sponsored enterprises	555,482	18	(7,785)	547,715
Municipal bonds	371,785	1,115	(3,152)	369,748
U.S. Treasury securities	144,840	1,326	(1,215)	144,951
Other interests retained in securitization	829,009	206,999	(8,843)	1,027,165
Other	3,109	—	—	3,109
	$8,890,076	$209,787	$(140,655)	$8,959,208

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$6,034,293	$6,347	$(30,821)	$6,009,819
Obligations of U.S. Government-sponsored enterprises	281,430	233	(1,672)	279,991
Municipal bonds	205,726	2,669	(156)	208,239
U.S. Treasury securities	63,977	2,237	(184)	66,030
Other interests retained in securitization	1,045,011	123,766	(2,308)	1,166,469
Other	4,370	15	(700)	3,685
	$7,634,807	$135,267	$(35,841)	$7,734,233

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s available-for-sale securities in an unrealized loss position are as follows:

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities	$4,468,055	$(62,031)	$2,299,667	$(57,629)	$6,767,722	$(119,660)
Obligations of U.S. Government-sponsored enterprises	328,679	(2,371)	185,000	(5,414)	513,679	(7,785)
Municipal bonds	197,748	(1,655)	71,620	(1,497)	269,368	(3,152)
U.S. Treasury securities	92,933	(772)	22,055	(443)	114,988	(1,215)
Other interests retained in securitization	29,148	(1,510)	79,099	(7,333)	108,247	(8,843)
Other	50	—	—	—	50	—
Total impaired securities	$5,116,613	$(68,339)	$2,657,441	$(72,316)	$7,774,054	$(140,655)

	December 31, 2004
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities	$3,656,167	$(18,725)	$823,916	$(12,096)	$4,480,083	$(30,821)
Obligations of U.S. Government-sponsored enterprises	185,983	(1,283)	28,648	(389)	214,631	(1,672)
Municipal bonds	65,587	(156)	—	—	65,587	(156)
U.S. Treasury securities	27,288	(184)	—	—	27,288	(184)
Other interests retained in securitization	27,970	(1,753)	5,256	(555)	33,226	(2,308)
Other	3,620	(700)	—	—	3,620	(700)
Total impaired securities	$3,966,615	$(22,801)	$857,820	$(13,040)	$4,824,435	$(35,841)

The impairment reflected in these securities is a result of a change in market interest rates and management believes that such impairment is not indicative of the Company’s ability to recover the securities’ amortized cost in the reasonably foreseeable future. Accordingly, other-than-temporary impairment related to these securities has not been recognized as of December 31, 2005 or December 31, 2004.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross gains and losses realized on the sales of available-for-sale securities are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Mortgage-backed securities:
Gross realized gains	$31	$4,935	$2,948
Gross realized losses	(116)	(1,932)	(86)
Net	(85)	3,003	2,862
Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	14	317	2,465
Gross realized losses	—	(2)	(154)
Net	14	315	2,311
Municipal bonds:
Gross realized gains	—	126	—
Gross realized losses	(106)	(15)	—
Net	(106)	111	—
U.S. Treasury securities:
Gross realized gains	—	33,483	2,170
Gross realized losses	—	(228)	—
Net	—	33,255	2,170
Home equity asset-backed senior securities:
Gross realized gains	—	185,331	5,740
Gross realized losses	—	—	—
Net	—	185,331	5,740
Other interests retained in securitization:
Gross realized gains	16,124	85,167	27,435
Gross realized losses	(4,384)	(29,915)	(9,227)
Net	11,740	55,252	18,208
Principal-only securities:
Gross realized gains	—	302	99,671
Gross realized losses	—	(461)	—
Net	—	(159)	99,671
Corporate bonds:
Gross realized gains	—	—	1,248
Gross realized losses	—	—	—
Net	—	—	1,248
Other:
Gross realized gains	1,253	—	86
Gross realized losses	—	—	—
Net	1,253	—	86
Total gains and losses on available-for-sale securities:
Gross realized gains	17,422	309,661	141,763
Gross realized losses	(4,606)	(32,553)	(9,467)
Net	$12,816	$277,108	$132,296

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the remaining contractual maturities of debt securities classified as available-for-sale as of December 31, 2005:

	Within one year	After one year through five years	After five years through ten years	After ten years	Total
	(in thousands)
Mortgage-backed securities	$—	$1,863	$—	$6,864,657	$6,866,520
Obligations of U.S. Government- sponsored enterprises	45,773	490,146	11,796	—	547,715
Municipal bonds	10,261	114,376	180,353	64,758	369,748
U.S. Treasury securities	24,776	115,473	1,547	3,155	144,951
Other	—	—	2,343	766	3,109
Subtotal	80,810	721,858	196,039	6,933,336	7,932,043
Other interests retained in securitization accounted for as available-for-sale securities:
Nonconforming interest-only and principal-only securities	—	—	—	323,368	323,368
Prime home equity line of credit transferor’s interest		—	—	212,862	212,862
Nonprime residual securities	—	—	—	206,033	206,033
Prime home equity residual securities	—	—	—	143,590	143,590
Prepayment penalty bonds	—	112,492	—	—	112,492
Prime home equity interest-only securities	—	—	—	15,136	15,136
Nonprime interest-only securities	—		—	9,455	9,455
Nonconforming residual securities	—	—	—	2,170	2,170
Subordinated mortgage-backed pass- through securities	—	—	—	2,059	2,059
Total other interests retained in securitization accounted for as available-for-sale securities	—	112,492	—	914,673	1,027,165
Total available-for-sale securities	$80,810	$834,350	$196,039	$7,848,009	$8,959,208

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Mortgage Servicing Rights, Net

The activity in Mortgage Servicing Rights (“MSRs”) is as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Mortgage Servicing Rights
Balance at beginning of period	$9,820,511	$8,065,174	$7,420,946
Additions	5,835,946	4,142,641	6,138,569
Securitization of MSRs	(54,533)	(56,038)	(1,263,890)
Amortization	(2,288,354)	(1,940,457)	(2,069,246)
Change in fair value attributable to hedged risk	(213,166)	—	—
Application of valuation allowance to write down impaired MSRs	(69,045)	(390,809)	(2,161,205)
Balance before valuation allowance at end of period	13,031,359	9,820,511	8,065,174
Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,090,582)	(1,201,549)	(2,036,013)
Recoveries (additions)	601,017	(279,842)	(1,326,741)
Application of valuation allowance to write down impaired MSRs	69,045	390,809	2,161,205
Balance at end of period	(420,520)	(1,090,582)	(1,201,549)
Mortgage Servicing Rights, net	$12,610,839	$8,729,929	$6,863,625

The estimated fair values of mortgage servicing rights were $12.7 billion, $8.9 billion and $6.9 billion as of December 31, 2005, 2004 and 2003, respectively. (See Note 3—“Loan Sales,” for discussion of the valuation of MSRs.)

The following table summarizes the Company’s estimate of amortization of its existing MSRs for the five-year period ending December 31, 2010. This projection was developed using the assumptions made by management in its December 31, 2005 valuation of MSRs. The assumptions underlying the following estimate will be affected as market conditions, portfolio composition and behavior change, causing both actual and projected amortization levels to vary over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Year Ending December 31,	Estimated MSR Amortization
(in thousands)
2006	$2,520,254
2007	1,941,506
2008	1,514,970
2009	1,197,091
2010	957,353
Five year total	$8,131,174

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Premises and Equipment

Premises and equipment consist of the following:

	Useful
	Lives	December 31,
	(Years)	2005	2004
		(in thousands)
Buildings	19-40	$582,916	$377,481
Equipment	3-10	1,111,624	923,514
Leasehold improvements	1-10	176,256	125,099
		1,870,796	1,426,094
Less: accumulated depreciation and amortization		(685,019)	(511,283)
		1,185,777	914,811
Land		93,882	70,539
		$1,279,659	$985,350

Depreciation and amortization expense totaled $181.6 million, $111.7 million and $82.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 12—Other Assets

Other assets include the following:

	December 31,
	2005	2004
	(in thousands)
Reimbursable servicing advances, net	$1,529,001	$1,355,584
Investments in Federal Reserve Bank and Federal Home Loan Bank stock	1,334,100	795,894
Interest receivable	777,966	426,962
Receivables from custodial accounts	629,075	391,898
Restricted cash	429,556	250,662
Securities broker-dealer receivables	392,847	818,299
Capitalized software, net	331,454	286,504
Receivables from sale of securities	325,327	143,874
Derivative margin accounts	296,005	131,244
Cash surrender value of assets held in trust for deferred compensation plan	224,884	184,569
Prepaid expenses	187,377	212,310
Other assets	1,060,653	611,150
	$7,518,245	$5,608,950

The Company had pledged $0.1 billion and $0.3 billion of other assets to secure securities sold under agreements to repurchase at December 31, 2005 and 2004, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Notes Payable

Notes payable consists of the following:

	December 31,
	2005	2004
	(in thousands)
Federal Home Loan Bank advances	$26,350,000	$15,475,000
Medium-term notes:
Floating rate	14,466,765	11,846,268
Fixed rate	11,503,592	13,463,399
	25,970,357	25,309,667
Asset-backed commercial paper	12,367,496	7,372,138
Unsecured commercial paper	6,248,508	—
Secured revolving line of credit	2,865,152	—
Asset-backed secured financings	22,998	17,258,543
Unsecured bank loans	730,000	—
Junior subordinated debentures	1,085,191	1,084,108
Subordinated debt	500,000	—
Convertible securities	10,544	65,026
LYONs convertible debentures	2,037	12,626
Other	35,603	36,563
	$76,187,886	$66,613,671

Federal Home Loan Bank Advances

Scheduled maturities of FHLB advances were as follows:

	December 31,
	2005		2004
	Amount	Range of Interest Rates	Amount	Range of Interest Rates
	(dollar amounts in thousands)
Due within 30 days	$300,000	2.17% to 3.04%	$50,000	4.39% to 4.39%
After 30 days but within 90 days	650,000	1.81% to 2.59%	175,000	1.33% to 4.05%
After 90 days but within 180 days	375,000	1.69% to 2.50%	50,000	3.17% to 3.17%
After 180 days but within one year	1,525,000	2.09% to 4.39%	575,000	1.87% to 4.23%
After one year	23,500,000	1.84% to 4.52%	14,625,000	1.69% to 4.39%
Total FHLB advances	$26,350,000	1.69% to 4.52%	$15,475,000	1.33% to 4.39%

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data pertaining to FHLB advances were as follows:

	Years Ended December 31,
	2005	2004	2003
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	3.89%	2.97%	3.19%
Weighted-average interest rate during the year	3.50%	2.95%	3.23%
Average balance of FHLB advances	$23,368,536	$10,323,708	$3,541,507
Maximum amount outstanding at any month end	$26,900,000	$15,475,000	$6,875,000
Total interest expense	$781,970	$305,032	$114,437

Of the total advances, $13.3 billion were fixed-rate and $13.1 billion were adjustable-rate.

The Company had pledged $52.2 billion and $28.8 billion of mortgage loans to secure its outstanding FHLB advances at December 31, 2005 and 2004, respectively.

Medium-Term Notes

As of December 31, 2005, outstanding medium-term notes issued by CFC and CHL under various shelf registrations filed with the Securities and Exchange Commission or issued by CFC and CHL under its European and Australian medium-term note programs were as follows:

	Outstanding Balance			Interest Rate		Maturity Date
	Floating-Rate	Fixed-Rate	Total	From	To	From	To
	(dollar amounts in thousands)
Series A	$6,760,000	$674,521	$7,434,521	4.00%	6.03%	March 2006	December 2035
Series E	—	275,000	275,000	6.94%	7.23%	October 2006	October 2008
Series F	—	30,000	30,000	6.66%	6.73%	April 2010	April 2013
Series H	—	600,000	600,000	6.25%	6.25%	April 2009	April 2009
Series J	35,000	1,625,000	1,660,000	4.89%	5.50%	August 2006	October 2006
Series K	—	3,543,244	3,543,244	4.25%	7.00%	February 2007	April, 2022
Series L	2,240,000	2,874,878	5,114,878	2.88%	6.00%	February 2006	May 2023
Series M	1,778,000	1,300,345	3,078,345	4.13%	6.20%	January 2006	July 2029
Euro Notes	2,844,415	592,650	3,437,065	2.37%	5.53%	March 2006	November 2010
Australian Notes	809,350	—	809,350	4.44%	4.97%	September 2007	December 2010
Sub-total	14,466,765	11,515,638	25,982,403
Basis adjustment through application of hedge accounting	—	(12,046)	(12,046)
Total	$14,466,765	$11,503,592	$25,970,357

During the year ended December 31, 2005, the Company issued $9.0 billion and $0.7 billion of floating-rate and fixed-rate medium-term notes, respectively. Of the $0.7 billion of fixed-rate medium-term notes issued by the Company during the year-ended December 31, 2005, $0.6 billion were effectively converted to floating-rate debt using interest rate swaps.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, $4.1 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Japanese Yen, Pounds Sterling, Canadian Dollars, Australian Dollars and Euros. These notes have been effectively converted to U.S. dollars through currency swaps.

Asset-Backed Commercial Paper

The Company has formed two special purpose entities to finance certain of its mortgage loans held for sale using commercial paper.

These entities issue commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities of up to 180 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN programs’ capacities, based on aggregate commitments from underlying credit enhancers, totaled $30.7 billion at December 31, 2005.

Financial data pertaining to SLNs were as follows:

	Years Ended December 31,
	2005	2004	2003
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	4.35%	2.35%	1.16%
Weighted-average interest rate during the year	3.44%	1.60%	1.18%
Average balance of asset-backed commercial paper	$19,249,101	$13,016,253	$7,866,318
Maximum amount outstanding at any month end	$25,037,769	$15,147,748	$13,543,037
Total interest expense	$664,781	$193,176	$93,484

At December 31, 2005, the Company had pledged $13.0 billion in mortgage loans held for sale to secure such SLNs.

Unsecured Commercial Paper

Financial data pertaining to unsecured commercial paper were as follows:

	Years Ended December 31,
	2005	2004	2003
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	4.37%	—	1.12%
Weighted-average interest rate during the year	3.43%	1.62%	1.22%
Average balance of unsecured commercial paper	$6,353,327	$3,222,044	$2,135,352
Maximum amount outstanding at any month end	$9,167,673	$4,088,770	$4,821,331
Total interest expense	$221,162	$49,071	$26,743

Secured Revolving Line of Credit

During 2004, the Company formed a special purpose entity for the purpose of financing inventory with funding provided by a group of bank-sponsored conduits that are financed through the issuance of asset-backed commercial paper. The entity incurs an interest charge based on prevailing money market rates approximating the cost of asset-backed commercial paper. At December 31, 2005, the entity had aggregate commitments from the bank-sponsored conduits totaling $10.1 billion and had $2.8 billion outstanding borrowings.  The secured revolving line of credit expires on November 22, 2006.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data pertaining to the secured revolving line of credit were as follows:

	Years Ended December 31,
	2005	2004
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	4.28%	—
Weighted-average interest rate during the year	3.86%	2.71%
Average balance of secured revolving line of credit	$2,399,281	$41,705
Maximum amount outstanding at any month end	$8,419,168	$—
Total interest expense	$93,849	$958

Asset-Backed Secured Financings

The Company has recorded certain securitization transactions as secured borrowings as of December 31, 2005 and 2004 because they do not qualify for sales treatment under SFAS 140 at that date. At December 31, 2005, the transfer of a secured commercial real estate loan with an unpaid balance of $23.0 million was accounted for as a secured borrowing transaction because the transfer did not qualify for sale accounting. At December 31, 2004, the secured borrowings amounted to $6.7 billion. At December 31, 2004, the Company had pledged $6.7 billion of mortgage loans held for sale to secure such borrowings.

In addition, CSC may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by an SPE, until November 2005 that SPE no longer met the conditions as a QSPE under SFAS 140. As a result, the mortgage loans held for sale and asset-backed secured financings were included on the Company’s consolidated balance sheets and were initially recorded at fair value. Once the securities that include protection by a derivative financial instrument were sold, typically in less than 90 days, the conditions necessary for QSPE status under SFAS 140 were again met and the related assets and liabilities were removed from the Company’s consolidated balance sheet. At December 31, 2004, such asset-backed secured financings in the amount of $10.6 billion had been recorded because some of the related beneficial interests that included protection by a derivative financial instrument had been reacquired. The Company had pledged the related $10.6 billion of mortgage loans held for sale to secure such borrowings.

Junior Subordinated Debentures

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In relation to Subsidiary Trusts I and III, the Company has the right to defer payment of interest by extending the interest payment period, from time to time, for up to 10 consecutive semi-annual periods. If interest payments on the debentures are so deferred, the Company may not declare or pay dividends on, or make a distribution with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to any of its capital stock.

In relation to Subsidiary Trust IV, the Company has the right to defer payment of interest on the Subordinated Debentures for up to 20 consecutive quarterly periods by extending the payment period. If interest payments on the Subordinated Debentures are so deferred, the company may not, among other things, declare or pay dividends on, or make a distribution with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to any of its capital stock.

The Company guarantees CHL’s indebtedness to two of the subsidiary trusts, Countrywide Capital I and Countrywide Capital III, which are excluded from the Company’s consolidated financial statements. Following is summarized information for those trusts:

	December 31, 2005
	Countrywide Capital I	Countrywide Capital III
	(in thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,412	$205,269
Other assets	1,031	692
Total assets	$308,443	$205,961
Notes payable	$9,223	$6,172
Other liabilities	1,031	692
Company-obligated guaranteed redeemable capital trust pass-through securities	298,189	199,097
Shareholder’s equity	—	—
Total liabilities and shareholder’s equity	$308,443	$205,961

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2005
	Countrywide Capital I	Countrywide Capital III
	(in thousands)
Statement of Earnings:
Revenues	$24,831	$16,642
Expenses	(24,831)	(16,642)
Provision for income taxes	—	—
Net earnings	$—	$—

	December 31, 2004
	Countrywide Capital I	Countrywide Capital III
	(in thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,323	$205,226
Other assets	1,031	691
Total assets	$308,354	$205,917
Notes payable	$9,220	$6,171
Other liabilities	1,031	691
Company-obligated guaranteed redeemable capital trust pass-through securities	298,103	199,055
Shareholder’s equity	—	—
Total liabilities and shareholder’s equity	$308,354	$205,917

	Year Ended December 31, 2004
	Countrywide Capital I	Countrywide Capital III
	(in thousands)
Statement of Earnings:
Revenues	$24,831	$16,642
Expenses	(24,831)	(16,642)
Provision for income taxes	—	—
Net earnings	$—	$—

Subordinated Debt

During the year ended December 31, 2005, the Company issued $0.5 billion of unsecured subordinated notes maturing April 1, 2011. The notes pay interest quarterly at a floating rate equal to the three-month LIBOR rate plus 73 basis points, and are callable on or after April 1, 2006. The notes are unsecured obligations of the Company and rank subordinated and junior to all of Countrywide’s senior indebtedness. None of these notes were converted to fixed-rate debt using interest rate swaps. At December 31, 2005, the weighted-average interest rate was 4.75%.

Convertible Securities and LYONs Convertible Debentures

In February 2001, the Company issued zero-coupon Liquid Yield Option Notes (“LYONs”) with an aggregate face value of $675 million, or $1,000 per note, due February 8, 2031. The LYONs were issued at

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a discount to yield 1.0% to maturity, or 8.25% to the first call date. Under certain conditions, the LYONs are convertible into the Company’s common stock at the rate of 46.3 shares per $1,000 note.

In September 2004, the Company completed an exchange offer, through which LYONs were exchanged for convertible securities with terms similar to the LYONs, except for a provision to allow settlement in cash and stock upon the debentures’ conversion. As a result of the exchange offer, $637.2 million or 94.7% of the outstanding LYONs were exchanged for convertible securities during the year ended December 31, 2004. Since inception and during the year ended December 31, 2005, LYONs and convertible securities with a face value totaling $658.8 million and $84.8 million, respectively were surrendered for conversion by the security holders.

Backup Credit Facilities

As of December 31, 2005, the Company had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting the Company to borrow an aggregate maximum amount of $9.2 billion. The composition of the facilities was as follows:

	December 31, 2005
Number of Bank Participants	Amount	Expiration Date
	(in billions)
27	$4.0	May, 2009
26	2.6	May, 2006
20	2.6	November, 2006
	$9.2

As consideration for these facilities, the Company pays annual facility fees of $7.9 million. The purpose of these credit facilities is to provide liquidity backup for the Company’s commercial paper program. No amount was outstanding under these revolving credit facilities at December 31, 2005. All of the facilities contain various financial covenants and restrictions, certain of which require the Company and CHL to maintain specified net worth amounts. Management believes the Company is in compliance with those covenants and restrictions.

As of December 31, 2005, the Company had a $2.1 billion unused borrowing facility with the FRB.

Maturities of Notes Payable

Maturities of notes payable are as follows:

Year Ending December 31,	Principal	Hedge Basis Adjustment	Total
	(in thousands)
2006	$35,626,821	$8,070	$35,634,891
2007	14,558,225	32,196	14,590,421
2008	12,975,145	(18,200)	12,956,945
2009	5,875,259	(29,524)	5,845,735
2010	3,904,805	(4,589)	3,900,216
Thereafter	3,202,631	57,047	3,259,678
Total	$76,142,886	$45,000	$76,187,886

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

The following table summarizes securities sold under agreements to repurchase and federal funds purchased:

	December 31,
	2005	2004
	(in thousands)
Securities sold under agreements to repurchase	$33,284,205	$20,440,123
Federal funds purchased	869,000	25,000
	$34,153,205	$20,465,123

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

Scheduled maturities of securities sold under agreements to repurchase were as follows:

	December 31,
	2005		2004
	Amount	Range of Interest Rates	Amount	Range of Interest Rates
	(dollar amounts in thousands)
Due within 30 days	$33,174,552	1.70% to 5.00%	$19,309,898	0.30% to 2.43%
After 30 days but within 90 days	109,653	2.60% to 4.30%	685,128	1.30% to 2.00%
After 90 days but within 180 days	—	—	337,583	1.90% to 2.50%
After 180 days but within one year	—	—	107,514	1.90% to 1.90%
Total securities sold under agreements to repurchase	$33,284,205	1.70% to 5.00%	$20,440,123	0.30% to 2.50%

Financial data pertaining to securities sold under agreements to repurchase advances were as follows:

	Years Ended December 31,
	2005	2004	2003
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	4.04%	2.02%	1.02%
Weighted-average interest rate during the year(1)	3.11%	1.36%	1.26%
Average balance of securities sold under agreements to repurchase	$42,186,332	$36,279,369	$34,205,040
Maximum amount outstanding at any month end	$48,386,546	$43,658,987	$37,573,228
Total interest expense	$1,476,069	$536,399	$439,044

(1)          Averages represent daily balance sheet estimates which do not reflect netting of securities under master netting agreements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data pertaining to federal funds purchased were as follows:

	Years Ended December 31,
	2005	2004	2003
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	4.15%	2.44%	—
Weighted-average interest rate during the year	3.34%	1.62%	1.08%
Average balance of securities sold under agreements to repurchase	$888,732	$4,658	$1,780
Maximum amount outstanding at any month end	$1,967,000	$50,000	$—
Total interest expense	$29,668	$76	$19

At December 31, 2005, repurchase agreements were secured by $9.0 billion of trading securities, $28.3 billion of securities purchased under agreements to resell and securities borrowed, $2.1 billion in investments in other financial instruments, and $0.1 billion of other assets. At December 31, 2005, $12.1 billion of the pledged securities purchased under agreements to resell and securities borrowed related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

Note 15—Deposit Liabilities

The following table summarizes deposit balances:

	December 31,
	2005		2004
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollar amounts in thousands)
Time deposits:
Retail	$13,434,338	4.01%	$6,695,521	3.32%
Brokered	7,442,073	4.20%	3,666,077	3.41%
Company-controlled custodial deposit accounts	13,200,801	4.18%	7,900,900	2.19%
Money market accounts	4,466,195	4.13%	1,673,517	2.74%
Non-interest-bearing checking accounts	926,645	—	67,081	—
Savings accounts	823	1.31%	1,947	1.69%
	39,470,875	4.02%	20,005,043	2.83%
Basis adjustment through application of hedge accounting	18,381		8,165
	$39,489,256		$20,013,208

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total of time certificates of deposit and other time deposits issued and outstanding were $20.9 billion and $10.4 billion at December 31, 2005 and 2004, respectively. Substantially all of those deposits were interest bearing. The contractual maturities of those deposits as of December 31, 2005, are shown in the following table:

Year Ending December 31,	Time Deposit Maturities	Weighted Average Rate
	(dollar amounts in thousands)
2006	$13,199,755	3.96%
2007	2,700,990	3.98%
2008	1,808,540	4.05%
2009	1,431,790	4.34%
2010	404,227	4.55%
Thereafter	1,331,109	5.10%
	20,876,411	4.08%
Basis adjustment through application of hedge accounting	18,381
	$20,894,792

The amount of time deposits with a denomination of $100,000 or more was approximately $13.8 billion and $6.6 billion at December 31, 2005 and 2004, respectively.

The contractual maturities of time deposits with denominations of $100,000 or more are shown in the following table:

	December 31, 2005
	Amount	Weighted Average Rate
	(dollar amounts in thousands)
Three months or less	$1,945,325	3.76%
After three months through six months	2,224,977	3.85%
After six months through twelve months	4,126,864	4.18%
After twelve months	5,524,524	4.33%
Total	$13,821,690	4.13%

There were no demand deposits with overdrafts at December 31, 2005 and demand deposits overdrafts totaled $0.1 million at December 31, 2004.

Note 16—Committed Reusable Purchase Facilities

As of December 31, 2005, the Company had in place a reusable $6.0 billion commitment from a multi-seller asset-backed commercial paper conduit to purchase conventional, conforming loans held for sale from the Company. This multi-seller commercial paper conduit was established and is owned by several major, third-party financial institutions. Using funds raised through the issuance of commercial paper, these conduits purchase residential mortgage loans from the Company, either directly or through a trust or other vehicle. The Company has no obligation to repurchase loans from this conduit other than for breach of representations and warranties made by the Company in connection with the sale of the loans. The Company has no direct or indirect financial ownership or other interest in the conduit. Accordingly,

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transfers of loans to this facility are accounted for as sales. As consideration for the facility, CHL’s annual commitment fee expense totaled $4.3 million for the year ended December 31, 2005.

Note 17—Income Taxes

Components of the provision for income taxes are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current taxes:
Federal	$96,447	$761,318	$982,997
State	45,381	132,912	136,442
Foreign	8,755	11,881	9,194
	150,583	906,111	1,128,633
Deferred taxes:
Federal	1,269,187	380,550	289,820
State	199,906	111,638	54,369
	1,469,093	492,188	344,189
Provision for income taxes	$1,619,676	$1,398,299	$1,472,822

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of earnings:

	Years Ended December 31,
	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income and franchise taxes, net of federal tax effect	3.8%	4.2%	3.4%
Other	0.2%	(0.3)%	(0.1)%
Effective income tax rate	39.0%	38.9%	38.3%

The Company’s state income and franchise tax rate, net of federal tax effect, reflects the apportioned statutory rates of the various states in which the Company does business and adjustments to current and deferred state tax payables resulting from tax planning, tax examinations and routine activities.

The components of income taxes payable are as follows:

	December 31,
	2005	2004
	(in thousands)
Taxes currently receivable	$(288,748)	$(105,917)
Deferred income taxes payable	4,134,922	2,692,160
	$3,846,174	$2,586,243

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2005	2004
	(in thousands)
Deferred income tax assets:
Employee benefits	$197,756	$168,315
Deferred servicing hedge losses	138,740	26,835
Reserve for losses	136,188	86,503
Investment in net interest margin fixed-rate notes	—	101,433
Other	122,513	183,484
Gross deferred tax assets	595,197	566,570
Valuation allowance	(68,399)	(32,928)
	526,798	533,642
Deferred income tax liabilities:
Mortgage servicing rights	4,175,429	2,722,641
Depreciation and amortization	173,653	158,652
Mortgage guaranty insurance tax and loss bonds	129,180	94,444
Gain on available-for-sale securities	66,008	177,619
Investment in net interest margin fixed-rate notes	33,936	—
Other	83,514	72,446
	4,661,720	3,225,802
Deferred income taxes payable	$4,134,922	$2,692,160

Foreign pre-tax earnings approximated $43.6 million in 2005, $44.9 million in 2004 and $28.2 million in 2003.

Earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company is required to provide U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent such earnings are indefinitely invested outside the U.S. At December 31, 2005, $36.7 million of accumulated undistributed earnings on non-U.S. subsidiaries was indefinitely invested outside the U.S. It is not practicable at this time to determine the income tax liability that would result upon repatriation of these earnings. No income tax is provided against other comprehensive income for the translation adjustments for such unremitted earnings of a subsidiary that are indefinitely invested outside of the U.S.

The Company elected to repatriate qualifying earnings under the American Jobs Creation Act (the “AJCA”) which was signed into law on October 22, 2004. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The tax resulting from the repatriated earnings was $3.7 million.

Note 18—Shareholders’ Equity

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Fair Value of Financial Instruments

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments as of December 31, 2005 and 2004, is made by the Company using available market information and valuation methods which management believes are appropriate for each instrument. In some cases considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Mortgage loans and mortgage-backed securities held for sale	$36,729,590	$36,928,812	$37,347,326	$37,565,424
Trading securities owned	10,314,384	10,314,384	10,558,387	10,558,387
Trading securities pledged as collateral	668,189	668,189	1,303,007	1,303,007
Securities purchased under agreements to resell, federal funds sold and securities borrowed	23,317,361	23,317,361	13,456,448	13,456,448
Loans held for investment	70,071,152	70,137,359	39,661,191	40,327,516
Investments in other financial instruments	11,455,745	11,455,745	10,091,057	10,091,057
Liabilities:
Notes payable	76,187,886	76,026,306	66,613,671	66,004,492
Securities sold under agreements to repurchase and federal funds purchased	34,153,205	34,153,205	20,465,123	20,465,123
Securities sold not yet purchased	2,285,171	2,285,171	2,912,620	2,912,620
Deposit liabilities	39,489,256	39,499,509	20,013,208	19,973,181
Corporate guarantees	62,487	62,487	48,108	48,108
Derivatives:
Interest rate lock commitments	11,546	11,546	19,304	19,304
Loan purchase commitments	(837)	(837)	(780)	(780)
Interest rate floors	—	—	8,317	8,317
Forward contracts on MBS	(115,324)	(115,324)	(47,372)	(47,372)
Options on MBS	3,787	3,787	8,460	8,460
Options on interest rate futures	26,643	26,643	64,616	64,616
Swaptions	677,742	677,742	966,002	966,002
Total return swaps	(3,427)	(3,427)	205	205
Credit default swaps	(402)	(402)	—	—
Interest rate swaps	129,720	129,720	565,656	565,656
Forward rate agreements	(67,428)	(67,428)	—	—
Off balance sheet instruments:
Commitments to extend credit	—	113,715	—	57,577

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value estimates as of December 31, 2005 and 2004 were based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Securities Purchased Under Agreements to Resell, Federal Funds Sold and Securities Borrowed

These financial instruments are recorded at accreted cost, which approximates fair value.

Loans Held for Investment

Fair value is estimated through the use of discounted cash flow models. Warehouse lending advances and re-warehoused FHA-insured and VA-guaranteed loans are recorded at realizable value, which approximates fair value.

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

Mortgage-Backed Securities

Fair value is estimated using quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, prices available for

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

similar instruments, and valuation pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the securities.

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

Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Securities sold under agreements to repurchase are recorded at their accreted balances, and federal funds purchased are carried at their face values. These amounts approximate fair value.

Securities Sold Not Yet Purchased

Fair value is estimated using quoted market prices.

Deposit Liabilities

The fair value for the checking account and money market liabilities is equal to the amount payable on demand at the reporting date. (This value is also the carrying amount.) The fair value of certificates of deposit is estimated with a discounted cash flow calculation using interest rates currently being offered on similar accounts.

Corporate Guarantees

Fair value is estimated through the use of a proprietary model: a loan-level frequency model estimated with survival analysis, and a loan-level severity model estimated with multiple least square regressions. The modeling process incorporates the use of relevant risk factors.

Derivatives

Fair value is defined as the amount that the Company would receive or pay to terminate the contracts at the reporting date. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied using current market information to estimate fair value. The Company

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based upon quoted MBS prices. The change in fair value of the underlying mortgage loan is measured from the date the IRLC is issued. At the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative depending on the change in value of the underlying mortgage loan. Closing ratios derived using the Company’s recent historical data are utilized to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.

Commitments to Extend Credit

The fair value of commitments to extend credit represents the fair value of loan commitments related to loans that will be originated for investment. The fair value is based on observed market prices for loans of a similar type, coupon and maturity and the probability that the mortgage loan will fund within the terms of the loan commitment.

Note 20—Employee Benefits

Stock Compensation Plans

The Company has stock compensation plans (the “Plans”) that provide for the granting of both qualified and non-qualified stock options, stock appreciation rights and shares of restricted stock to employees and directors. Stock options are generally granted at the average market price of the Company’s common stock on the date of grant and are exercisable beginning one year from the date of grant and expire up to 10 years from the date of grant. Stock options generally vest over a period of three to four-and-a-half years.

Stock option transactions under the Plans were as follows:

	Years Ended December 31,
	2005	2004	2003
Number of Shares:
Outstanding options at beginning of year	59,109,336	59,389,524	66,048,879
Options granted	13,431,370	12,005,516	16,982,634
Options exercised	(13,068,735)	(11,266,468)	(22,209,633)
Options expired or cancelled	(1,047,569)	(1,019,236)	(1,432,356)
Outstanding options at end of year	58,424,402	59,109,336	59,389,524
Weighted-Average Exercise Price:
Outstanding options at beginning of year	$15.35	$10.83	$8.63
Options granted	32.64	31.85	15.71
Options exercised	11.71	9.05	7.98
Options expired or canceled	19.89	15.70	11.22
Outstanding options at end of year	$20.06	$15.35	$10.83
Options exercisable at end of year	40,902,898	27,230,988	25,880,463
Options available for future grant	23,113,125	34,890,263	23,183,004

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding stock options under the Plans as of December 31, 2005 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price Range	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$3.90-$7.79	0.8	3,087,866	$6.06	3,087,866	$6.06
$7.80-$11.69	5.4	16,798,086	10.12	15,344,649	10.14
$11.70-$15.58	7.2	11,682,362	14.11	5,398,347	14.14
$15.59-$19.48	7.4	3,606,211	18.97	1,700,185	18.96
$23.37-$27.27	7.9	75,752	24.96	21,001	25.04
$27.28-$31.16	5.0	21,500	29.65	6,492	29.60
$31.17-$35.06	4.4	23,031,683	32.26	15,336,605	32.44
$35.07-$38.96	4.3	120,942	37.35	7,753	35.95
		58,424,402	$20.06	40,902,898	$19.10

Restricted stock is awarded to employees and directors at no cost to them and generally vests over a one- or three-year period. Unvested restricted shares may not be sold by the grantee. However, share grantees are entitled to vote on shareholder proposals and receive dividends on their unvested shares. The Company granted 355,496, 286,483 and 621,744 shares in the years ended December 31, 2005, 2004 and 2003, respectively. The weighted-average grant date fair value of these awards was $33.87, $31.85 and $15.21, respectively. The Company recorded compensation expense relating to restricted stock totaling $5.7 million, $5.4 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The balance of unamortized restricted stock awards was $12.5 million and $9.6 million at December 31, 2005 and 2004, respectively.

Pension Plan

The Company has a defined benefit pension plan (the “Pension Plan”) covering substantially all of its employees. The Company’s policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Pension Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA. In the year ended December 31, 2005, the Company made the maximum tax-deductible contribution to the Plan.

In the year ended December 31, 2005, the Company changed certain of its actuarial assumptions. Specifically, the discount rate was lowered from 5.75% to 5.50% to reflect changes in the bond rate environment. The decrease in discount rate resulted in an increase of $13.0 million to the accumulated benefit obligation at December 31, 2005.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Pension Plan’s funded status and amounts recognized in the Company’s financial statements:

	December 31,
	2005	2004
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$271,796	$218,427
Service cost	61,731	45,756
Interest cost	15,795	11,925
Actuarial loss or (gain)	3,335	(19,698)
Benefits paid	(1,258)	(352)
Change in discount rate	21,951	15,738
Benefit obligation at end of year	$373,350	$271,796
Change in plan assets
Fair value of plan assets at beginning of year	$157,050	$97,359
Actual return on plan assets	11,016	13,124
Employer contribution	53,743	46,919
Benefits paid	(1,258)	(352)
Fair value of plan assets at end of year	$220,551	$157,050
Funded status at end of year	$(152,799)	$(114,746)
Unrecognized net actuarial loss	102,150	81,138
Unrecognized prior service cost	3,360	3,708
Net amount recognized	$(47,289)	$(29,900)

The accumulated benefit obligation for the Pension Plan was $239 million and $168 million at December 31, 2005 and 2004.

The following table sets forth the components of net periodic benefit cost:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Service cost	$61,731	$45,756	$32,250
Interest cost	15,795	11,925	9,935
Expected return on plan assets	(12,074)	(7,770)	(4,810)
Amortization of prior service cost	348	349	349
Recognized net actuarial loss	5,332	5,262	4,169
Net periodic benefit cost	$71,132	$55,522	$41,893

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	December 31,
	2005	2004
Discount rate	5.50%	5.75%
Rate of compensation increase	5.00%	5.00%

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average assumptions used in calculating the net periodic benefit costs were as follows:

	2005	2004	2003
Discount rate	5.75%	6.00%	6.50%
Expected long-term return on plan assets	7.00%	7.00%	7.50%
Rate of compensation increase	5.00%	5.00%	5.00%

Pension expense for the years ended December 31, 2005, 2004 and 2003 was $71.1 million, $55.5 million and $41.9 million, respectively. The Company makes contributions to the Pension Plan in amounts that are deductible in accordance with federal income tax regulations.

The Company reviews historical rates of return for equity and fixed-income securities, as well as current economic conditions, to determine the expected long-term rate of return on Plan assets. The Pension Plan’s total portfolio is currently estimated to return 7.0% over the long term. The assumed rate of return is based on historical as well as forecasted returns for the asset categories into which the Pension Plan’s assets will be invested, given the targeted asset allocation levels. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.

The Company’s Pension Plan weighted-average asset allocations by asset category are as follows:

	Target	Plan Assets at
	Allocation	December 31,
Asset Category	2005	2005	2004
Domestic equity securities	55%-65%	50%	61%
International equity securities	5%-15%	13%	11%
Debt securities	25%-35%	0%	28%
Other (Cash)	0%-5%	37%	0%
Total		100%	100%

At December 31, 2005, the Pension Plan assets were in the process of being reallocated. Following this reallocation, the Pension Plan’s assets were allocated as of January 31, 2006, to 50% domestic equity securities, 26% international equity securities, 23% debt securities, and 1% other investments.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year Ending December 31,	Pension Benefits
(in thousands)
2006	$1,386
2007	1,921
2008	2,622
2009	3,580
2010	4,694
2011-2015	57,020
$71,223

The Company closed the pension plan to new employees effective January 1, 2006.

Defined Contribution Plan

The Company has a defined contribution plan (“401(k) Plan”) covering all full-time employees of the Company who are age 21 or older. Participants may contribute up to 40% of pre-tax annual compensation, as defined in the plan agreement. Participants may also contribute, at the discretion of the plan administrator, amounts representing distributions from other qualified defined benefit or contribution plans. The Company makes a discretionary matching contribution equal to 50% of the participant contributions up to a maximum contribution of 6% of the participants’ base compensation, as defined in the plan agreement. In the year ended December 31, 2005, the 401(k) Plan was amended to permit the Company to make an additional contribution to employees hired after December 31, 2005. The 401(k) Plan is subject to the provisions of ERISA. The Company recorded $34.2 million, $27.4 million, and $21.0 million in expense for matching contributions for the years ended December 31, 2005, 2004 and 2003, respectively.

Other Employee Benefit Plans

The Company has various non-qualified deferred compensation plans for directors and selected employees. The liability for the deferred compensation plans was $305.0 million and $224.1 million at December 31, 2005 and 2004, respectively.

The Company has a non-qualified defined benefit pension plan for selected executives along with a separate agreement that will provide additional benefits to the Company’s chief executive officer. Collectively, this non-qualified defined benefit pension plan and the separate agreement are referred to as the “SERP”. The actuarially calculated accumulated benefit obligation for the SERP was $34.9 million and $30.1 million at December 31, 2005 and 2004, respectively.

These plans (excluding the directors deferred compensation plan) are informally funded. The Company has purchased trust-owned life insurance and mutual funds and set those assets aside in rabbi trusts to assist the Company in meeting the obligations of these plans. The cash surrender values of the trust-owned life insurance related to these plans are included in other assets along with other policies owned by the Company and totaled $224.9 million and $184.6 million at December 31, 2005 and 2004, respectively. The Company has purchased mutual funds totaling $50.3 million and $41.3 million at December 31, 2005 and 2004, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Regulatory and Agency Capital Requirements

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

The Bank is subject to federal and state laws limiting the payment of dividends. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. The OCC also generally prohibits the declaration of a dividend out of the capital and surplus of a bank. The amount of dividends that the Bank may distribute in a calendar year without OCC approval is limited to the sum of Bank’s net income for the calendar year-to date plus the net income of the preceding two years, all reduced by the dividends declared in the period. For 2006, the Bank can declare dividends totaling $1.2 billion plus its net profits for 2006 up to the date of dividend declaration. As of December 31, 2005, the Bank’s retained earnings unavailable for dividends totaled $31.4 million.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005 and 2004, the Company and the Bank’s regulatory capital ratios and amounts and minimum required capital ratios for the Company and the Bank to maintain a “well capitalized” status were as follows:

	December 31, 2005
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.3%	$12,564,162	7.3%	$5,343,675
Risk-Based Capital:
Tier 1	6.0%	10.7%	$12,564,162	12.2%	$5,343,675
Total	10.0%	11.7%	$13,760,176	12.5%	$5,457,019

(1)          Minimum required to qualify as “well capitalized.”

	December 31, 2004
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.9%	$10,332,383	7.8%	$2,939,144
Risk-Based Capital:
Tier 1	6.0%	11.1%	$10,332,383	11.8%	$2,939,144
Total	10.0%	11.7%	$10,928,223	12.0%	$2,988,116

(1)          Minimum required to qualify as “well capitalized.”

The Company and CHL are required to maintain specified levels of shareholders’ equity to remain a seller/servicer in good standing by Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Department of Housing and Urban Development. Such equity requirements generally are tied to the size of CHL’s servicing portfolio. At December 31, 2005, the Company and CHL’s equity requirements for these agencies ranged up to $887 million. The Company had agency capital of $11.8 billion and CHL had agency capital ranging from $0.2 billion to $3.8 billion at December 31, 2005.

CSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. CSC has elected to use the alternative method, permitted by the rule, which requires that the Company maintain minimum net capital, as defined in rule, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined in the rule. CSC’s net capital was $472.9 million and $474.0 million and net capital in excess of the minimum required was $447.3 million and $456.4 million at December 31, 2005 and 2004, respectively. The rule prohibits CSC from withdrawing equity capital or making distributions to Countrywide Financial Corporation if resulting net capital would be less than 5% of aggregate debits arising from customer-related receivables as computed in accordance with the rule.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22—Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash used to pay interest	$5,385,295	$2,546,532	$1,940,707
Cash used to pay income taxes	217,617	1,010,143	985,959
Non-cash investing activities:
Unrealized loss on available-for-sale securities, foreign currency translation adjustments and cash flow hedges, net of tax	(57,829)	(45,583)	(22,273)
Securitization interest-only strips	54,533	56,038	1,263,890
Retention of MSRs in loan sales	5,533,505	3,757,182	6,088,962
Retention of other financial instruments in securitization transactions	1,919,623	5,133,888	1,071,825
Exchange of loans for mortgage-backed securities	616,723	—	—
Non-cash financing activities:
(Decrease) increase in Mortgage Loans Held in SPEs and asset-backed secured financings	(10,563,299)	10,563,299	—
Issuance of common stock for conversion of convertible debt	10,679	7,935	—
Tax effect of interest on conversion of convertible debt	5,532	37,787	—
Exchange of LYONs convertible debentures for convertible securities	—	637,177	—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23—Other Comprehensive Income

The components of other comprehensive income, net of related tax effects were:

	Before Tax	Tax Effect	Net of Tax
	(in thousands)
2005
Available-for-sale securities:
Net unrealized gains arising during the year	$328,444	$(114,364)	$214,080
Reclassification of net gains included in net income	(358,937)	124,982	(233,955)
Net unrealized losses arising during the year, net of reclassification adjustment	(30,493)	10,618	(19,875)
Net unrealized losses from cash flow hedging instruments	(26,350)	10,270	(16,080)
Foreign currency translation adjustments	(21,874)	—	(21,874)
Other comprehensive loss	$(78,717)	$20,888	$(57,829)
2004
Available-for-sale securities:
Net unrealized losses arising during the year	$(269,311)	$102,116	$(167,195)
Reclassification of net losses included in net income	127,118	(48,200)	78,918
Net unrealized losses arising during the year, net of reclassification adjustment	(142,193)	53,916	(88,277)
Net unrealized gains from cash flow hedging instruments	47,730	(18,629)	29,101
Foreign currency translation adjustments	13,593	—	13,593
Other comprehensive loss	$(80,870)	$35,287	$(45,583)
2003
Available-for-sale securities:
Net unrealized losses arising during the year	$(159,605)	$57,105	$(102,500)
Reclassification of net losses included in net income	76,091	(27,225)	48,866
Net unrealized losses arising during the year, net of reclassification adjustment	(83,514)	29,880	(53,634)
Net unrealized gains from cash flow hedging instruments	25,667	(9,579)	16,088
Foreign currency translation adjustments	15,273	—	15,273
Other comprehensive loss	$(42,574)	$20,301	$(22,273)

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive income balances were:

	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) from Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
	(in thousands)
Balance at December 31, 2002	$202,600	$(19,123)	$3,322	$186,799
Net change	(53,634)	16,088	15,273	(22,273)
Balance at December 31, 2003	148,966	(3,035)	18,595	164,526
Net change	(88,277)	29,101	13,593	(45,583)
Balance at December 31, 2004	60,689	26,066	32,188	118,943
Net change	(19,875)	(16,080)	(21,874)	(57,829)
Balance at December 31, 2005	$40,814	$9,986	$10,314	$61,114

Note 24—Earnings Per Share

Basic earnings per share is determined using net earnings divided by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all potentially dilutive common shares were issued.

The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Years Ended December 31,
	2005			2004			2003
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
	(in thousands, except per share data)
Net earnings and basic earnings per share	$2,528,090	590,982	$4.28	$2,197,574	563,981	$3.90	$2,372,950	533,920	$4.44
Effect of dilutive securities:
Convertible debentures	274	1,685		2,645	14,102		886	3,936
Dilutive stock options	—	23,206		—	27,639		—	29,396
Diluted earnings and earnings per share	$2,528,364	615,873	$4.11	$2,200,219	605,722	$3.63	$2,373,836	567,252	$4.18

During the years ended December 31, 2005, 2004 and 2003, stock options to purchase 0.1 million shares, 0.1 million shares and 4.3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 25—Estimated Hurricane Losses

During the years ended December 31, 2005, 2004 and 2003, the Company incurred losses across several of its business units due to hurricanes that struck the Gulf Coast states. Hurricane Katrina of 2005 is notable because, unlike other hurricanes, it caused losses as a result of flooding that many borrowers had not, and would not generally be expected to be, insured against. Hurricane Katrina was responsible for most of the hurricane losses during the year ended December 31, 2005. The Company has incurred losses

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to Hurricane Katrina in its loans held for investment and Mortgage Banking activities in addition to the losses insured by its Insurance Segment. The Company’s Insurance Segment also incurred hurricane losses in 2004 and 2003.

The estimated hurricane losses are summarized in the following table:

		Years Ended December 31,
Income Statement Line	Description	2005	2004	2003
		(in thousands)
Insurance claims expense	Estimated losses insured by Balboa Insurance Group	$85,206	$67,887	$4,104
Gain on sale of loans and securities	Impairment of loans held for sale	15,853	—	—
Provision for loan losses	Estimated credit losses relating to loans held for investment	7,375	—	—
Recovery (impairment) of retained interests	Impairment of MSRs and other retained interests	22,077	—	—
Other operating expenses	Provision for losses related to servicing advances for loans insured by the FHA and guaranteed by the VA	6,981	—	—
Total estimated hurricane losses		$137,492	$67,887	$4,104

Management continues to assess the impact of the hurricanes on the Company’s businesses, assets and operations. While these estimates are based on the best available information, they could ultimately be affected by many factors, including, but not limited to, the short-term and long-term impact on the economies of the affected communities; the conduct of borrowers in the affected areas; the actions of various third parties, including government agencies and government-sponsored enterprises that support housing, insurance companies, lenders and mortgage insurance companies; the apportionment of liability among insurers; the availability of catastrophic reinsurance proceeds; and factors impacting property values in the affected areas, including any environmental factors such as the presence of toxic chemicals.

Note 26—Segments and Related Information

The Company has five business segments: Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.

The Mortgage Banking Segment is comprised of three distinct sectors: Loan Production, Loan Servicing and Loan Closing Services.

The Loan Production Sector originates prime and nonprime loans through a variety of channels on a national scale. The Loan Production Sector is comprised of four lending divisions of Countrywide Home Loans and also includes the mortgage banking activities of Countrywide Bank. The four production divisions are: Consumer Markets Lending Division, the Full Spectrum Lending Division, the Wholesale Lending Division and the Correspondent Lending Division. The Consumer Markets and Full Spectrum Lending Divisions source mortgage loans directly from consumers through the Company’s retail branch network and call centers, as well as through real estate agents and homebuilders. The Wholesale Lending

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Division sources mortgage loans primarily from mortgage brokers. The Correspondent Lending Division acquires mortgage loans from other mortgage lenders, including financial institutions.

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

The Banking Segment’s operations includes the investment and fee-based activities of Countrywide Bank together with the activities of Countrywide Warehouse Lending. Countrywide Bank invests primarily in mortgage loans sourced from the Loan Production Sector. Countrywide Warehouse Lending provides third-party mortgage lenders with temporary financing secured by mortgage loans.

The Capital Markets Segment primarily includes the operations of Countrywide Securities Corporation, a registered broker-dealer specializing in the mortgage securities market. In addition, it includes the operations of Countrywide Asset Management Corporation, Countrywide Commercial Real Estate Finance Inc., Countrywide Servicing Exchange and CCM International Ltd.

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

In general, intercompany transactions are recorded on an arms-length basis. However, the fulfillment fees paid by Countrywide Bank to the Production Sector for origination costs incurred on mortgage loans funded by Countrywide Bank are determined on an incremental cost basis, which may be less than the fees that Countrywide Bank would pay to a third party.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	Year Ended December 31, 2005
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$5,171,282	$1,004,606	$277,646	$6,453,534	$1,796,039	$611,009	$1,059,541	$234,042	$(137,457)	$10,016,708
Intersegment	(31,888)	420,062	—	388,174	(335,173)	187,242	—	—	(240,243)	—
Total Revenues	$5,139,394	$1,424,668	$277,646	$6,841,708	$1,460,866	$798,251	$1,059,541	$234,042	$(377,700)	$10,016,708
Pre-tax Earnings (Loss)	$1,659,457	$669,611	$105,457	$2,434,525	$1,074,480	$451,629	$183,716	$35,353	$(31,937)	$4,147,766
Total Assets	$30,998,000	$20,108,000	$77,000	$51,183,000	$76,920,000	$44,205,000	$2,418,000	$213,000	$146,000	$175,085,000

	Year Ended December 31, 2004
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$5,861,232	$32,063	$222,626	$6,115,921	$837,158	$566,790	$896,850	$228,002	$(78,094)	$8,566,627
Intersegment	(178,806)	138,744	—	(40,062)	(53,558)	194,648	—	—	(101,028)	—
Total Revenues	$5,682,426	$170,807	$222,626	$6,075,859	$783,600	$761,438	$896,850	$228,002	$(179,122)	$8,566,627
Pre-tax Earnings (Loss)	$2,684,258	$(433,531)	$84,986	$2,335,713	$582,483	$479,115	$160,093	$41,865	$(3,396)	$3,595,873
Total Assets	$33,591,000	$15,711,000	$59,000	$49,361,000	$44,544,000	$32,236,000	$1,815,000	$296,000	$244,000	$128,496,000

	Year Ended December 31, 2003
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$6,623,715	$(787,633)	$217,052	$6,053,134	$400,744	$572,466	$831,719	$199,236	$(78,657)	$7,978,642
Intersegment	(136,255)	69,933	—	(66,322)	3,660	103,537	—	—	(40,875)	—
Total Revenues	$6,487,460	$(717,700)	$217,052	$5,986,812	$404,404	$676,003	$831,719	$199,236	$(119,532)	$7,978,642
Pre-tax Earnings (Loss)	$4,087,866	$(1,233,475)	$97,825	$2,952,216	$287,217	$442,303	$138,774	$25,607	$(345)	$3,845,772
Total Assets	$35,643,000	$14,359,000	$63,000	$50,065,000	$21,312,000	$25,627,000	$1,576,000	$199,000	$(801,000)	$97,978,000

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 27—Quarterly Financial Data (Unaudited)

The following tables reflect summarized, unaudited data for each quarter in the years ended December 31, 2005 and 2004.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share data)
Year ended December 31, 2005
Revenues	$2,404,885	$2,307,943	$2,711,618	$2,592,262
Expenses	1,255,888	1,373,062	1,659,940	1,580,052
Provision for income taxes	460,145	368,423	417,793	373,315
Net earnings	$688,852	$566,458	$633,885	$638,895
Earnings per share(1):
Basic	$1.18	$0.96	$1.07	$1.07
Diluted	$1.13	$0.92	$1.03	$1.03

	Three Months Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share data)
Year ended December 31, 2004
Revenues	$1,965,218	$2,474,746	$2,109,503	$2,017,160
Expenses	1,082,535	1,190,270	1,322,326	1,375,623
Provision for income taxes	339,494	497,997	289,106	271,702
Net earnings	$543,189	$786,479	$498,071	$369,835
Earnings per share(1):
Basic	$0.98	$1.41	$0.88	$0.64
Diluted	$0.90	$1.29	$0.81	$0.61

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 28—Summarized Financial Information

Summarized financial information for Countrywide Financial Corporation (parent only) and subsidiaries is as follows:

	December 31, 2005
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc.	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$35,357,523	$1,447,489	$13,676	$36,818,688
Trading securities	—	255,127	10,729,483	(2,037)	10,982,573
Securities purchased under agreement to resell, federal funds sold and securities borrowed	—	710,000	24,171,178	(1,563,817)	23,317,361
Loans held for investment, net	—	5,794,472	64,279,238	(2,558)	70,071,152
Investments in other financial instruments	7,324	2,166,222	9,282,199	—	11,455,745
Mortgage servicing rights, net	—	12,604,453	6,386	—	12,610,839
Other assets	29,460,533	8,337,300	13,305,966	(41,274,787)	9,829,012
Total assets	$29,467,857	$65,225,097	$123,221,939	$(42,829,523)	$175,085,370
Notes payable	$16,347,891	$36,181,800	$35,152,400	$(11,494,205)	$76,187,886
Securities sold under agreements to repurchase and federal funds purchased	—	1,844,789	33,871,846	(1,563,430)	34,153,205
Deposit liabilities	—	—	39,609,391	(120,135)	39,489,256
Other liabilities	304,106	23,439,496	5,673,095	(16,977,534)	12,439,163
Equity	12,815,860	3,759,012	8,915,207	(12,674,219)	12,815,860
Total liabilities and equity	$29,467,857	$65,225,097	$123,221,939	$(42,829,523)	$175,085,370

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2005
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc.	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Earnings
Revenues	$(2,444)	$6,276,472	$4,223,095	$(480,415)	$10,016,708
Expenses	24,531	4,175,460	2,125,143	(456,192)	5,868,942
Provision for income taxes	(11,400)	837,989	802,976	(9,889)	1,619,676
Equity in net earnings of subsidiaries	2,543,665	—	—	(2,543,665)	—
Net earnings	$2,528,090	$1,263,023	$1,294,976	$(2,557,999)	$2,528,090

	December 31, 2004
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc.	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$36,937,845	$412,304	$—	$37,350,149
Trading securities	—	318,110	11,543,284	—	11,861,394
Securities purchased under agreement to resell, federal funds sold and securities borrowed	—	2,550,127	13,579,254	(2,672,933)	13,456,448
Loans held for investment, net	—	5,431,321	34,230,360	(490)	39,661,191
Investments in other financial instruments	—	2,301,416	7,789,641	—	10,091,057
Mortgage servicing rights, net	—	8,729,929	—	—	8,729,929
Other assets	11,308,342	4,759,535	10,227,379	(18,949,719)	7,345,537
Total assets	$11,308,342	$61,028,283	$77,782,222	$(21,623,142)	$128,495,705
Notes payable	$829,030	$51,532,883	$22,856,613	$(8,604,855)	$66,613,671
Securities sold under agreements to repurchase and federal funds purchased	—	—	23,137,028	(2,671,905)	20,465,123
Deposit liabilities	—	—	20,013,208	—	20,013,208
Other liabilities	169,236	5,451,663	5,736,987	(264,259)	11,093,627
Equity	10,310,076	4,043,737	6,038,386	(10,082,123)	10,310,076
Total liabilities and equity	$11,308,342	$61,028,283	$77,782,222	$(21,623,142)	$128,495,705

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2004
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc.	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Earnings:
Revenues	$1,409	$4,696,156	$4,196,984	$(327,922)	$8,566,627
Expenses	18,447	2,980,292	2,299,448	(327,433)	4,970,754
Provision for income taxes	(6,730)	670,266	734,951	(188)	1,398,299
Equity in net earnings of subsidiaries	2,207,882	—	—	(2,207,882)	—
Net earnings	$2,197,574	$1,045,598	$1,162,585	$(2,208,183)	$2,197,574

Note 29—Loan Servicing

The following table sets forth certain information regarding the Company’s servicing portfolio of single-family mortgage loans, including loans and securities held for sale, loans held for investment and loans subserviced for others:

	Years Ended December 31,
	2005	2004
	(in millions)
Beginning owned servicing portfolio	$821,475	$630,451
Add: Loan production	490,947	363,006
Purchased MSRs (bulk acquisitions)	51,377	40,723
Less: Servicing sold	(1,119)	—
Less: Runoff(1)	(281,491)	(212,705)
Ending owned servicing portfolio	1,081,189	821,475
Subservicing portfolio	29,901	16,847
Total servicing portfolio	$1,111,090	$838,322
MSR portfolio	$978,988	$758,975
Mortgage loans owned	102,201	62,500
Subservicing portfolio	29,901	16,847
Total servicing portfolio	$1,111,090	$838,322

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2005	2004
	(dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$863,688	$639,148
Nonprime Mortgage	116,101	84,608
Prime Home Equity	51,491	45,053
FHA-insured mortgage	36,949	39,618
VA-guaranteed mortgage	12,960	13,048
Total owned servicing portfolio	$1,081,189	$821,475
Delinquent mortgage loans(2):
30 days	2.59%	2.35%
60 days	0.87%	0.70%
90 days or more	1.15%	0.78%
Total delinquent mortgage loans	4.61%	3.83%
Loans pending foreclosure(2)	0.44%	0.42%
Delinquent mortgage loans(2):
Conventional	2.60%	2.24%
Nonprime Mortgage	15.20%	11.29%
Prime Home Equity	1.57%	0.79%
Government	14.61%	13.14%
Total delinquent mortgage loans	4.61%	3.83%
Loans pending foreclosure(2):
Conventional	0.20%	0.20%
Nonprime Mortgage	2.03%	1.74%
Prime Home Equity	0.06%	0.03%
Government	1.09%	1.21%
Total loans pending foreclosure	0.44%	0.42%

(1)          Runoff refers to principal repayments on loans.

(2)          Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their non-performing status.

Properties securing the mortgage loans in the Company’s servicing portfolio are geographically dispersed. The following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top three states (as measured by unpaid principal balance) at December 31, 2005:

State	Unpaid Principal Balance	% Total Balance
	(in millions)
California	$329,008	30%
Florida	73,389	7%
Texas	49,166	4%
All other states	659,527	59%
Total	$1,111,090	100%

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Servicing Compensation

As compensation for performance of servicing functions under its various loan servicing contracts, the Company is paid a monthly service fee that is generally expressed as a percentage of the current unpaid principal balance of the underlying loans. The loan servicing contracts generally specify a base service fee of between 0.25% and 0.50% per year of the unpaid balance of the loans. With regard to its servicing contracts with Fannie Mae, Freddie Mac and Ginnie Mae, the Company can effectively retain a larger net service fee principally through its methods of securitization. In general, the larger the net servicing fee retained, the smaller the net cash proceeds received upon securitization. Therefore, the decision to retain net service fees above the contractual minimum amounts is based on the Company’s assessment of the underlying economics as well as its capital requirements. As of December 31, 2005, the weighted-average service fee, net of applicable guarantee fees, of the Company’s portfolio of loans serviced for others was 0.35% per annum.

The Company is generally entitled to float benefits related to its collection of mortgagor principal, interest, tax and insurance payments. The amount of float varies depending on the terms of the servicing contract and timing of receipt of payments from the mortgagors. The Company is generally entitled to various fees that it collects that are contractually associated with the mortgages such as late charges, prepayment penalties and re-conveyance fees, among others. The Company generally has the right to solicit the mortgagors for other products and services that it offers, such as insurance and second mortgage loans. The value of the net service fees and other related income in excess of the cost to service the loans, including the costs of advances on behalf of delinquent mortgagors, is the basis for the Company’s investment in MSRs.

As part of its loan servicing responsibilities, the Company is required to advance funds to cover delinquent scheduled principal and interest payments to security holders, as well as to cover delinquent tax and insurance payments to protect the investors’ interest in the collateral securing the loans. The Company had $1.5 billion and $1.4 billion of such advances outstanding at December 31, 2005 and 2004, respectively, which amounts were included in other assets. Generally, servicing advances are recoverable from either the mortgagor, the insurer of the loan or the investor through the non-recourse provision of the loan servicing contract. These advances are recorded on the balance sheet at realizable value.

Borrower and Investor Custodial Accounts

The Company holds, as custodian, funds collected from borrowers whose loans it services. These funds include loan payments pending remittance to investors and funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds are not owned by the Company. As of December 31, 2005 and 2004, the Company managed $22.0 billion and $20.6 billion, respectively, of off-balance sheet borrower and investor custodial cash accounts as well as related liabilities to those borrowers and investors. Of these amounts, $13.2 billion and $7.9 billion, respectively, were deposited at Countrywide Bank and were included in the Company’s deposit liabilities, with the remaining balances deposited with other depository institutions.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 30—Credit Losses Related to Securitized Loans

Most of the mortgage loans produced by the Company are sold into the secondary mortgage market, primarily in the form of securities, and to a lesser extent as whole loans. While the Company generally sells prime mortgage loans on a non-recourse basis, either in the form of securities or whole loans, it has potential liability under the representations and warranties made to purchasers and insurers of the loans or securities. In the event of a breach of such representations and warranties, the Company may be required to either repurchase the subject mortgage loans or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans.

Securitization

As described below, the degree to which we retain credit risk on loans that we sell through securitizations depends on the structure of the securitization. Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Mortgage Loans generally are securitized with limited recourse for credit losses.

Conforming Conventional Loans

We generally pool conforming conventional loans  into mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac. Subject to certain representations and warranties we make, nearly all conventional loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis. The Company pays guarantee fees to these agencies to compensate them for their assumption of credit risk on securitized loans.

FHA-Insured and VA-Guaranteed Loans

FHA-insured and VA-guaranteed mortgage loans are generally pooled into mortgage-backed securities guaranteed by Ginnie Mae. The Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. Fees charged by the FHA and VA for assuming such risks are paid by the borrowers. The Company is exposed to credit losses on defaulted VA loans to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. The Company pays guarantee fees to Ginnie Mae for Ginnie Mae’s guarantee on its securities of timely payment of principal and interest. Ginnie Mae does not assume mortgage credit risk associated with the loans securitized under its program.

Non-conforming Conventional Loans

Non-conforming conventional prime mortgage loans are generally pooled into “private-label” (non-agency) mortgage-backed securities. Such securitizations involve some form of credit enhancement, such as senior/subordinated structures, over collateralization or mortgage pool insurance. Securitizations that involve senior/subordinated structures contain securities that assume varying levels of credit risk. Holders of subordinated securities are compensated for the credit risk assumed through a higher yield. The Company generally sells the subordinated securities created in connection with these securitizations and thereby transfers the related credit risk subject to representations and warranties we made when loans are securitized.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prime Home Equity Loans

Prime home equity loans are generally pooled into private-label asset-backed securities. These securities generally are credit-enhanced through over-collateralization, residual interests that the Company generally retain and guarantees provided by a third-party surety. In some cases, the securitizations also contain mortgage pool insurance or a limited corporate guarantee as a form of credit enhancement. In Prime Home Equity securitizations, Countrywide is generally in the first loss position; however, the recourse for credit losses is limited to the carrying value of a residual interest.

Nonprime Mortgage Loans

Nonprime Mortgage Loans generally are pooled into private-label asset-backed securities. The Company generally securitize these loans with limited recourse for credit losses through retention of residual interests, the value of which usually range from 1.0% to 5.5% of the principal balance of the loans. The holder of the residual interest is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the residual interest. In some cases, such limited recourse securitizations have contained lender paid mortgage insurance as a form of credit enhancement or a limited corporate guarantee from Countrywide. The Company also has pooled a portion of our Nonprime Mortgage Loans into securities guaranteed by Fannie Mae. In such cases, the Company has paid Fannie Mae a guarantee fee in exchange for Fannie Mae assuming the credit risk of the underlying loans.

In some cases the retained residual interest is deposited into a net interest margin security, which enables the Company to monetize future residual cash flows and retain a smaller residual interest (“Back-end NIM Residual’’). The value of the Back-end NIM Residuals usually range from 0.25% to 1.50% of the principal balance of the loans underlying the residual security. The holder of the Back-end NIM Residual is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the Back-end NIM residual.

The Company’s exposure to credit losses related to its limited recourse securitization activities is limited to the carrying value of its subordinated interests and to the contractual limit of reimbursable losses under its corporate guarantees less the recorded liability for such guarantees. These amounts at December 31, 2005, are as follows:

December 31, 2005
(in thousands)
Subordinated Interests:
Prime home equity residual securities	$925,762
Nonprime residual securities	547,139
Prime home equity line of credit transferors’ interests	538,048
Nonconforming residual securities	21,004
Subordinated mortgage-backed pass-through securities	2,059
$2,034,012
Corporate guarantees in excess of recorded liabilities	$349,864

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of the residual securities is net of expected future credit losses. The total credit losses incurred for the periods indicated that are related to all of our mortgage securitization activities are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Nonprime securitizations with retained residual interest	$69,269	$43,021	$36,699
Prime home equity securitizations with retained residual interest	34,173	29,370	15,196
Repurchased or indemnified loans	28,213	42,063	35,426
Prime home equity line of credit securitizations with corporate guarantee	10,798	6,930	2,763
Nonprime securitizations with corporate guarantee	9,724	20,039	40,891
VA losses in excess of VA guarantee	1,894	1,658	2,824
	$154,071	$143,081	$133,799

Note 31—Commitments and Contingencies

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

Commitments to Buy or Sell Mortgage-Backed Securities and Other Derivatives Contracts

In connection with its open commitments to buy or sell MBS and other derivative contracts, the Company may be required to maintain margin deposits. With respect to the MBS commitments, these requirements are generally greatest during periods of rapidly declining interest rates. With respect to other derivative contracts, margin requirements are generally greatest during periods of increasing interest rates. Margin deposits placed by the Company at December 31, 2005, totaled $296.0 million.

Lease Commitments

The Company leases office facilities under operating lease agreements extending through August 31, 2015. Future minimum annual rental commitments under these non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Year Ending December 31,	Lease Commitments
(in thousands)
2006	$157,543
2007	130,563
2008	101,105
2009	70,273
2010	34,846
Thereafter	29,146
$523,476

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense was $186.3 million, $160.7 million and $109.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Restrictions on Transfers of Funds

The Company and certain of its subsidiaries are subject to regulatory and credit agreement restrictions which limit their ability to transfer funds to the Company through intercompany loans, advances or dividends. Pursuant to revolving credit facilities existing at December 31, 2005, the Company and CHL are required to maintain a minimum consolidated net worth of $5.6 billion and $1.8 billion, respectively.

FHLB and FRB Stock

The Bank is required to purchase stock in the FRB at an amount equal to 6% of its capital, one-half of which must be paid currently with the balance due upon demand. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) and, therefore, is required to purchase FHLB stock in an amount equal to the lesser of 1% of the Bank’s real estate loans that are secured by residential properties, or 4.5% of total advances for the years ended December 31, 2005 and 2004. The Company records its FRB and FHLB stock at cost and evaluates it periodically for impairment.

Mortgage Reinsurance

Countrywide provides mortgage reinsurance on certain mortgage loans included in its servicing portfolio through contracts with several primary mortgage insurance companies. Under these agreements, the Company is obligated to absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premiums. Approximately $78.2 billion mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. Management believes it has adequate valuation allowances in place to cover anticipated losses.

Securities Underwriting

In connection with the Company’s underwriting activities, the Company had commitments to purchase and sell new issues of securities aggregating $40.0 million at December 31, 2005.

Note 32—Loan Commitments

As of December 31, 2005 and 2004, the Company had undisbursed home equity lines of credit commitments of $7.2 billion and $5.4 billion, respectively, as well as undisbursed construction loan commitments of $1.5 billion and $0.9 billion, respectively. As of December 31, 2005, outstanding commitments to fund mortgage loans totaled $35.8 billion.

Note 33—Subsequent Events

On January 31, 2006, the Company announced that its Board of Directors declared a dividend of $0.15 per common share payable March 2, 2006, to shareholders of record on February 13, 2006.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COUNTRYWIDE FINANCIAL CORPORATION
BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands)
ASSETS
Cash	$290	$99
Investments in other financial instruments	7,324	—
Intercompany receivables from non-bank subsidiaries	16,472,108	975,406
Intercompany receivable from bank subsidiary	24,648	19,147
Investment in non-bank subsidiaries	7,419,396	7,170,879
Investment in bank holding company subsidiary	5,238,571	2,907,304
Equipment and leasehold improvements	114	133
Other assets	305,406	235,374
Total assets	$29,467,857	$11,308,342
LIABILITIES
Note payable	$16,111,979	$593,116
Intercompany payable	235,912	235,914
Accounts payable and accrued liabilities	304,106	169,236
Total liabilities	16,651,997	998,266
SHAREHOLDERS’ EQUITY
Common stock	30,008	29,085
Additional paid-in capital	2,954,019	2,570,402
Accumulated other comprehensive income	61,114	118,943
Retained earnings	9,770,719	7,591,646
Total shareholders’ equity	12,815,860	10,310,076
Total liabilities and shareholders’ equity	$29,467,857	$11,308,342

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
COUNTRYWIDE FINANCIAL CORPORATION
STATEMENTS OF EARNINGS

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues
Interest income	$329,155	$53,191	$24,574
Interest expense	331,599	53,234	11,064
Net interest (expense) income	(2,444)	(43)	13,510
Other income	—	1,452	—
Total revenues	(2,444)	1,409	13,510
Expenses	24,531	18,447	9,871
(Loss) earnings before income tax (benefit) provision, dividends from subsidiaries and equity in undistributed net earnings of subsidiaries	(26,975)	(17,038)	3,639
Income tax (benefit) provision	(11,400)	(6,730)	1,401
(Loss) earnings before dividends from subsidiaries and equity in undistributed net earnings of subsidiaries	(15,575)	(10,308)	2,238
Equity in undistributed net earnings of non-bank subsidiaries	343,573	1,342,617	1,344,651
Equity in undistributed net earnings of bank subsidiary	742,567	309,770	129,111
Dividends from subsidiaries	1,457,525	555,495	896,950
Net earnings	$2,528,090	$2,197,574	$2,372,950

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
COUNTRYWIDE FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net earnings	$2,528,090	$2,197,574	$2,372,950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed net earnings of non-bank subsidiaries	(343,573)	(1,342,617)	(1,344,651)
Equity in undistributed net earnings of bank subsidiary	(742,567)	(309,770)	(129,111)
Stock based compensation	5,693	5,385	2,161
Depreciation and amortization	36	36	31
(Increase) decrease in other financial instruments	(7,324)	—	77,403
(Increase) decrease in other receivables and other assets	(7,212)	(14,901)	90,210
Increase in accounts payable and accrued liabilities	134,870	76,293	15,046
Net cash provided by operating activities	1,568,013	612,000	1,084,039
Cash flows from investing activities:
Net change in non-bank intercompany receivables and payables	(15,462,505)	475,456	(664,426)
Net change in bank intercompany receivables and payables	(5,501)	(10,835)	(7,259)
Net change in investment in non-bank subsidiaries	(1,478,020)	(505,920)	(859,119)
Net change in investment in bank subsidiary	(15,624)	(558,308)	(20,032)
Net cash used by investing activities	(16,961,650)	(599,607)	(1,550,836)
Cash flows from financing activities:
Increase in long-term debt	15,529,542	85,853	5,114
Issuance of common stock	213,303	111,176	542,075
Cash dividends paid	(349,017)	(209,362)	(80,376)
Net cash provided by (used) by financing activities	15,393,828	(12,333)	466,813
Net change in cash	191	60	16
Cash at beginning of year	99	39	23
Cash at end of year	$290	$99	$39
Supplemental cash flow information:
Cash used to pay interest	$294,799	$9,256	$9,269
Non-cash operating, investing and financing activities:
Unrealized loss on available-for-sale securities, net of tax	$(57,829)	$(45,583)	$(22,273)
Receipt of dividends in the form of loans from non-bank subsidiary	$1,573,076	$550,000	$700,000
Contribution of loans to bank subsidiary	$(1,573,076)	$(550,000)	$(700,000)
Issuance of common stock for conversion of convertible debt	$10,679	$7,935	$—
Tax effect of interest on conversion of convertible debt	$5,532	$37,787	$—
Issuance of common stock for 401(k) contribution	$34,216	$27,391	$21,015
Tax benefit of stock options exercised	$115,117	$93,057	$88,031

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Net earnings	$2,528,090	$2,197,574	$2,372,950
Other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities, net of reclassification adjustment	(19,875)	(88,277)	(53,634)
Net unrealized (losses) gains from cash flow hedging instruments	(16,080)	29,101	16,088
Foreign currency translation adjustments	(21,874)	13,593	15,273
Other comprehensive loss, net of tax	(57,829)	(45,583)	(22,273)
Comprehensive income	$2,470,261	$2,151,991	$2,350,677

y

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2005
Allowance for loan losses	$125,046	$115,685	$—	$51,530	$189,201
Allowance for uncollectible servicing advances	28,459	51,370	—	23,223	56,606
Allowance for trade and other receivables	9,509	10,258	—	6,052	13,715
Recourse liability	175,701	44,285	—	22,599	197,387
	$338,715	$221,598	$—	$103,404	$456,909
Year ended December 31, 2004
Allowance for loan losses	$78,449	$71,775	$—	$25,178	$125,046
Allowance for uncollectible servicing advances	44,847	48,553	—	64,941	28,459
Allowance for trade and other receivables	6,971	10,851	—	8,313	9,509
Recourse liability	151,659	53,889	—	29,847	175,701
	$281,926	$185,068	$—	$128,279	$338,715
Year ended December 31, 2003
Allowance for loan losses	$42,049	$48,107	$—	$11,707	$78,449
Allowance for uncollectible servicing advances	56,258	26,467	—	37,878	44,847
Allowance for trade and other receivables	6,287	12,710	—	12,026	6,971
Recourse liability	124,717	70,317	—	43,375	151,659
	$229,311	$157,601	$—	$104,986	$281,926

(1)          Actual losses charged against the valuation allowance, net of recoveries and reclassification.

EXHIBIT LIST

Exhibit No.	Description
4.2

Substitution of Rights Agent and Amendment to Amended and Restated Rights Agreement dated December 8, 2005, between the Company and American Stock Transfer & Trust Company which includes as Exhibit B thereto, the form of Rights Certificate.

+10.60*

Amendment Number Ten to the Company’s 1993 Stock Option Plan, effective as of December 23, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2005).

+10.69*

Fourth Amendment to the 2000 Equity Incentive Plan of the Company, effective as of December 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2005).

+10.108*

Countrywide Bank, N.A. Non-Employee Directors’ Fee Plan, adopted October 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2005).

10.125

First Amendment to the 364-Day Credit Agreement, dated as of May 11, 2005, among CHL, the Company, the lenders identified therein, Commerzbank AG, New York and Grand Cayman Branches and Societe Generale, as Documentation Agents, BNP Paribas, as Syndication Agent, Barclays Bank PLC, as Administrative Agent, and Royal Bank of Canada, as Managing Administrative Agent.

10.126

Second Amendment to the 364-Day Credit Agreement, dated as of November 18, 2005, among CHL, the Company, the lenders identified therein, Lloyds TSB Bank, PLC and Societe Generale, as Documentation Agents, BNP Paribas, as Syndication Agent, Barclays Bank PLC, as Administrative Agent, and Royal Bank of Canada, as Managing Administrative Agent.

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