Form 10-Q
period 2006-03-31
COUNTRYWIDE FINANCIAL CORP
filed 2006-05-10
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐           No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2006
Common Stock $.05 par value	607,615,238

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q
March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
	(in thousands, except share data)
ASSETS
Cash	$2,644,621	$1,031,108
Mortgage loans held for sale	32,067,881	36,808,185
Trading securities owned, at fair value	11,050,549	10,314,384
Trading securities pledged as collateral, at fair value	1,022,396	668,189
Securities purchased under agreements to resell, securities borrowed and federal funds sold	21,516,259	23,317,361
Loans held for investment, net of allowance for loan losses of $172,271 and $189,201, respectively	74,107,611	69,865,447
Investments in other financial instruments, at fair value	11,111,631	11,260,725
Mortgage servicing rights, at fair value	14,171,804	—
Mortgage servicing rights, net	—	12,610,839
Premises and equipment, net	1,338,293	1,279,659
Other assets	8,561,011	7,929,473
Total assets	$177,592,056	$175,085,370
LIABILITIES
Notes payable	$72,554,228	$76,187,886
Securities sold under agreements to repurchase and federal funds purchased	32,599,845	34,153,205
Deposit liabilities	45,377,942	39,438,916
Accounts payable and accrued liabilities	5,920,045	6,358,158
Trading securities sold, not yet purchased, at fair value	3,393,128	2,285,171
Income taxes payable	4,240,615	3,846,174
Total liabilities	164,085,803	162,269,510
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock—authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock—authorized, 1,000,000,000 shares of $0.05 par value; issued, 605,011,658 shares and 600,169,268 shares at March 31, 2006 and December 31, 2005, respectively; outstanding, 604,786,813 shares and 600,030,686 shares at March 31, 2006 and December 31, 2005, respectively	30,251	30,008
Additional paid-in capital	3,071,443	2,954,019
Accumulated other comprehensive (loss) income	(26,403)	61,114
Retained earnings	10,430,962	9,770,719
Total shareholders’ equity	13,506,253	12,815,860
Total liabilities and shareholders’ equity	$177,592,056	$175,085,370

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Quarters Ended March 31,
	2006	2005
	(Unaudited)
	(in thousands, except per share data)
Revenues
Gain on sale of loans and securities	$1,361,178	$1,361,751
Interest income	2,593,758	1,486,930
Interest expense	(1,899,323)	(995,937)
Net interest income	694,435	490,993
Provision for loan losses	(63,138)	(19,622)
Net interest income after provision for loan losses	631,297	471,371
Loan servicing fees and other income from mortgage servicing rights and retained interests	1,199,887	972,358
Realization of expected cash flows from mortgage servicing rights	(738,567)	—
Amortization of mortgage servicing rights	—	(472,187)
Change in fair value of mortgage servicing rights	978,281	—
Recovery of mortgage servicing rights	—	452,434
Impairment of retained interests	(120,654)	(137,070)
Servicing hedge losses	(885,870)	(552,292)
Net loan servicing fees and other income from mortgage servicing rights and retained interests	433,077	263,243
Net insurance premiums earned	279,793	199,518
Other	130,603	109,002
Total revenues	2,835,948	2,404,885
Expenses
Compensation	1,074,818	786,479
Occupancy and other office	245,331	188,656
Insurance claims	124,042	75,935
Advertising and promotion	60,230	55,179
Other	212,164	149,639
Total expenses	1,716,585	1,255,888
Earnings before income taxes	1,119,363	1,148,997
Provision for income taxes	435,852	460,145
NET EARNINGS	$683,511	$688,852
Basic	$1.14	$1.18
Diluted	$1.10	$1.13

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(Unaudited)
	(in thousands, except share data)
Balance at December 31, 2004	581,648,881	$29,085	$2,570,402	$118,943	$7,591,646	$10,310,076
Comprehensive income:
Net earnings for the period	—	—	—	—	688,852	688,852
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(48,544)	—	(48,544)
Net unrealized gains from cash flow hedging instruments	—	—	—	7,331	—	7,331
Net change in foreign currency translation adjustment	—	—	—	(5,058)	—	(5,058)
Total comprehensive income						642,581
Issuance of stock pursuant to stock-based compensation plans	3,599,585	181	45,958	—	—	46,139
Tax benefit of stock options exercised	—	—	24,796	—	—	24,796
Issuance of common stock, net of treasury stock	193,077	10	6,637	—	—	6,647
Issuance of common stock for conversion of convertible debt	770,268	39	1,566	—	—	1,605
Tax benefit of interest on conversion of convertible debt	—	—	1,938	—	—	1,938
Cash dividends paid—$0.14 per common share	—	—	—	—	(81,735)	(81,735)
Balance at March 31, 2005	586,211,811	$29,315	$2,651,297	$72,672	$8,198,763	$10,952,047
Balance at December 31, 2005	600,030,686	$30,008	$2,954,019	$61,114	$9,770,719	$12,815,860
Remeasurement of mortgage servicing rights to fair value upon adoption of SFAS 156	—	—	—	—	67,065	67,065
Balance as adjusted, January 1, 2006	600,030,686	30,008	2,954,019	61,114	9,837,784	12,882,925
Comprehensive income:
Net earnings for the period	—	—	—	—	683,511	683,511
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(80,984)	—	(80,984)
Net unrealized losses from cash flow hedging instruments	—	—	—	(7,647)	—	(7,647)
Net change in foreign currency translation adjustment	—	—	—	1,114	—	1,114
Total comprehensive income						595,994
Issuance of stock pursuant to stock-based compensation plans	4,147,375	212	87,441	—	—	87,653
Tax benefit of stock options exercised	—	—	22,000	—	—	22,000
Issuance of common stock, net of treasury stock	193,884	10	6,539	—	—	6,549
Issuance of common stock for conversion of convertible debt	414,868	21	1,444	—	—	1,465
Cash dividends paid—$0.15 per common share	—	—	—	—	(90,333)	(90,333)
Balance at March 31, 2006	604,786,813	$30,251	$3,071,443	$(26,403)	$10,430,962	$13,506,253

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarters Ended March 31,
	2006	2005
	(Unaudited)
	(in thousands)
Cash flows from operating activities:
Net earnings	$683,511	$688,852
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of loans and securities	(1,361,178)	(1,361,751)
Accretion of discount on securities	(16,127)	(104,806)
Interest capitalized on loans held for investment	(109,433)	(4,323)
Accretion of fair value adjustments and discount on notes payable	(40,558)	(6,843)
Net change in fair value of hedged notes payable and related interest-rate and foreign-currency swaps	(2,543)	1,242
Amortization of deferred fees on time deposits	4,319	2,623
Amortization of deferred premiums, discounts and fees, net	69,465	31,719
Provision for loan losses	63,138	19,622
Amortization of mortgage servicing rights	—	472,187
Recovery of mortgage servicing rights	—	(452,434)
Changes in fair value of mortgage servicing rights	(978,281)	—
Change in MSR value due to realization of expected cash flows from mortgage servicing rights	738,567	—
Impairment of retained interests	123,982	121,208
Depreciation and other amortization	62,189	46,783
Stock-based compensation expense	26,640	8,681
Provision for deferred income taxes	357,931	333,342
Origination and purchase of loans and mortgage-backed securities held for sale	(98,372,317)	(83,502,615)
Proceeds from sale and principal repayments of loans and mortgage-backed securities	102,874,507	80,374,847
(Increase) decrease in trading securities	(1,035,108)	2,326,608
Decrease in investments in other financial instruments	127,769	322,166
(Increase) decrease in other assets	(645,956)	422,057
(Decrease) increase in accounts payable and accrued liabilities	(458,274)	58,748
Increase in trading securities sold, not yet purchased, at fair value	1,107,957	319,779
Increase in income taxes payable	50,062	76,442
Net cash provided by operating activities	3,270,262	194,134
Cash flows from investing activities:
Decrease (increase) in securities purchased under agreements to resell, federal funds sold and securities borrowed	1,801,102	(7,917,186)
Additions to loans held for investment, net	(4,248,656)	(8,053,874)
Sales of loans held for investment	52,787	—
Additions to investments in other financial instruments	(1,176,641)	(3,001,758)
Proceeds from sale and repayment of investments in other financial instruments	1,221,123	1,110,347
Purchases of mortgage servicing rights	(1,911)	(95,417)
Purchase of premises and equipment, net	(106,405)	(141,439)
Net cash used by investing activities	(2,458,601)	(18,099,327)
Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(2,187,767)	967,395
Issuance of long-term debt	5,558,307	3,785,000
Repayment of long-term debt	(6,949,264)	(2,879,147)
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(1,553,360)	10,382,889
Net increase in deposit liabilities	5,934,707	5,663,908
Tax benefit of stock options exercised	22,000	24,796
Issuance of common stock	67,562	44,105
Payment of dividends	(90,333)	(81,735)
Net cash provided by financing activities	801,852	17,907,211
Net increase in cash	1,613,513	2,018
Cash at beginning of period	1,031,108	751,237
Cash at end of period	$2,644,621	$753,255

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

Countrywide Financial Corporation (“Countrywide”) is a holding company which, through its principal subsidiary, Countrywide Home Loans, Inc. (“CHL”) and other subsidiaries (collectively, the “Company”), is engaged in mortgage lending and other finance-related businesses, including mortgage banking, retail banking and mortgage warehouse lending, dealing in securities, insurance underwriting and operating an insurance agency.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, including a description of the Company’s significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005 for the Company (the “2005 Annual Report”).

Certain amounts reflected in the prior year consolidated financial statements have been reclassified to conform to current year presentation.

Note 2—Adoption of Statement of Financial Accounting Standards No.156, “Accounting for Servicing of Financial Assets” (“SFAS 156”)

In March 2006, the Financial Accounting Standards Board issued SFAS 156, which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”). SFAS 156 changes SFAS 140 by requiring that Mortgage Servicing Rights (“MSRs”) be initially recognized at their fair value and by providing the option to either: (1) carry MSRs at fair value with changes in fair value recognized in earnings; or (2) continue recognizing periodic amortization expense and assess the MSRs for impairment as originally required by SFAS 140. This option may be applied by class of servicing asset or liability.

SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The Company has chosen to adopt SFAS 156 effective January 1, 2006. The Company has identified MSRs relating to residential mortgage loans as a class of servicing rights and has elected to apply fair value accounting to these MSRs. Presently this class represents all of the Company’s MSRs. SFAS 156 requires that any adjustment necessary to record MSRs at fair value at adoption be recognized in

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

beginning shareholders’ equity. Accordingly, the following adjustment was made to the opening balances of MSRs, income taxes payable and retained earnings:

	MSRs	Income Tax Payable	Retained Earnings
	(in thousands)
Balance at December 31, 2005	$12,610,839	$3,846,174	$9,770,719
Remeasurement of MSRs to fair value upon adoption of SFAS 156	109,916	42,851	67,065
Balance at January 1, 2006	$12,720,755	$3,889,025	$9,837,784

As a result of adopting SFAS 156 and applying fair value accounting to MSRs, the hedge accounting provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) no longer apply to the risk management activities of the Company’s MSRs. Therefore, concurrent with the election to carry MSRs at fair value, the Company discontinued fair value hedge accounting under SFAS 133 related to its MSRs.

Note 3—Earnings Per Share

Basic earnings per share is determined using net earnings divided by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all potentially dilutive common shares were issued.

The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Quarters Ended March 31,
	2006			2005
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
	(in thousands, except per share data)
Net earnings and basic earnings per share	$683,511	601,585	$1.14	$688,852	583,201	$1.18
Effect of dilutive securities:
Convertible debentures	15	219		109	2,531
Dilutive stock options	—	18,528		—	24,944
Diluted earnings and earnings per share	$683,526	620,332	$1.10	$688,961	610,676	$1.13

During the quarters ended March 31, 2006 and 2005, stock options to purchase 187,209 shares and 31,500 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

Stock-Based Compensation

During the current period, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”), an amendment of FASB Statement No. 123,

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

“Accounting for Stock-Based Compensation,” using the modified prospective application approach. In accordance with SFAS 123R, the Company began charging the unamortized value of previously granted employee stock options to compensation expense during the current period. For awards after January 1, 2006 made to retirement eligible employees that vest upon retirement, the Company is required under SFAS 123R to immediately charge the associated value to expense. The value of grants after January 1, 2006 to other employees must be amortized over the lesser of (a) the nominal vesting period or (b) for options that vest upon retirement, the period until the grantee becomes retirement-eligible.

As of March 31, 2006, the Company has issued stock options and shares of restricted stock that, depending on the year granted and other factors, have different vesting requirements. Generally, stock options issued before 2004 vest over a period of three to four years and expire five or ten years after the grant date. Stock options awarded in 2004 become vested upon attainment of specific earnings performance targets and, in any event, four and a half years after the grant date regardless of attainment of the earnings targets and expire five years after the date of grant. Generally, stock options granted in 2005 were fully vested. Off-cycle awards and awards to new hires have various vesting schedules. Generally, restricted stock vests over a period of three years although some restricted stock awards granted in 2004 had a performance based component similar to the stock options granted that year.

The impact of adopting SFAS 123R for the three months ended March 31, 2006, was a charge of approximately $13.1 million ($10.0 million, net of tax, or $0.02 per diluted share) to compensation expense. The remaining unrecognized compensation cost related to unvested awards as of March 31, 2006, was $41.3 million and the weighted average period of time over which this cost will be recognized is 1.3 years.

Had the estimated fair value of the options granted been included in compensation expense for the period indicated below, the Company’s net earnings and earnings per share would have been as follows:

Quarter Ended March 31, 2005
(In thousands, except per share data)
Net Earnings:
As reported	$688,852
Add: Stock-based compensation included in net earnings, net of taxes	1,903
Deduct: Stock-based employee compensation under SFAS 123, net of taxes	(12,884)
Pro forma	$677,871
Basic Earnings Per Share:
As reported	$1.18
Pro forma	$1.16
Diluted Earnings Per Share:
As reported	$1.13
Pro forma	$1.11

Beginning in the second quarter of 2005, the Company began using a variant of the Black-Scholes-Merton option-pricing model that takes into account enhanced estimates of employee tenure and exercise

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

experience to estimate the fair value of the options. For purposes of this pro-forma disclosure, the fair value of each option grant is amortized to periodic compensation expense over the options’ vesting period.

The weighted-average assumptions used to value the option grants and the resulting average estimated values were as follows:

	Quarters Ended March 31,
	2006	2005
Weighted Average Assumptions:
Dividend yield	1.70%	1.10%
Expected volatility	32.50%	34.62%
Risk-free interest rate	4.56%	3.80%
Expected life (in years)(1)	2.81	5.00
Weighted-average exercise price	$35.34	$36.08
Per-share fair value of options	$6.70	$11.93

(1)          Beginning in the second quarter of 2005, expected employee tenure and exercise experience are determined by option pricing model.

The table below summarizes stock option activity and related information for the quarter ended March 31, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding options at beginning of period	58,424,402	$20.06
Options granted	94,141	35.34
Options exercised	(2,697,834)	12.77
Options expired or cancelled	(172,025)	22.34
Outstanding options at end of period	55,648,684	$20.43	5.08	$888,923
Options exercisable	39,470,372	$19.34	4.97	$673,411

Stock option exercise activity for the quarter ended March 31, 2006 and 2005 is summarized below:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Cash proceeds	$34,449	$19,804
Intrinsic value	$60,086	$70,662

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The table below summarizes restricted stock activity and related information for the quarter ended March 31, 2006:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding restricted stock at beginning of period	838,443	$26.37
Restricted stock granted	194,095	30.03
Restricted stock vested	(301,792)	23.48
Restricted stock cancelled	(3,016)	18.86
Outstanding restricted stock at end of period	727,730	$28.57

Note 4—Derivative Financial Instruments

Derivative Financial Instruments

The primary market risk facing the Company is interest rate risk, which includes the risk that changes in interest rates will result in changes in the value of our assets or liabilities (“price risk”) and the risk that net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. The overall objective of the Company’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.

From an enterprise perspective, the Company manages interest rate risk through the natural counterbalance of its mortgage banking loan production and servicing businesses. The Company also uses various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of its interest rate lock commitments, Mortgage Loan Inventory, MSRs and retained interests and trading securities, as well as a portion of its debt. Interest rate risk relating to the Company’s portfolio of loans held for investment is managed by funding these assets with liabilities of similar duration or using derivative instruments whose valuation changes, when combined with the characteristics of the managed liability, create repricing characteristics that more closely reflect the repricing behaviors of those assets.

Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments

Description of Risk Management Activities

The Company is exposed to price risk relative to its Mortgage Loan Inventory and its interest rate lock commitments (“IRLC”). The Mortgage Loan Inventory is comprised of mortgage loans and Mortgage-Backed Securities (“MBS”) held by the Company pending sale. IRLCs guarantee the rate and points on the underlying mortgage or group of mortgages for a specified period. IRLCs are derivative instruments and are recorded at fair value with changes in fair value recognized in current period earnings (as a component of gain on sale of loans and securities). To manage this risk the Company uses derivative instruments in its risk management activities related to the IRLCs and Mortgage Loan Inventory including: forward sales/purchases of MBS, long call/put options on MBS, long call/put options on Treasury Futures, short Eurodollar futures contracts, total rate of return swaps and credit default swaps. Certain of these instruments qualify as fair value hedges of mortgage loans under SFAS 133.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the quarter ended March 31, 2006, the interest rate risk management activities associated with 68% of the fixed-rate mortgage loan inventory and 44% of the adjustable-rate mortgage loan inventory were accounted for as fair value hedges. The Company recognized pre-tax losses of $17.1 million and a pre-tax gain of $5.1 million, representing the ineffective portion of such fair value hedges of its mortgage inventory, for the quarters ended March 31, 2006 and 2005, respectively. These amounts, along with the change in the fair value of the derivative instruments that were not designated as hedge instruments, are included in gain on sale of loans and securities in the consolidated statements of earnings.

Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Retained Interests

Description of Risk Management Activities

MSRs and retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value, or impairment, when mortgage interest rates decline. The fair value of MSRs and retained interests reflect the present value of cash flow streams that are closely linked to the expected life of the underlying loan servicing portfolio. Declining mortgage interest rates generally precipitate increased mortgage refinancing activity, which decreases the expected life of the loans in the servicing portfolio, thereby decreasing the value of the MSRs and retained interests. Reductions in the value of these assets affects earnings through recognition of reduction of these assets’ fair values for MSRs and for retained interest accounted for as trading securities and through impairment charges for retained interests accounted for as available-for-sale securities. To moderate the effect of changes in value of MSRs and retained interests on earnings, the Company maintains a portfolio of financial instruments, including derivatives, which generally increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to herein as the “Servicing Hedge.”

The Company currently uses financial instruments in its Servicing Hedge including: interest rate swaps, receiver/payor swaptions, mortgage forward rate agreements, long call/put options on Treasury and Eurodollar futures, long Treasury futures, interest rate caps and interest rate floors.

These instruments are combined to mitigate the overall risk portfolio of the MSRs and retained interests, which is actively managed by the Company on a daily basis.

The derivatives included in the Servicing Hedge are free standing under SFAS 133 and the change in value of such derivatives is recorded in current period earnings as Servicing Hedge gains or losses.The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge:

	Balance, December 31, 2005	Additions	Dispositions/ Expirations	Balance, March 31, 2006
	(in millions)
Interest Rate Swaps	$53,850	$13,085	$(9,200)	$57,735
Interest Rate Swaptions	50,425	24,500	(23,625)	51,300
Mortgage Forward Rate Agreements	31,125	24,250	(26,625)	28,750
Long Call Options on Interest Rate Futures	17,500	8,500	(17,500)	8,500
Long Treasury Futures	1,160	1,000	(2,160)	—
Interest Rate Caps	300	—	—	300

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Servicing Hedge is intended to reduce the impact on reported earnings of changes in the fair value of MSRs and retained interests that generally results from changes in mortgage rates. Should mortgage rates increase, the value of the MSRs and retained interests is expected to increase while the value of the Servicing Hedge is expected to decrease.

Risk Management Activities Related to Issuance of Long-Term Debt

The Company acquires interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $2.4 billion as of March 31, 2006) and to enable the Company to convert a portion of its foreign currency-denominated fixed and floating-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $4.4 billion as of March 31, 2006). These transactions are generally designated as fair value hedges under SFAS 133. For the quarters ended March 31, 2006 and 2005, the Company recognized a pre-tax gain of $4.5 million and pre-tax gain of $0.8 million, respectively, representing the ineffective portion of such fair value hedges of debt. The change in fair value of the interest rate swap contracts together with the change in debt designated as fair value hedges are included in interest expense in the consolidated statements of earnings.

The Company acquires interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt (notional amount of $1.0 billion as of March 31, 2006) and to convert a portion of its foreign currency-denominated, fixed-rate, long-term debt to U.S. dollar fixed-rate debt (notional amount of $0.6 billion as of March 31, 2006). These transactions are designated as cash flow hedges under SFAS 133. For the quarters ended March 31, 2006 and 2005, the Company recognized no pre-tax gain or loss on the ineffective portion of cash flow hedges. As of March 31, 2006, deferred net gains or losses on derivative instruments included in accumulated other comprehensive income that are expected to be reclassified as earnings during the next 12 months are not considered to be material.

Payments on interest rate swaps are based on a specified notional amount. In connection with the debt fair value hedges, the Company has entered swap agreements in which the rate received is fixed and the rate paid is adjustable and is indexed to LIBOR (“Receiver Swap”). In connection with the debt cash flow hedges, the Company has entered swap agreements in which the rate paid is fixed and the rate received is adjustable and is indexed to LIBOR (“Payor Swap”).

Risk Management Activities Related to Deposit Liabilities

The Company acquires interest rate swap contracts that have the effect of converting a portion of its fixed-rate deposit liabilities to LIBOR-based variable-rate deposit liabilities. These transactions are designated as fair value hedges. For the quarter ended March 31, 2006, the Company recognized a pre-tax gain of $0.1 million, representing the ineffectiveness relating to these swaps. For the quarter ended March 31, 2005, the Company recognized no pre-tax gain or loss on the ineffective portion of such fair value hedges of deposit liabilities.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio

Description of Risk Management Activities

In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed-income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company utilizes derivative instruments including: forward sales/purchases of To-Be Announced (“TBA”) MBS, short/long futures contracts, total rate of return swaps, interest rate swaps, and long put/call options on futures contracts.

Note 5—Mortgage Loans Held for Sale

Mortgage loans held for sale include the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Prime mortgage	$20,711,681	$27,085,467
Nonprime mortgage	5,275,381	6,736,946
Prime home equity	5,027,027	1,948,874
Commercial real estate loans	1,051,605	1,089,262
Deferred premiums, discounts and fees, net	2,187	(52,364)
	$32,067,881	$36,808,185

At March 31, 2006, the Company had pledged $10.6 billion and $0.7 billion in mortgage loans held for sale to secure asset-backed commercial paper and a secured revolving line of credit, respectively.

At December 31, 2005, the Company had pledged $13.0 billion and $3.0 billion in mortgage loans held for sale to secure asset-backed commercial paper and a secured revolving line of credit, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6—Trading Securities

Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Mortgage pass-through securities:
Fixed-rate	$5,774,887	$5,638,161
Adjustable-rate	843,448	915,302
Total mortgage pass-through securities	6,618,335	6,553,463
Collateralized mortgage obligations	2,525,694	2,377,764
U.S. Treasury securities	1,418,363	1,037,749
Obligations of U.S. Government-sponsored enterprises	687,430	429,726
Interest-only stripped securities	328,574	255,127
Asset-backed securities	284,694	234,818
Mark-to-market on TBA securities	204,234	77,094
Negotiable certificates of deposit	3,718	296
Other	1,903	16,536
	$12,072,945	$10,982,573

As of March 31, 2006, $9.9 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $1.0 billion.

As of December 31, 2005, $9.0 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $0.7 billion.

Note 7—Securities Purchased Under Agreements to Resell, Securities Borrowed and Federal Funds Sold

The following table summarizes securities purchased under agreements to resell, securities borrowed and federal funds sold:

	March 31, 2006	December 31, 2005
	(in thousands)
Securities purchased under agreements to resell	$14,859,451	$18,536,475
Securities borrowed	6,506,808	4,740,886
Federal funds sold	150,000	40,000
	$21,516,259	$23,317,361

As of March 31, 2006, the Company had accepted collateral with a fair value of $40.0 billion that it had the contractual ability to sell or re-pledge, including $18.5 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of March 31, 2006, the Company had re-pledged $35.9 billion of such collateral for financing purposes.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of December 31, 2005, the Company had accepted collateral with a fair value of $33.7 billion that it had the contractual ability to sell or re-pledge, including $12.1 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of December 31, 2005, the Company had re-pledged $28.3 billion of such collateral for financing purposes.

Note 8—Loans Held for Investment, Net

Loans held for investment include the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Mortgage loans:
Prime	$53,463,593	$48,617,139
Prime home equity	14,963,131	14,990,615
Nonprime	324,040	157,528
Total mortgage loans	68,750,764	63,765,282
Warehouse lending advances secured by mortgage loans	3,054,762	3,943,046
Defaulted mortgage loans repurchased from securitizations	1,440,236	1,370,169
	73,245,762	69,078,497
Purchase premium and deferred loan origination costs, net	1,034,120	938,224
Allowance for loan losses	(172,271)	(151,274)
Loans held for investment, net	$74,107,611	$69,865,447

Mortgage loans held for investment totaling $54.7 billion and $52.2 billion were pledged to secure Federal Home Loan Bank (“FHLB”) advances at March 31, 2006 and December 31, 2005, respectively.

Mortgage loans held for investment totaling $2.7 billion and $2.0 billion were pledged to secure an unused borrowing facility with the Federal Reserve Bank (“FRB”) at March 31, 2006 and December 31, 2005, respectively.

The Company had accepted collateral of $3.2 billion and $4.1 billion securing warehouse-lending advances that it had the contractual ability to re-pledge as of March 31, 2006 and December 31, 2005, respectively. No such mortgage loan collateral had been re-pledged as of March 31, 2006 and December 31, 2005.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Changes in the allowance for the loan losses were as follows:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Balance, beginning of period	$189,201	$125,046
Portion of beginning allowance allocated to other assets(1)	(37,927)	—
	151,274	125,046
Provision for loan losses	63,138	19,622
Net charge-offs	(28,494)	(9,752)
Reclassification of allowance for unfunded commitments to accounts payable and accrued liabilities	(2,810)	—
Other adjustments	(10,837)	—
Balance, end of period	$172,271	$134,916

(1)   Loans held for investment at December 31, 2005, included loans that had been liquidated through foreclosure or deed-in lieu of foreclosure as of that date. Accordingly, the allowance for loan losses totaling $37.9 million related to $54.2 million in loans has been charged off in connection with the transfer of such loans to real estate acquired in settlement of loans.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9—Investments in Other Financial Instruments, at Fair Value

Investments in other financial instruments include the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$6,581,362	$6,866,520
Obligations of U.S. Government-sponsored enterprises	562,121	547,715
Municipal bonds	379,238	369,748
U.S. Treasury securities	144,115	144,951
Other	2,859	3,109
Subtotal	7,669,695	7,932,043
Interests retained in securitization accounted for as available-for-sale securities:
Prime interest-only and principal-only securities	319,461	323,368
Nonprime residual securities	172,698	206,033
Prime home equity line of credit transferor’s interest	157,997	158,416
Prime home equity residual securities	97,908	124,377
Prepayment penalty bonds	85,425	112,492
Prime residual securities	14,890	21,383
Prime home equity interest-only securities	12,872	15,136
Nonprime interest-only securities	7,786	9,455
Subordinated mortgage-backed pass-through securities	1,941	2,059
Total interests retained in securitization accounted for as available-for-sale securities	870,978	972,719
Total available-for-sale securities	8,540,673	8,904,762
Interests retained in securitization accounted for as trading securities:
Prime home equity residual securities	693,057	757,762
Prime interest-only and principal-only securities	318,571	180,216
Prime home equity line of credit transferor’s interest	262,300	95,514
Nonprime residual securities	243,796	341,106
Prime residual securities	39,497	43,244
Prepayment penalty bonds	24,407	—
Prime home equity interest-only securities	19,209	—
Interest rate swaps	8,833	782
Total interests retained in securitization accounted for as trading securities	1,609,670	1,418,624
Hedging instruments and mortgage pipeline derivatives:
Mortgage servicing	679,280	741,156
Mortgage loans held for sale	180,826	89,098
Notes payable	101,182	107,085
Total investments in other financial instruments	$11,111,631	$11,260,725

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At March 31, 2006, the Company had pledged $1.0 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge and $0.3 billion of MBS to secure an unused borrowing facility with the FRB.

At December 31, 2005, the Company had pledged $2.1 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge and $0.3 billion of MBS to secure an unused borrowing facility with the FRB.

Amortized cost and fair value of available-for-sale securities are as follows:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$6,748,172	$2,897	$(169,707)	$6,581,362
Obligations of U.S. Government-sponsored enterprises	571,947	11	(9,837)	562,121
Municipal bonds	384,873	342	(5,977)	379,238
U.S. Treasury securities	144,889	948	(1,722)	144,115
Interests retained in securitization	750,922	141,619	(21,563)	870,978
Other	2,859	—	—	2,859
	$8,603,662	$145,817	$(208,806)	$8,540,673

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$6,985,851	$329	$(119,660)	$6,866,520
Obligations of U.S. Government-sponsored enterprises	555,482	18	(7,785)	547,715
Municipal bonds	371,785	1,115	(3,152)	369,748
U.S. Treasury securities	144,840	1,326	(1,215)	144,951
Interests retained in securitization	774,563	206,999	(8,843)	972,719
Other	3,109	—	—	3,109
	$8,835,630	$209,787	$(140,655)	$8,904,762

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s available-for-sale securities in an unrealized loss position are as follows:

	March 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities	$2,668,950	$(49,942)	$3,804,340	$(119,765)	$6,473,290	$(169,707)
Obligations of U.S. Government-sponsored enterprises	316,403	(3,112)	215,692	(6,725)	532,095	(9,837)
Municipal bonds	225,803	(2,969)	118,826	(3,008)	344,629	(5,977)
U.S. Treasury securities	95,257	(971)	35,670	(751)	130,927	(1,722)
Interests retained in securitization	100,078	(15,285)	72,610	(6,278)	172,688	(21,563)
Other	48	—	—	—	48	—
Total impaired securities	$3,406,539	$(72,279)	$4,247,138	$(136,527)	$7,653,677	$(208,806)

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities	$4,468,055	$(62,031)	$2,299,667	$(57,629)	$6,767,722	$(119,660)
Obligations of U.S. Government-sponsored enterprises	328,679	(2,371)	185,000	(5,414)	513,679	(7,785)
Municipal bonds	197,748	(1,655)	71,620	(1,497)	269,368	(3,152)
U.S. Treasury securities	92,933	(772)	22,055	(443)	114,988	(1,215)
Interests retained in securitization	29,148	(1,510)	79,099	(7,333)	108,247	(8,843)
Other	50	—	—	—	50	—
Total impaired securities	$5,116,613	$(68,339)	$2,657,441	$(72,316)	$7,774,054	$(140,655)

The Company’s Asset & Liability Committee assesses securities classified as available-for sale for other-than temporary impairment on a quarterly basis. This assessment evaluates whether the Company intends and is able to recover the amortized cost of the securities when taking into account the Company’s present investment objectives and liquidity requirements. The impairment reflected in these securities is a result of a change in market interest rates. Management has the intent and ability to hold these securities until they recover their amortized cost. Accordingly, other-than-temporary impairment related to these securities has not been recognized as of March 31, 2006 and December 31, 2005.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross gains and losses realized on the sales of available-for-sale securities are as follows:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Mortgage-backed securities:
Gross realized gains	$—	$16
Gross realized losses	—	(51)
Net	—	(35)
Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	—	13
Gross realized losses	(50)	—
Net	(50)	13
Municipal bonds:
Gross realized gains	33	—
Gross realized losses	(30)	(100)
Net	3	(100)
Interests retained in securitization:
Gross realized gains	—	4,147
Gross realized losses	—	—
Net	—	4,147
Other:
Gross realized gains	—	1,253
Gross realized losses	—	—
Net	—	1,253
Total gains and losses on available-for-sale securities:
Gross realized gains	33	5,429
Gross realized losses	(80)	(151)
Net	$(47)	$5,278

Note 10—Mortgage Servicing Rights

As noted in “Note 2—Adoption of Statement of Financial Accounting Standards No.156, Accounting For Servicing of Financial Assets,” the Company adopted SFAS 156 effective January 1, 2006. As a result of adopting SFAS 156 all separately recognized MSRs created in the securitization of, or in the sale of loans after December 31, 2005 are recognized initially at fair value. All MSRs are subsequently carried at fair value with changes in fair value recognized in current period earnings.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The activity in MSRs carried at fair value is as follows:

Quarter Ended March 31, 2006
(in thousands)
Mortgage Servicing Rights
Balance at beginning of period	$12,610,839
Remeasurement to fair value upon adoption of SFAS 156	109,916
Fair value at beginning of period	12,720,755
Purchases of servicing assets	1,911
Servicing resulting from transfers of financial assets	1,209,424
Change in fair value:
Due to changes in valuation inputs or assumptions in valuation model(1)	978,281
Other changes in fair value(2)	(738,567)
Balance at end of period	$14,171,804

(1)          Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)          Represents changes due to realization of expected cash flows.

The activity in MSRs carried at lower of cost or fair value is as follows:

Quarter Ended March 31, 2005
(in thousands)
Mortgage Servicing Rights
Balance at beginning of period	$9,820,511
Additions	1,036,781
Amortization	(472,187)
Balance before valuation allowance at end of period	10,385,105
Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,090,582)
Additions	452,434
Balance at end of period	(638,148)
Mortgage Servicing Rights, net	$9,746,957

The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee ranging generally from 0.125% to 0.50% annually on the remaining outstanding principal balances of the loans (“contractually specified servicing fee”). The Company generally receives other remuneration consisting of the ability to earn interest on collected funds during the period the funds are held pending remittance to investors, as well as rights to various mortgagor-contracted fees such as late charges, reconveyance charges and prepayment penalties. Contractually specified servicing fees, late charges, prepayment penalties and other ancillary fees are recorded as a

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

component of servicing fees and other income from MSRs and retained interests in the consolidated statements of earnings.

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

The cash flow model and underlying prepayment and interest rate models used to value the MSRs are subjected to validation in accordance with the Company’s model validation policies. This process includes review of the theoretical soundness of the models and the related development process, back testing of actual results to model predictions, benchmarking to commercially available models and ongoing performance monitoring.

Note 11—Other Assets

Other assets include the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Reimbursable servicing advances, net	$1,674,041	$1,947,046
Securities broker-dealer receivables	1,415,753	392,847
Investments in FRB and FHLB stock	1,364,083	1,334,100
Interest receivable	862,783	777,966
Receivables from custodial accounts	612,594	629,075
Restricted cash	439,426	429,556
Capitalized software, net	314,014	331,454
Cash surrender value of assets held in trust for deferred compensation plan	230,922	224,884
Prepaid expenses	223,734	187,377
Real estate acquired in settlement of loans	152,745	110,499
Receivables from sale of securities	144,609	325,327
Derivative margin accounts	68,995	296,005
Other assets	1,057,312	943,337
	$8,561,011	$7,929,473

The Company had pledged $1.4 billion and $0.1 billion of securities broker-dealer receivables to secure securities sold under agreements to repurchase at March 31, 2006 and December 31, 2005, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12—Notes Payable

Notes payable consists of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
FHLB advances	$27,000,000	$26,350,000
Medium-term notes:
Floating rate	14,452,828	14,466,765
Fixed-rate	11,609,212	11,503,592
	26,062,040	25,970,357
Asset-backed commercial paper	10,049,162	12,367,496
Unsecured commercial paper	3,434,125	6,248,508
Secured revolving line of credit	723,569	2,865,152
Asset-backed secured financings	3,246,294	22,998
Unsecured bank loans	450,000	730,000
Junior subordinated debentures	1,051,782	1,085,191
Subordinated debt	500,000	500,000
Convertible securities	—	10,544
LYONs convertible debentures	—	2,037
Other	37,256	35,603
	$72,554,228	$76,187,886

Federal Home Loan Bank Advances

During the quarter ended March 31, 2006, the Company obtained $2.9 billion of advances from the FHLB, which were all fixed-rate. At March 31, 2006, the Company had pledged $54.7 billion of mortgage loans to secure its outstanding FHLB advances and provide the ability to obtain future advances.

At December 31, 2005, the Company had pledged $52.2 billion of mortgage loans to secure its outstanding FHLB advances and provide the ability to obtain future advances.

Medium-Term Notes

During the quarter ended March 31, 2006, the Company issued the following medium-term notes:

	Outstanding Balance			Interest Rate		Maturity Date
	Floating-Rate	Fixed-Rate	Total	From	To	From	To
	(dollar amounts in thousands)
CFC Series A	$—	$76,366	$76,366	5.75%	6.00%	January, 2031	February, 2036
CFC Series B	1,600,000	54,425	1,654,425	4.96%	6.00%	February, 2008	March, 2026
CHL Euro	927,516	—	927,516	4.85%	5.28%	March, 2007	February, 2011
Total	$2,527,516	$130,791	$2,658,307

The $0.1 billion of fixed-rate medium-term notes issued by the Company during the quarter ended March 31, 2006 were effectively converted to floating-rate debt using interest rate swaps.

During the quarter ended March 31, 2006, the Company redeemed $2.5 billion of maturing medium-term notes.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of March 31, 2006, $5.0 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Pounds Sterling, Canadian Dollars, Australian Dollars, Euros, Swiss Francs and Singapore Dollars. These notes have been effectively converted to U.S. dollars through currency swaps.

Asset-Backed Commercial Paper

The Company has formed two special purpose entities to finance certain of its mortgage loans held for sale using commercial paper. These entities issue commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities of up to 180 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN programs’ capacities, based on aggregate commitments from underlying credit enhancers, totaled $30.7 billion at March 31, 2006.

For the quarter ended March 31, 2006, the average borrowings under these facilities totaled $14.5 billion and the weighted-average interest rate of the SLNs was 4.60%. At March 31, 2006, the weighted-average interest rate of the SLNs was 4.76% and the Company had pledged $10.6 billion in mortgage loan inventory to secure the SLNs.

Unsecured Commercial Paper

The Company issues unsecured commercial paper using revolving credit facilities with a group of banks. The agreement allows the Company to borrow a maximum amount of $9.2 billion. For the quarter ended March 31, 2006 the average borrowings under this facility totaled $6.7 billion and the weighted average interest rate was 4.61%. At March 31, 2006 the weighted-average interest rate was 4.85%.

Asset-Backed Secured Financings

The Company has recorded certain securitization transactions as secured borrowings as of March 31, 2006 and December 31, 2005 because they did not qualify for sales treatment under SFAS 140 at these dates. The amounts accounted for as secured borrowings totaled $3.2 billion and $23.0 million at March 31, 2006 and December 31, 2005, respectively.

Secured Revolving Line of Credit

During 2004, the Company formed a special purpose entity for the purpose of financing inventory with funding provided by a group of bank-sponsored conduits that are financed through the issuance of asset-backed commercial paper. The entity incurs interest based on prevailing money market rates approximating the cost of asset-backed commercial paper. At March 31, 2006, the entity had aggregate commitments from the bank-sponsored conduits totaling $10.1 billion and had $0.7 billion of outstanding borrowings, secured by $0.7 billion of mortgage loans held for sale. For the quarter ended March 31, 2006, the average borrowings under this facility totaled $2.2 billion and the weighted-average interest rate was 4.46%. At March 31, 2006, the weighted-average interest rate was 4.65%.

Junior Subordinated Debentures

As more fully discussed in “Note 13—Notes Payable,” included in the consolidated financial statements of the 2005 Annual Report, the Company has issued junior subordinated debentures to non-

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

consolidated subsidiary trusts. The trusts finance their holdings of the junior subordinated debentures by issuing Company-guaranteed capital securities.

The Company guarantees CHL’s indebtedness to two of the subsidiary trusts, Countrywide Capital I and Countrywide Capital III, which are excluded from the Company’s consolidated financial statements. Following is summarized information for those trusts:

	March 31, 2006
	Countrywide Capital I	Countrywide Capital III
	(in thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,435	$205,280
Other assets	7,216	4,841
Total assets	$314,651	$210,121
Notes payable	$9,224	$6,172
Other liabilities	7,216	4,841
Company-obligated guaranteed redeemable capital trust pass-through securities	298,211	199,108
Shareholder’s equity	—	—
Total liabilities and shareholder’s equity	$314,651	$210,121

	Quarter Ended March 31, 2006
	Countrywide Capital I	Countrywide Capital III
	(in thousands)
Statement of Earnings:
Revenues	$6,208	$4,161
Expenses	(6,208)	(4,161)
Provision for income taxes	—	—
Net earnings	$—	$—

	December 31, 2005
	Countrywide Capital I	Countrywide Capital III
	(in thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,412	$205,269
Other assets	1,031	692
Total assets	$308,443	$205,961
Notes payable	$9,223	$6,172
Other liabilities	1,031	692
Company-obligated guaranteed redeemable capital trust pass-through securities	298,189	199,097
Shareholder’s equity	—	—
Total liabilities and shareholder’s equity	$308,443	$205,961

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Quarter Ended March 31, 2005
	Countrywide Capital I	Countrywide Capital III
	(in thousands)
Statement of Earnings:
Revenues	$6,208	$4,160
Expenses	(6,208)	(4,160)
Provision for income taxes	—	—
Net earnings	$—	$—

Subordinated Debt

During the year ended December 31, 2005, the Company issued $0.5 billion of unsecured subordinated notes maturing April 1, 2011. The notes pay interest quarterly at a floating rate and are callable on or after April 1, 2006. The notes are unsecured obligations of the Company and rank subordinated and junior to all of Countrywide’s senior indebtedness. None of these notes were converted to fixed-rate debt using interest rate swaps. At March 31, 2006, the weighted-average interest rate was 5.26%.

Convertible Securities and LYONs Convertible Debentures

In February 2001, the Company issued zero-coupon Liquid Yield Option Notes (“LYONs”) with an aggregate face value of $675 million, or $1,000 per note, due February 8, 2031. The LYONs were issued at a discount to yield 1.0% to maturity, or 8.25% to the first call date. Under certain conditions, the LYONs were convertible into the Company’s common stock at the rate of 46.3 shares per $1,000 note.

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

During the quarter ended March 31, 2006, the Company converted the remaining debt outstanding through the payment of cash and issuance of common stock.

Note 13—Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

The following table summarizes securities sold under agreements to repurchase and federal funds purchased:

	March 31, 2006	December 31, 2005
	(in thousands)
Securities sold under agreements to repurchase	$31,724,845	$33,284,205
Federal funds purchased	875,000	869,000
	$32,599,845	$34,153,205

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

At March 31, 2006, repurchase agreements were secured by $9.9 billion of trading securities, $35.9 billion of securities purchased under agreements to resell and securities borrowed, $1.0 billion in investments in other financial instruments, and $1.4 billion of other assets. At March 31, 2006, $18.5 billion of the pledged securities purchased under agreements to resell and securities borrowed related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

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

Note 14—Deposit Liabilities

The following table summarizes deposit balances:

	March 31, 2006	December 31, 2005
	(in thousands)
Time deposits:
Retail	$15,404,450	$13,434,338
Brokered	9,442,152	7,442,073
Company-controlled custodial deposit accounts	14,434,653	13,200,801
Money market accounts	4,907,895	4,466,195
Non-interest-bearing checking accounts	1,243,159	926,645
Savings accounts	1,145	823
	45,433,454	39,470,875
Basis adjustment through application of hedge accounting	(55,512)	(31,959)
	$45,377,942	$39,438,916

Note 15—Regulatory and Agency Capital Requirements

The Company is a bank holding company as a result of its acquisition of Countrywide Bank (the “Bank”) (formerly Treasury Bank). Both the Company and the Bank are subject to regulatory capital requirements imposed by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, Freddie Mac and Government National Mortgage Association (“Ginnie Mae”) net worth requirements, which are lower than those of the Federal Reserve.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At March 31, 2006 and December 31, 2005, the Company and the Bank’s regulatory capital ratios and amounts and minimum required capital ratios for the Company and the Bank to maintain a “well capitalized” status were as follows:

	March 31, 2006
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.8%	$13,187,557	7.2%	$5,597,873
Risk-Based Capital:
Tier 1	6.0%	11.6%	$13,187,557	12.0%	$5,597,873
Total	10.0%	12.7%	$14,477,045	12.3%	$5,732,138

(1)          Minimum required to qualify as “well capitalized.”

	December 31, 2005
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.3%	$12,564,162	7.3%	$5,343,675
Risk-Based Capital:
Tier 1	6.0%	10.7%	$12,564,162	12.2%	$5,343,675
Total	10.0%	11.7%	$13,760,176	12.5%	$5,457,019

(1)          Minimum required to qualify as “well capitalized.”

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16—Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Cash used to pay interest	$1,861,937	$944,704
Cash used to pay income taxes	6,269	21,267
Non-cash investing activities:
Unrealized loss on available-for-sale securities, foreign currency translation adjustments and cash flow hedges, net of tax	(87,517)	(46,271)
Servicing resulting from transfer of financial assets	1,209,424	941,364
Retention of other financial instruments in securitization transactions	285,253	469,524
Non-cash financing activities:
Decrease in Mortgage Loans Held in SPEs and asset-backed secured financings	—	(10,563,299)
Issuance of common stock for conversion of convertible debt	1,465	1,605
Tax effect of interest on conversion of convertible debt	—	1,938
Remeasurement of fair value upon adoption of SFAS 156, net of tax	67,065	—

Note 17—Segments and Related Information

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

The Loan Servicing Sector includes investments in MSRs and retained interests, as well as the Company’s loan servicing operations and subservicing for other domestic financial institutions. The Loan Closing Services Sector is comprised of the LandSafe companies, which provide credit reports, appraisals, title reports and flood determinations to the Company’s Loan Production Sector, as well as to third parties.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Banking Segment’s operations include the investment and fee-based activities of Countrywide Bank together with the activities of Countrywide Warehouse Lending. Countrywide Bank invests primarily in mortgage loans sourced from the Loan Production Sector. Countrywide Warehouse Lending provides third-party mortgage lenders with temporary financing secured by mortgage loans.

The Capital Markets Segment primarily includes the operations of Countrywide Securities Corporation, a registered broker-dealer specializing in the mortgage securities market. It also includes the operations of Countrywide Asset Management Corporation, Countrywide Commercial Real Estate Finance Inc., Countrywide Servicing Exchange, CCM International Ltd, CCM Asia Ltd, Countrywide Alternative Investments and CSC Futures, Inc.

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

Intercompany transactions are generally recorded on an arms-length basis. However, the fulfillment fees paid by Countrywide Bank to the Production Sector for origination costs incurred on mortgage loans funded by Countrywide Bank are determined on an incremental cost basis, which may be less than the fees that Countrywide Bank would pay to a third party.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	Quarter Ended March 31, 2006
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,347,106	$294,705	$71,628	$1,713,439	$585,607	$203,752	$303,147	$35,078	$(5,075)	$2,835,948
Intersegment	(5,507)	175,131	—	169,624	(133,975)	59,371	—	—	(95,020)	—
Total Revenues	$1,341,599	$469,836	$71,628	$1,883,063	$451,632	$263,123	$303,147	$35,078	$(100,095)	$2,835,948
Pre-tax Earnings (Loss)	$284,149	$248,718	$22,207	$555,074	$341,086	$155,573	$64,943	$10,168	$(7,481)	$1,119,363
Total Assets	$30,995,635	$22,676,131	$78,042	$53,749,808	$79,879,555	$41,628,089	$2,304,310	$148,927	$(118,633)	$177,592,056

	Quarter Ended March 31, 2005
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,467,960	$129,248	$60,592	$1,657,800	$333,654	$169,426	$223,469	$55,114	$(34,578)	$2,404,885
Intersegment	(16,414)	60,237	—	43,823	(37,356)	34,483	—	—	(40,950)	—
Total Revenues	$1,451,546	$189,485	$60,592	$1,701,623	$296,298	$203,909	$223,469	$55,114	$(75,528)	$2,404,885
Pre-tax Earnings (Loss)	$734,657	$17,189	$19,785	$771,631	$215,940	$122,047	$54,577	$4,039	$(19,237)	$1,148,997
Total Assets	$25,190,922	$15,965,261	$59,297	$41,215,480	$54,560,495	$38,908,055	$1,865,056	$282,260	$201,695	$137,033,041

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18—Summarized Financial Information

Summarized financial information for Countrywide Financial Corporation (parent only) and subsidiaries is as follows:

	March 31, 2006
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$28,683,481	$3,454,372	$(69,972)	$32,067,881
Trading securities	—	328,574	11,770,735	(26,364)	12,072,945
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	—	22,329,558	(813,299)	21,516,259
Loans held for investment, net	—	5,056,614	69,056,199	(5,202)	74,107,611
Investments in other financial instruments	10,065	2,153,574	9,015,622	(67,630)	11,111,631
Mortgage servicing rights, at fair value	—	14,165,587	6,217	—	14,171,804
Other assets	29,478,612	10,223,696	12,623,605	(39,781,988)	12,543,925
Total assets	$29,488,677	$60,611,526	$128,256,308	$(40,764,455)	$177,592,056
Notes payable	$15,582,086	$31,737,788	$34,692,964	$(9,458,610)	$72,554,228
Securities sold under agreements to repurchase and federal funds purchased	—	1,043,191	32,369,732	(813,078)	32,599,845
Deposit liabilities	—	—	45,464,710	(86,768)	45,377,942
Other liabilities	400,338	23,719,998	6,372,022	(16,938,570)	13,553,788
Equity	13,506,253	4,110,549	9,356,880	(13,467,429)	13,506,253
Total liabilities and equity	$29,488,677	$60,611,526	$128,256,308	$(40,764,455)	$177,592,056

	Quarter Ended March 31, 2006
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Earnings:
Revenues	$(10,060)	$1,703,605	$1,340,357	$(197,954)	$2,835,948
Expenses	4,103	1,234,457	611,887	(133,862)	1,716,585
(Benefit) provision for income taxes	(5,573)	176,662	290,034	(25,271)	435,852
Equity in net earnings of subsidiaries	692,101	—	—	(692,101)	—
Net earnings	$683,511	$292,486	$438,436	$(730,922)	$683,511

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	December 31, 2005
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$35,349,126	$1,445,383	$13,676	$36,808,185
Trading securities	—	255,127	10,729,483	(2,037)	10,982,573
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	710,000	24,171,178	(1,563,817)	23,317,361
Loans held for investment, net	—	5,588,767	64,279,238	(2,558)	69,865,447
Investments in other financial instruments	7,324	1,969,097	9,284,304	—	11,260,725
Mortgage servicing rights, net	—	12,604,453	6,386	—	12,610,839
Other assets	29,460,533	8,748,527	13,305,967	(41,274,787)	10,240,240
Total assets	$29,467,857	$65,225,097	$123,221,939	$(42,829,523)	$175,085,370
Notes payable	$16,347,891	$36,181,800	$35,152,400	$(11,494,205)	$76,187,886
Securities sold under agreements to repurchase and federal funds purchased	—	1,844,789	33,871,846	(1,563,430)	34,153,205
Deposit liabilities	—	—	39,559,051	(120,135)	39,438,916
Other liabilities	304,106	23,439,496	5,723,435	(16,977,534)	12,489,503
Equity	12,815,860	3,759,012	8,915,207	(12,674,219)	12,815,860
Total liabilities and equity	$29,467,857	$65,225,097	$123,221,939	$(42,829,523)	$175,085,370

	Quarter Ended March 31, 2005
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Earnings:
Revenues	$(2,515)	$1,670,689	$832,839	$(96,128)	$2,404,885
Expenses	6,771	885,460	448,221	(84,564)	1,255,888
(Benefit) provision for income taxes	(3,714)	318,144	150,318	(4,603)	460,145
Equity in net earnings of subsidiaries	694,424	—	—	(694,424)	—
Net earnings	$688,852	$467,085	$234,300	$(701,385)	$688,852

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19—Borrower and Investor Custodial Accounts

As of March 31, 2006 and December 31, 2005, the Company managed $23.4 billion and $22.0 billion, respectively, of off-balance sheet borrower and investor custodial cash accounts. Of these amounts, $14.4 billion and $13.2 billion, respectively, were deposited at the Bank and were included in the Company’s deposit liabilities, with the remaining balances deposited with other depository institutions. These custodial accounts arise in connection with the Company’s mortgage servicing activities.

Note 20—Legal Proceedings

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

Note 21—Loan Commitments

As of March 31, 2006 and December 31, 2005, the Company had undisbursed home equity lines of credit commitments of $7.5 billion and $7.2 billion, respectively, as well as undisbursed construction loan commitments of $1.4 billion and $1.5 billion, respectively. As of March 31, 2006, outstanding commitments to fund mortgage loans totaled $42.3 billion.

Note 22—Subsequent Events

On April 27, 2006, the Company announced that its Board of Directors declared a dividend of $0.15 per common share payable May 31, 2006 to shareholders of record on May 12, 2006.

Note 23—Recently Issued Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), an amendment of SFAS 133 and SFAS 140.  This statement:

•  permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•  clarifies which interest-only strips and principal-only strips are not subject to SFAS 133;

•  establishes a requirement to evaluate interests in securitized financial instruments that contain an embedded derivative requiring bifurcation;

•  clarifies that concentration of credit risks in the form of subordination are not embedded derivatives; and

•  amends SFAS 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The Company has not determined the financial impact of the adoption of SFAS 155.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Countrywide is a diversified financial services company engaged in mortgage-finance related businesses. We presently organize our businesses into five business segments—Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations. Our goal is to continue as a leader in the mortgage banking business and to use this leadership position to take advantage of meaningful opportunities that build upon this business and provide sources of earnings that tend to be sustainable in various interest rate environments.

As used in this Report, references to “we,” “our,” “the Company” or “Countrywide” refer to Countrywide Financial Corporation and its consolidated subsidiaries unless otherwise indicated.

First Quarter Results

The first quarter of 2006 was characterized by both rising interest rates and a relatively flat yield curve. This interest rate environment caused a decline in the amount of mortgage originations nationally when compared to both the first quarter of 2005 and the immediately preceding quarter; however, due to market share increases, our mortgage loan production in the first quarter of 2006 increased from the first quarter of 2005. The interest rate environment that prevailed in the quarter ended March 31, 2006 also had a negative effect on mortgage loan production profitability when compared to the quarter ended March 31, 2005 as a result of increased price competition. However, the profitability of our loan production activities improved when compared to the fourth quarter of 2005 because of improvements in market conditions. Our consolidated net earnings for the first quarter of 2006 were $683.5 million, a decrease of 1% from 2005’s first quarter net earnings of $688.9 million. The decrease in our earnings resulted primarily from a 28% decrease in the profitability of our Mortgage Banking Segment, partially offset by a 58% increase in profitability of our Banking Segment.

The decline in our Mortgage Banking Segment’s profitability was primarily due to a decline in the profitability of our Loan Production Sector, partially offset by improved profitability in our Loan Servicing Sector. Our Loan Production Sector was affected by lower margins combined with increased operating expenses as the Company continued to build its mortgage loan production capacity. Our Loan Servicing Sector benefited from growth in our servicing portfolio, an increase in escrow balance earnings and an increase in the value of our MSRs and other retained interests, net of the Servicing Hedge. The decline in our Mortgage Banking Segment’s profitability was partially offset by an increase in profitability of our Banking Segment due primarily to a 68% increase in average interest-earning assets in our Banking Operations from the year-ago period.

Mortgage Market

The mortgage banking business continues to be the primary source of our revenues and earnings. As a result, the dominant external influence on our operating results is the demand for mortgage loans in the U.S., which is affected by such factors as prevailing mortgage interest rates and the strength of the U.S. housing market.

For the quarter ended March 31, 2006, total U.S. residential mortgage production was estimated at $610 billion, compared to $669 billion for the quarter ended March 31, 2005. Based on internal mortgage market estimates, we increased our market share to 17.0% for the current quarter from 13.7% in the year-ago period. We believe that we increased our share of the mortgage market due to operational effectiveness resulting from larger sales operations rather than aggressive pricing.

Third party forecasters predict total U.S. mortgage production for 2006 to be between $2.2 trillion and $2.4 trillion, compared to $2.8 trillion in 2005. Due to differences in products represented and estimation methods, mortgage market estimates vary. We estimate the mortgage market for 2006 to be $2.6 trillion compared to $3.3 trillion in 2005.

Loan Production

Our total loan production volume increased during the first quarter because we increased our share of a smaller mortgage market. Our adjustable rate loan production has decreased from 53% of the total to 50%, reflecting the decreased relative attractiveness of these loans compared to fixed-rate loans as the yield curve flattens. While adjustable rate production has decreased as a percentage of total production, pay option loans have continued to increase their representation in adjustable-rate production, from approximately 17% of our loan production during the quarter ended March 31, 2005, to approximately 19% of our production during the quarter ended March 31, 2006.

Pay-option loans differ from “traditional” monthly-amortizing loans by providing borrowers with the option to make fully amortizing, interest-only, or “negative-amortizing” payments. We view these loans as a profitable product that does not create disproportionate credit risk. Our pay-option loan portfolio has very high initial loan quality, with original average FICO scores (a measure of credit rating) of 721 and original loan-to-value and combined loan-to-values of 75% and 78%, respectively. We only originate pay-option loans to borrowers who can qualify at the loan’s fully indexed interest rates. This high credit quality notwithstanding, lower initial payment requirements of pay-option loans may increase the credit risk inherent in our loans held for investment. This is because when the required monthly payments for pay-option loans eventually increase (in a period not to exceed 10 years), borrowers may be less able to pay the increased amounts and, therefore, more likely to default on the loan, than a borrower using a more traditional monthly-amortizing loan.

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

We also face credit risk, primarily related to our residential mortgage lending activities in both the Mortgage Banking and Banking Segments. Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us. Credit risk has historically most directly affected our investment in other financial instruments that are credit subordinated to other securities. As our investment in mortgage loans held for investment increases, credit risk related to these loans is becoming a more prominent component of our credit risk profile. We manage mortgage credit risk by underwriting our mortgage loan production to secondary market standards and by limiting credit recourse to Countrywide in our loan sales and securitization transactions.

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

How we grow our businesses and meet our financing needs is influenced by regulatory agency and public debt rating agency capital requirements. These requirements influence the nature of the financing we are able to obtain and the rate at which we are able to grow. At March 31, 2006, we exceeded the regulatory capital requirements to be classified as “well capitalized,” with a tier 1 leverage capital ratio of 6.8% and total risk based ratio of 12.7%. Our public ratings were classified “investment grade,” with long-term ratings of A, A3 and A by Standard & Poors, Moody’s Investors Service and Fitch, respectively.

Competition

The mortgage industry continues to undergo consolidation and we expect this trend to continue. The mortgage-lending industry is dominated by large, sophisticated financial institutions. To compete effectively in the future, we will be required to maintain a high level of operational, technological, and managerial expertise, as well as an ability to attract capital at a competitive cost. We believe that we will benefit from industry consolidation through increased market share and enhanced ability to recruit talented personnel.

Critical Accounting Policies

The accounting policies with the greatest impact on our financial condition and results of operations, and which require the most judgment, pertain to our mortgage securitization activities, our investments in MSRs and retained interests, and our use of derivatives to manage interest rate risk. Our critical accounting policies involve the following three areas: 1) accounting for gains on sales of loans and securities; 2) accounting for MSRs and retained interests, including valuation of these retained interests; and 3) accounting for derivatives and our related interest rate risk management activities.

During the current period, we adopted Statement of Financial Accounting Standards No. 156—Accounting for Servicing of Financial Assets (“SFAS 156”), which amends Statement of Financial Accounting Standards No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 156 changes the accounting for, and reporting of, the recognition and measurement of separately recognized servicing assets and liabilities. Accordingly, the adoption of SFAS 156 has changed the Company’s accounting policies relating to gain on sale of loans and securities and the accounting for MSRs subsequent to their initial recognition effective January 1, 2006. A discussion of the critical accounting policies applied through December 31, 2005, are included in our 2005 Annual Report.

Gain on Sale of Loans and Securities

Most of the mortgage loans we produce are sold in the secondary mortgage market, primarily in the form of securities and to a lesser extent as whole loans. When we sell loans in the secondary mortgage market, we generally do not sell the MSRs that are created. Depending on the type of securitization, we may retain interests, including interest-only securities, principal-only securities and residual securities.

We determine the gain on sale of a security or loans by allocating the carrying value of the underlying mortgage loans between securities or loans sold and the interests retained, based on their relative estimated fair values. The gain on sale we report is the difference between the proceeds we receive from the sale, which includes cash and other assets obtained (MSRs) and the cost allocated to the securities or loans sold. The timing of such gain recognition is dependent on meeting very specific accounting criteria and, as a result, the gain on sale may be recorded in a different accounting period from when the transfer is completed.

Here is an example of how this accounting works:

Carrying value of mortgage loans underlying a security(1)	$1,000,000
Fair values:
Security	$998,000
MSRs	10,000
Retained interests	4,000
Sales proceeds:
Cash	$998,000
MSRs	10,000
$1,008,000
Fair value used to allocate basis:
Loans sold	$1,008,000
Retained interests	4,000
$1,012,000
Computation of gain on sale of security:
Sales proceeds	$1,008,000
Less: Cost allocated to loans sold ($1,000,000 × ($1,008,000÷$1,012,000))	996,047
Gain on sale	$11,953
Initial recorded value of retained interests ($1,000,000 - $996,047)	$3,953

(1)          The carrying value of mortgage loans includes the outstanding principal balance of the loans, net of deferred origination costs and fees, any premiums or discounts and any basis adjustment resulting from hedge accounting.

Accounting for MSRs and Retained Interests

Effective January 1, 2006, we adopted SFAS 156 and we have elected to account for MSRs relating to residential mortgages at fair value with changes in fair value recorded in current period earnings. Therefore, we no longer record periodic amortization or evaluate MSRs for impairment.

Retained interests are carried at estimated fair value. Retained interests are designated as trading or available-for-sale securities at the time of securitization. Changes in fair value of retained interests accounted for as trading securities are recognized in current-period earnings. Changes in fair value of retained interests classified as available-for-sale securities are recognized as a component of shareholders’ equity (net of tax). If a security classified as available-for-sale is impaired and the impairment is deemed to be other than temporary, the impairment is recognized in current-period earnings. Once we record this impairment, we recognize subsequent increases in the value of these retained interests in earnings over the estimated remaining life of the investment through a higher effective yield.

Results of Operations Comparison—Quarters Ended March 31, 2006 and 2005

Consolidated Earnings Performance

Net earnings for the quarter ended March 31, 2006 were $683.5 million, a 1% decrease from the year-ago period. Our diluted earnings per share were $1.10, a 3% decrease from the year-ago period.

The decrease in our earnings resulted primarily from a decrease in the profitability of our Mortgage Banking Segment which produced pre-tax earnings of $555.1 million for the quarter ended March 31, 2006, a decrease of 28% from the same period last year. The decrease in the profitability of our Mortgage

Banking Segment was primarily due to a decline in the profitability of our Loan Production Sector, which was the result of lower margins combined with increased operating expenses as the Company continued to build its production infrastructure. This decline in the Production Sector pre-tax earnings was partially offset by improved profitability in our Loan Servicing Sector resulting from a 30% increase in our average servicing portfolio, a $129.5 million increase in escrow balance income and an increase in the value of our MSRs and other retained interest, net of the Servicing Hedge.

The Banking Segment produced pre-tax earnings of $341.1 million, an increase of 58% from the year-ago period. The increase in profitability of our Banking Segment was primarily due to a 68% increase in average interest-earning assets at Countrywide Bank from the year-ago period.

Operating Segment Results

Pre-tax earnings (loss) by segment are summarized below:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Mortgage Banking:
Loan Production	$284,149	$734,657
Loan Servicing	248,718	17,189
Loan Closing Services	22,207	19,785
Total Mortgage Banking	555,074	771,631
Banking	341,086	215,940
Capital Markets	155,573	122,047
Insurance	64,943	54,577
Global Operations	10,168	4,039
Other	(7,481)	(19,237)
Total	$1,119,363	$1,148,997

The pre-tax earnings (loss) of each segment include intercompany transactions, which are eliminated in the “other” category above.

Mortgage loan production by segment and product, net of intercompany sales, is summarized below:

	Quarters Ended March 31,
	2006	2005
	(in millions)
Segment:
Mortgage Banking	$93,452	$78,749
Banking	5,959	8,521
Capital Markets:
Conduit acquisitions(1)	4,007	4,190
Commercial real estate	966	564
	$104,384	$92,024
Product:
Prime Mortgage	$83,150	$72,877
Prime Home Equity	11,063	8,763
Nonprime Mortgage	9,205	9,820
Commercial real estate	966	564
	$104,384	$92,024

(1)          Acquisitions from third parties

The following table summarizes loan production by purpose and by interest rate type:

	Quarters Ended March 31,
	2006	2005
	(in millions)
Purpose:
Non-purchase	$57,424	$50,477
Purchase	46,960	41,547
	$104,384	$92,024
Interest Rate Type:
Fixed Rate	$52,583	$43,322
Adjustable Rate	51,801	48,702
	$104,384	$92,024

Mortgage Banking Segment

The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors. The Loan Production and Loan Closing Services Sectors generally perform most profitably when mortgage interest rates are relatively low and the demand for mortgage loans is high. Conversely, the Loan Servicing Sector generally performs well when mortgage interest rates are relatively high and loan prepayments are low. We expect the natural counterbalance of these sectors to continue to reduce the impact of changes in mortgage interest rates on our earnings.

Loan Production Sector

The Loan Production Sector produces mortgage loans through the four production divisions of Countrywide Home Loans (“CHL”)—Consumer Markets, Wholesale Lending, Correspondent Lending and Full Spectrum Lending, and, beginning in the third quarter of 2005, through Countrywide Bank.

Mortgage Banking loan production volume for the quarter ended March 31, 2006 increased 19% from the year-ago period. Purchase and non-purchase loan production grew 18% and 19%, respectively, resulting from an increase in market share. The increase in purchase loans is significant because this component of the mortgage market has historically offered relatively stable growth, averaging 12% per year over the last 10 years. The non-purchase, or refinance, component of the mortgage market is highly volatile because it is driven almost exclusively by prevailing mortgage interest rates.

The following table summarizes Mortgage Banking loan production by purpose and by interest rate type:

	Quarters Ended March 31,
	2006	2005
	(in millions)
Purpose:
Non-purchase	$51,520	$43,335
Purchase	41,932	35,414
	$93,452	$78,749
Interest Rate Type:
Fixed Rate	$52,472	$40,198
Adjustable Rate	40,980	38,551
	$93,452	$78,749

In the quarter ended March 31, 2006, 44% of our loan production was adjustable-rate in comparison to 49% in the year-ago period. The decrease in adjustable-rate production reflects the increase in short-term interest rates during the current period and the relatively flat yield curve, increasing the relative attractiveness of fixed-rate financing.

The volume of Nonprime Mortgage and Prime Home Equity Loans produced (which is included in our total volume of loans produced) increased 19% during the quarter ended March 31, 2006 compared to the year-ago period. Details are shown in the following table:

	Quarters Ended March 31,
	2006	2005
	(dollar amounts in millions)
Prime Home Equity Loans	$9,528	$6,619
Nonprime Mortgage Loans	8,099	8,187
	$17,627	$14,806

The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarters Ended March 31,
	2006		2005
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$1,003,369		$873,230
Nonprime Mortgage	183,933		395,006
Prime Home Equity	154,297		183,310
Total revenues	1,341,599	1.44%	1,451,546	1.84%
Expenses:
Compensation	597,232	0.64%	420,592	0.53%
Other operating	317,669	0.34%	209,924	0.27%
Allocated corporate	142,549	0.16%	86,373	0.11%
Total expenses	1,057,450	1.14%	716,889	0.91%
Pre-tax earnings	$284,149	0.30%	$734,657	0.93%
Total Mortgage Banking loan production	$93,452,000		$78,749,000

Despite an increase in loan production, revenues (in dollars and expressed as a percentage of mortgage loans produced) decreased from the year-ago period. Production Sector revenues were affected by market price pressure and by the effect of flattening of the yield curve on the net interest income earned while we hold loans for sale. Normally, a decline in net interest income caused by a flatter yield curve would be mitigated by an increase in gain on sale, but in the current quarter this was hindered by pricing pressure. In the quarter ended March 31, 2006, $89.7 billion of mortgage loans, or 96% of Mortgage Banking loan production, was sold compared to $75.4 billion of mortgage loans, or 96% of Mortgage Banking loan production, in the quarter ended March 31, 2005.

Expenses increased from the year-ago period, primarily due to increased compensation and occupancy costs incurred to accommodate growth in loan production and to expand our loan production operations to support the achievement of our long-term objective of market share growth.

During the quarter ended March 31, 2006, the Loan Production Sector operated at approximately 88% of planned operational capacity, compared to 102% during the year-ago period. This decline reflects the seasonal slowdown in loan production, which we expect to reverse later in the year. The seasonal slowdown in the quarter ended March 31, 2005 was muted by higher nonpurchase production due primarily to lower interest rates. The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Therefore, we measure planned capacity by multiplying the number of our loan operations personnel by the number of loans we expect each loan operations staff person to process under normal conditions. Management adjusts staffing levels to account for changes in the current and projected near-term mortgage market. We plan to continue building our sales staff as a primary means to increase our market share, particularly for purchase loans.

The following table summarizes the number of people included in the Loan Production Sector workforce:

	Workforce at March 31,
	2006	2005
Sales	17,041	13,110
Operations:
Regular employees	9,254	7,999
Temporary staff	1,643	1,023
	10,897	9,022
Production technology	1,330	1,060
Administration and support	3,272	2,278
Total Loan Production Sector workforce	32,540	25,470

The following table shows total Mortgage Banking loan production volume by division:

	Quarters Ended March 31,
	2006	2005
	(in millions)
Correspondent Lending	$37,187	$33,307
Consumer Markets	23,476	23,697
Wholesale Lending	18,876	17,357
Full Spectrum Lending	7,313	4,388
Countrywide Bank	6,600	—
	$93,452	$78,749

The Correspondent Lending division increased its overall loan production volume because consumer preference shifted towards agency conforming and pay-option loans, both of which are products in which the division dominates the market.

The Consumer Markets Division’s commissioned sales force contributed $9.9 billion in purchase originations during the quarter ended March 31, 2006, a 9% increase over the year-ago period. Such purchase production generated by the commissioned sales force represented 78% of the Consumer Markets Division’s total purchase production for the quarter ended March 31, 2006. The Consumer Markets Division continues to expand its commissioned sales force, which emphasizes purchase loan production, to 6,081 at March 31, 2006, an increase of 1,203, or 25%, over the year-ago period. This Division’s branch network has grown to 691 branch offices at March 31, 2006, an increase of 99 offices from March 31, 2005.

The Wholesale Lending and Full Spectrum Lending Divisions also continue to increase their sales forces as a means to increase market share. At March 31, 2006, the sales force in the Wholesale Lending Division numbered 1,412, an increase of 22% compared to March 31, 2005. The Full Spectrum Lending Division expanded its commissioned sales force to 4,537, an increase of 52%, compared to March 31, 2005 and has expanded its branch network to 204 branch offices at March 31, 2006, an increase of 36 offices over the year-ago period.

Loan Servicing Sector

The Loan Servicing Sector includes approximately 8,300 employees who service the 7.6 million mortgage loans in our servicing portfolio. The Loan Servicing Sector’s results include fees and other income earned and expenses incurred for servicing loans for others; the financial performance of our investments in MSRs and retained interests and associated risk management activities; and profits from subservicing activities in the United States. The long-term performance of this sector is affected primarily by the level of interest rates, the corresponding effect on the level of projected and actual prepayments in our servicing portfolio, our operational effectiveness and our ability to manage interest rate risk.

Our servicing portfolio grew to $1,152.7 billion at March 31, 2006, a 29% increase from March 31, 2005. At the same time, the overall weighted-average note rate of loans in our servicing portfolio increased to 6.2% from 5.9% at March 31, 2005.

The following table summarizes the results for the Loan Servicing Sector:

	Quarters Ended March 31,
	2006		2005
	Amount	Percentage of Average Servicing Portfolio(1)	Amount	Percentage of Average Servicing Portfolio(1)
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$913,462	0.326%	$720,317	0.335%
Miscellaneous fees	144,383	0.052%	114,644	0.054%
Income from retained interests	133,973	0.048%	116,975	0.054%
Escrow balance income	160,027	0.057%	30,529	0.014%
Realization of expected cash flows from mortgage servicing rights	(738,567)	(0.264)%	—	—
Amortization of mortgage servicing rights	—	—	(472,187)	(0.220)%
	613,278	0.219%	510,278	0.237%
Change in fair value of mortgage servicing rights	978,450	0.349%	—	—
Recovery of mortgage servicing rights	—	—	452,434	0.210%
Impairment of retained interests	(120,114)	(0.043)%	(138,613)	(0.064)%
Servicing hedge losses	(885,870)	(0.316)%	(552,292)	(0.257)%
Change in value, net of servicing hedge	(27,534)	(0.010)%	(238,471)	(0.111)%
Total servicing revenues	585,744	0.209%	271,807	0.126%
Operating expenses	185,479	0.066%	148,172	0.069%
Allocated corporate expenses	23,178	0.008%	14,209	0.006%
Total servicing expenses	208,657	0.074%	162,381	0.075%
Interest expense	128,369	0.046%	92,237	0.043%
Pre-tax earnings	$248,718	0.089%	$17,189	0.008%
Average servicing portfolio	$1,120,409,000		$859,902,000

(1)          Annualized

Pre-tax earnings in the Loan Servicing Sector were $248.7 million during the quarter ended March 31, 2006, an improvement of $231.5 million from the year-ago period. The increase in pre-tax earnings is due to an increase in the average servicing portfolio of 30% resulting in an increase in servicing and miscellaneous fees; an improvement in escrow balance benefit resulting primarily from an increase in short-term interest rates and an improvement in the value of our MSRs and retained interests, net of the Servicing Hedge.

As a result of the adoption of SFAS 156, MSRs are carried at fair value with the change in value recorded in current period earnings. The primary factors causing a change in fair value of MSRs are changes in interest rates and other market factors (shown as “change in fair value of mortgage servicing rights” in the preceding table) and realization of expected cash flows from mortgage servicing rights.

Loan Closing Services Sector

This sector is comprised of the LandSafe companies, which provide credit reports, flood determinations, appraisals, property valuation services and title reports primarily to the Loan Production Sector but to third parties as well.

The LandSafe companies produced $22.2 million in pre-tax earnings in the quarter ended March 31, 2006, representing an increase of 12% from the year-ago period. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in our loan origination activity.

Banking Segment

The Banking Segment includes the investment and fee-based activities of Countrywide Bank, along with the activities of Countrywide Warehouse Lending, a provider of mortgage inventory financing to other mortgage bankers. Part of our banking strategy is to hold loans in portfolio rather than immediately selling them into the secondary mortgage market. Management believes this strategy will provide a stream of earnings over the life of such loans, create a greater base of future earnings and enhance the stability of earnings growth. In the short term, reported consolidated profits will be affected by the reduction in gains that would have been recognizable had the loans been sold.

The Bank also produces loans for sale through our Mortgage Banking Segment. As this activity is a Mortgage Banking activity, the mortgage loan production and the income relating to the sale of these loans is included in the Mortgage Banking Segment.

The Banking Segment achieved pre-tax earnings of $341.1 million during the quarter ended March 31, 2006, compared to $215.9 million for the year-ago period. Following is the composition of pre-tax earnings by component:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Countrywide Bank investment and fee-based activities (“Banking Operations”)	$330,731	$205,873
Countrywide Warehouse Lending (“CWL”)	18,126	17,292
Allocated corporate expenses	(7,771)	(7,225)
Total Banking Segment pre-tax earnings	$341,086	$215,940

The revenues and expenses of Banking Operations are summarized in the following table:

	Quarters Ended March 31,
	2006	2005
	(dollar amounts in thousands)
Interest income	$1,122,464	$550,269
Interest expense	(704,164)	(300,271)
Net interest income	418,300	249,998
Provision for loan losses	(27,626)	(6,406)
Net interest income after provision for loan losses	390,674	243,592
Non-interest income	35,813	30,241
Non-interest expense	(95,756)	(67,960)
Pre-tax earnings	$330,731	$205,873
Efficiency ratio(1)	19%	22%
After-tax return on average assets	1.09%	1.09%

(1)          Non-interest expense reduced by mortgage insurance divided by the sum of net interest income plus non-interest income. The Bank’s efficiency ratio reflects the benefit Countrywide Bank realizes from CHL’s operations in originating mortgage loans and corporate support functions and the pricing of such services.

The change in net interest income is summarized below:

	Quarters Ended March 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Mortgage loans(1)	$66,050,178	$1,021,000	6.20%	$37,252,763	$477,047	5.15%
Securities available-for-sale(2)	6,249,461	80,469	5.15%	5,325,987	60,727	4.56%
Short-term investments	388,318	4,324	4.45%	515,524	3,181	2.47%
FHLB securities and FRB stock	1,353,981	16,671	4.99%	857,181	9,314	4.40%
Total earning assets	74,041,938	1,122,464	6.08%	43,951,455	550,269	5.03%
Allowance for loan losses	(107,162)			(50,597)
Other assets	930,857			1,008,554
Total non interest-earning assets	823,695			957,957
Total assets	$74,865,633			$44,909,412
Interest-bearing liabilities:
Money market deposits	$4,830,150	51,409	4.32%	$1,810,628	13,315	2.98%
Savings	1,120	2	0.82%	1,634	7	1.62%
Escrow deposits	13,468,530	145,852	4.39%	8,201,395	48,338	2.39%
Time deposits	22,769,200	236,566	4.21%	11,702,797	92,529	3.21%
Total interest-bearing deposits	41,069,000	433,829	4.28%	21,716,454	154,189	2.88%
FHLB advances	24,663,071	245,221	3.98%	16,789,533	131,668	3.14%
Other borrowed funds	2,216,502	25,114	4.53%	2,257,481	14,414	2.55%
Total borrowed funds	26,879,573	270,335	4.02%	19,047,014	146,082	3.07%
Total interest-bearing liabilities	67,948,573	704,164	4.18%	40,763,468	300,271	2.97%
Non interest-bearing liabilities and equity:
Non interest-bearing checking	959,407			97,508
Other liabilities	709,481			1,047,362
Shareholder’s equity	5,248,172			3,001,074
Total non interest-bearing liabilities and equity	6,917,060			4,145,944
Total liabilities and shareholder’s equity	$74,865,633			$44,909,412
Net interest income		$418,300			$249,998
Net interest spread(3)			1.90%			2.06%
Net interest margin(4)			2.29%			2.31%

(1)          Average balances include nonaccrual loans.

(2)          Average balances and yields for securities available-for-sale are based on average amortized cost computed on the settlement date basis.

(3)   Calculated as yield on total average interest-earning assets less rate on total average interest-bearing liabilities.

(4)   Calculated as net interest income divided by total average interest-earning assets.

The dollar amounts of interest income and interest expense fluctuate depending upon changes in interest rates and in the relative volumes of our interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period’s volume), and (iii) changes in rate/volume (changes in rate times the change in volume)—which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below—were as follows:

	March 31, 2006 vs March 31, 2005
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
	(in thousands)
Interest-earning assets:
Mortgage loans	$408,273	$135,680	$543,953
Securities available-for-sale	11,309	8,433	19,742
Short-term investments	(933)	2,076	1,143
Other investments	6,038	1,319	7,357
Total interest income	$424,687	$147,508	$572,195
Interest-bearing liabilities:
Money market deposits	$(30,037)	$(8,057)	$(38,094)
Savings	2	3	5
Escrow deposits	(42,327)	(55,187)	(97,514)
Time deposits	(108,126)	(35,911)	(144,037)
Total interest expense	(180,488)	(99,152)	(279,640)
FHLB advances	(72,273)	(41,280)	(113,553)
Other borrowed funds	266	(10,966)	(10,700)
Total borrowed funds	(72,007)	(52,246)	(124,253)
Total interest-bearing liabilities	(252,495)	(151,398)	(403,893)
Net interest income	$172,192	$(3,890)	$168,302

The increase in net interest income is primarily due to a $30.1 billion or 68% increase in average interest-earning assets, partially offset by a 2 basis point reduction in net interest margin. Net interest margin experienced slight compression during the quarter ended March 31, 2006 from the year-ago period mainly as a result of a lag in the timing of repricing of the Bank’s mortgage loan portfolio compared to the timing of repricing of its interest-bearing liabilities and to the large volume of loans held by the Bank that are earning interest at their reduced introductory interest rates. These factors were partially offset by an increase in net interest margin resulting from a change in the mix of the loan portfolio.

Countrywide Bank increased its investment in pay-option loans during the quarter ended March 31, 2006. These loans have interest rates that adjust monthly and contain features that allow the borrower to defer making the full interest payment for at least the first year of the loan. Thereafter, minimum monthly payments increase by no more than 7½% per year unless the unpaid balance increases to a specified limit, which is no more than 115% of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after either five or ten years. Our underwriting standards conform to those required to make the pay-option loans salable into the secondary market at the date of funding, including a requirement that the borrower meet secondary market debt-service ratio tests based on the borrower making the fully amortizing loan payment assuming the loan’s interest rate is fully indexed. (A fully indexed note rate equals the sum of the current index rate plus the margin applicable to the loan.)

Following is a summary of pay-option loans held for investment by Countrywide Bank:

	March 31, 2006	December 31, 2005
	(in thousands)
Total pay-option loan portfolio	$30,965,164	$26,101,306
Pay-option loans with accumulated negative amortization:
Principal	$20,756,425	$13,963,721
Accumulated negative amortization (from original loan balance)	$168,712	$74,748
Average original loan-to-value ratio(1)	75%	75%
Average combined loan-to-value ratio(2)	78%	78%
Average original FICO score	721	720
Loans delinquent 90 days or more	0.13%	0.10%

(1)          The ratio of the lower of the appraised value or purchase price of the property to the amount of the loan that is secured by the property.

(2)          The ratio of the lower of the appraised value or purchase price of the property to the amount of all loans secured by the property.

The Banking Operation’s provision for loan losses increased by $21.2 million during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. This increase reflects current portfolio growth, along with providing for seasoning of loans acquired during the past years of rapid portfolio growth. We expect our provision for loan losses and the related allowance for loan losses to increase as a percentage of our portfolio of loans held for investment as our portfolio continues to season. The impact of the increase in the allowance for loan losses as a percentage of loans receivable is moderated by the addition of new loans to our portfolio.

The composition of the Banking Operation’s balance sheets was as follows:

	March 31, 2006		December 31, 2005
	Amount	Rate	Amount	Rate
	(dollar amounts in millions)
Assets
Short-term investments	$200	4.79%	$245	4.08%
Mortgage loans	69,055	6.48%	64,279	6.11%
Securities available-for-sale	5,920	5.25%	6,251	5.02%
FHLB securities and FRB stock	1,363	5.00%	1,333	4.73%
Total interest-earning assets	76,538	6.35%	72,108	5.98%
Other assets	1,240		919
Total assets	$77,778		$73,027
Liabilities and Equity
Deposits:(1)
Customer	$29,688	4.31%	$25,300	4.09%
Company-controlled escrow deposit accounts	14,624	4.84%	13,333	4.18%
FHLB advances	25,091	4.17%	26,267	3.88%
Other borrowings	978	4.82%	1,280	4.23%
Total interest-bearing liabilities	70,381	4.38%	66,180	4.03%
Other liabilities	2,037		1,574
Shareholder’s equity	5,360		5,273
Total liabilities and equity	$77,778		$73,027
Primary spread(2)		1.97%		1.95%
Nonaccrual loans	$187.8		$151.3

(1)          Includes inter-company deposits.

(2)          Calculated as rate on total interest-earning assets less rate on total interest-bearing liabilities.

The Banking Segment also includes the operations of CWL. CWL’s pre-tax earnings increased by $0.8 million during the quarter ended March 31, 2006 in comparison to the year-ago period, primarily due to a 6% increase in average mortgage warehouse advances, partially offset by a decrease in the net interest margin due to increasing competition in the warehouse lending market. Such average advances increased to $4.6 billion in the quarter ended March 31, 2006 from $4.3 billion in the year-ago period, primarily due to an overall increase in activity with Mortgage Banking Segment customers. At March 31, 2006, warehouse lending advances were $3.1 billion.

Capital Markets Segment

Our Capital Markets Segment achieved pre-tax earnings of $155.6 million for the quarter ended March 31, 2006, an increase of $33.5 million, or 27%, from the year-ago period driven by a 29% increase in revenues mainly due to an increase in conduit, underwriting and securities trading revenues offset by a decline in revenues from sales of commercial loans.

The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Revenues:
Conduit	$122,601	$95,988
Underwriting	71,212	51,557
Securities trading	34,664	19,414
Commercial real estate	16,263	29,007
Brokering	6,657	6,209
Other	11,726	1,734
Total revenues	263,123	203,909
Expenses:
Operating expenses	103,471	77,736
Allocated corporate expenses	4,079	4,126
Total expenses	107,550	81,862
Pre-tax earnings	$155,573	$122,047

During the quarter ended March 31, 2006, the Capital Markets Segment generated revenues totaling $122.6 million from its conduit activities, which is primarily from managing the acquisition and sale or securitization of whole loans on behalf of CHL. Conduit revenues for the reporting period increased 28% in comparison to the year-ago period because of an increase in volume associated primarily with adjustable-rate products partially offset by a decrease in margins.

Underwriting revenues increased $19.7 million over the year-ago period because of increased underwriting of CHL securitizations by Capital Markets, partially offset by a decrease in margins.

Total securities trading volume increased 18% over the year-ago period. Securities trading revenue increased 79% due to an increase in trading margins and a shift in trading mix to higher-margin securities.

During the current reporting period, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $16.3 million primarily from sales of commercial real estate loans compared to $29.0 million in the year-ago period. The decrease in revenue was due to a decrease in margins resulting from price competition and a change in the mix of products sold partially offset by an increase in the volume of loans sold and the realization of an advisory fee in the current quarter.

The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the mortgage banking operations, by instrument:

	Quarters Ended March 31,
	2006	2005
	(in millions)
Mortgage-backed securities	$528,350	$420,361
U.S. Treasury securities	357,112	354,503
Asset-backed securities	32,676	34,365
Other	60,217	19,392
Total securities trading volume(1)	$978,355	$828,621

(1)          Approximately 13% and 16% of the segment’s non-U.S. Treasury securities trading volume was with CHL during each of the quarters ended March 31, 2006 and 2005, respectively.

Insurance Segment

The Insurance Segment’s pre-tax earnings increased by $10.4 million over the year-ago period, to $64.9 million. The following table shows pre-tax earnings by business line:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Balboa Reinsurance Company	$46,497	$43,120
Balboa Life and Casualty Operations(1)	22,779	17,317
Allocated corporate expenses	(4,333)	(5,860)
Total Insurance Segment pre-tax earnings	$64,943	$54,577

(1)          Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

The following table shows net insurance premiums earned:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Balboa Reinsurance Company	$51,795	$43,695
Balboa Life and Casualty Operations	227,998	155,823
Total net insurance premiums earned	$279,793	$199,518

The following table shows insurance claim expenses:

	Quarters Ended March 31,
	2006		2005
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$11,075	21%	$6,922	16%
Balboa Life and Casualty Operations	112,967	50%	69,013	44%
Total insurance claim expenses	$124,042		$75,935

Our mortgage reinsurance business produced $46.5 million in pre-tax earnings, an increase of 8% over the year-ago period, driven primarily by growth of 12% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts.

Our Life and Casualty insurance business produced pre-tax earnings of $22.8 million, an increase of $5.5 million, or 32%, from the year-ago period. The increase in earnings was driven by a 46% increase in net earned premiums during the quarter ended March 31, 2006 in comparison to the year-ago period, partially offset by an increase in insurance claim expense expressed as a percentage of net earned premiums. The increase in net earned premiums was primarily attributable to an increase in voluntary homeowners and auto insurance. Insurance claim expenses increased as a percentage of net earned premiums, due to an increase in the mix of voluntary insurance, which has a higher loss ratio than lender-placed lines of business.

Our Life and Casualty insurance operations manage insurance risk by reinsuring portions of such risk. Balboa seeks to earn profits by capitalizing on Countrywide’s customer base and institutional relationships, as well as through operating efficiencies and sound underwriting.

Global Operations Segment

Global Operations pre-tax earnings totaled $10.2 million, an increase of $6.1 million from the year-ago period. The increase in earnings was primarily due to a settlement payment received upon the termination of the joint venture with Barclays Bank, PLC.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

Gain on sale of loans and securities is summarized below:

	Quarters Ended March 31,
	2006			2005
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	As Percentage of Loans Sold	Loans Sold	Amount	As Percentage of Loans Sold
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$76,176,576	$897,734	1.18%	$58,920,588	$729,345	1.24%
Prime Home Equity Loans:
Initial Sales	4,442,526	77,919	1.75%	4,025,409	125,857	3.13%
Subsequent draws	N/A	35,687	N/A	N/A	30,536	N/A
	4,442,526	113,606	2.56%	4,025,409	156,393	3.89%
Nonprime Mortgage Loans	9,090,272	149,437	1.64%	12,486,366	351,492	2.82%
Production Sector	89,709,374	1,160,777	1.29%	75,432,363	1,237,230	1.64%
Reperforming Loans	143,647	1,979	1.38%	459,248	15,566	3.39%
	$89,853,021	1,162,756		$75,891,611	1,252,796
Capital Markets:
Conduit activities(1)	$17,943,454	112,894	0.63%	$9,009,011	81,070	0.90%
Underwriting	N/A	63,101	N/A	N/A	39,448	N/A
Commercial real estate	$942,185	7,563	0.80%	$646,351	27,695	4.28%
Securities trading and other	N/A	3,742	N/A	N/A	(30,365)	N/A
		187,300			117,848
Other	N/A	11,122	N/A	N/A	(8,893)	N/A
		$1,361,178			$1,361,751

(1)          Includes loans purchased from the Mortgage Banking Segment.

The increase in Capital Markets’ gain on sale related to its conduit activities was due to increased sales of mortgage loans partially offset by a decline in margins. The decrease in Capital Markets’ gain on sale related to its commercial real estate activities was due to a decrease in margins on such loans partially offset by an increase in sales of such loans. Capital Markets’ revenues from its securities trading activities consist of gain on sale and interest income. In a steep yield curve environment, net interest income will comprise a larger percentage of total securities trading revenue. As the yield curve flattens, the mix of revenues will naturally shift toward gain on sale of securities. During the quarter ended March 31, 2006 the yield curve was flatter than in the year-ago period, which resulted in a shift in trading revenues from interest income to gain on sale.

For the Mortgage Banking Segment, the effects of changes in the volume of loan sales and the rate of gain on sale (as a percentage of loans sold) on the amount of gain on sale is summarized in the following table:

	Quarters Ended March 31, 2006 vs. March 31, 2005
	Increase (Decrease) Due to
	Loans Sold	Gain on Sale Rate	Total
	(in thousands)
Mortgage Banking:
Prime Mortgage Loans	$204,802	$(36,413)	$168,389
Prime Home Equity Loans:
Initial Sales	11,948	(59,886)	(47,938)
Subsequent draws	5,151	—	5,151
	17,099	(59,886)	(42,787)
Nonprime Mortgage Loans	(79,878)	(122,177)	(202,055)
Total Production Sector	142,023	(218,476)	(76,453)
Reperforming loans	(7,290)	(6,297)	(13,587)
Total Mortgage Banking	$134,733	$(224,773)	$(90,040)

Gain on sale of Prime Mortgage Loans increased in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 due primarily to increased sales of such loans. These positive results were partially offset by lower margins resulting from increased pricing competition.

Gain on sale of Prime Home Equity Loans decreased in the quarter ended March 31, 2006 as compared to the year-ago period due primarily to reduced margins on such loans.

Gain on sale of Nonprime Mortgage Loans decreased in the quarter ended March 31, 2006 as compared to 2005 due primarily to lower margins resulting from increased pricing competition.

Reperforming loans are reinstated loans that had previously defaulted and were repurchased from mortgage securities we issued. The note rate on these loans is typically higher than currently-offered mortgage interest rates and therefore, the margin on these loans is typically higher than margins on Prime Mortgage Loans.

Net Interest Income and Provision for Loan Losses

Net interest income is summarized below:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Net interest income (expense):
Banking Segment loans and securities	$437,908	$267,360
Mortgage Banking Segment loans and securities	113,326	176,331
Loan Servicing Sector:
Interest income on custodial balances	160,027	30,529
Interest expense	(110,370)	(95,867)
Capital Markets Segment securities inventory	32,363	50,910
Other	61,181	61,730
Net interest income	694,435	490,993
Provision for loan losses related to loans held for investment	(63,138)	(19,622)
Net interest income after provision for loan losses	$631,297	$471,371

The increase in net interest income from the Banking Segment was primarily attributable to growth in the average investment in mortgage loans. Average assets in the Banking Segment increased to $78.6 billion during the quarter ended March 31, 2006, an increase of $30.4 billion, or 63% over the year-ago period. Net interest margin remained relatively constant at 2.23% and 2.22% during the quarters ended March 31, 2006 and 2005, respectively.

The decrease in net interest income from Mortgage Banking Segment loans and securities reflects a decrease in net interest margin from the year-ago period. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Short-term interest rates rose more than long-term mortgage interest rates between the year-ago period and the quarter ended March 31, 2006, reducing the net interest margin.

Net interest income from custodial balances increased in the current period due to an increase in the earnings rate from 2.37% during the quarter ended March 31, 2005 to 4.73% during the quarter ended March 31, 2006, and due to an increase of $1.9 billion in average custodial balances over the year-ago period. We are required to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $70.0 million and $73.7 million in the quarters ended March 31, 2006 and 2005, respectively.

Interest expense allocated to the Loan Servicing Sector increased primarily due to the effect of rising interest rates, combined with an increase in total Servicing Sector assets.

The decrease in net interest income from the Capital Markets securities portfolio is attributable to a decrease in the net interest margin from 0.51% in the quarter ended March 31, 2005 to 0.40% in the quarter ended March 31, 2006, partially offset by an increase of 6% in the average inventory of securities held. The decrease in the net interest margin earned on the securities portfolio is primarily due to a larger increase in short-term financing rates versus the increase in rates in the longer-term securities held by the Capital Markets Segment. The decline in net interest income was more than offset by an increase in gain on sale.

The increase in the provision for loan losses is due to the continuing growth and seasoning of the Banking Segment’s loan portfolio, along with deteriorating credit performance of loans held for investment in our Mortgage Banking Segment.

The increase in the allowance for loan losses is due mainly to continuing growth and seasoning of the Bank’s loan portfolio. As the Bank’s portfolio of loans held for investment continues to season, we expect our allowance for loan losses and the related provision for loan losses to increase as a percentage of our portfolio of loans held for investment. As the Bank’s portfolio continues to grow, the impact of seasoning on the allowance as a percentage of loans held for investment will be partially offset by new loans.

Nonaccrual loans, foreclosed assets and the allowance for loan losses at period end are summarized as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Nonaccrual loans(1):
Mortgage loans:
Nonprime	$347,822	$325,257
Prime	227,441	347,476
Prime home equity	119,780	110,040
Subtotal	695,043	782,773
Warehouse lending advances	—	—
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	428,711	465,599
Total nonaccrual loans	1,123,754	1,248,372
Real estate acquired in settlement of loans	152,745	110,499
Total nonaccrual loans and foreclosed assets	$1,276,499	$1,358,871
Nonaccrual loans as a percentage of loans held for investment:
Total	1.5%	1.8%
Excluding loans FHA-insured and VA-guaranteed loans	0.9%	1.1%
Allowance for loan losses	$172,271	$151,274
Allowance for loan losses as a percentage of nonaccrual loans:
Total	15.3%	12.1%
Excluding loans FHA-insured and VA-guaranteed loans	24.8%	19.3%
Allowance for loan losses as a percentage of loans held for investment	0.2%	0.2%

(1)          This amount excludes $414.3 million of government-insured loans eligible for repurchase from Ginnie Mae securities issued by us. Our servicing agreement with Ginnie Mae allows us to repurchase loans that are delinquent more than 90 days instead of continuing to advance the delinquent interest to the security holders. This amount is included in loans held for investment as Countrywide has the option of repurchasing the loans from the securities and is required to include such loans on its balance sheets. However, we do not include these loans in our nonaccrual balances because we have not exercised the option to repurchase the loans.

Loan Servicing Fees and Other Income from MSRs and Retained Interests

Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Servicing fees, net of guarantee fees(1)	$913,462	$720,317
Income from retained interests	133,973	116,975
Late charges	67,341	56,868
Prepayment penalties	53,786	32,903
Global Operations Segment subservicing fees	11,322	28,527
Ancillary fees	20,003	16,768
Total loan servicing fees and income from MSRs and retained interests	$1,199,887	$972,358

(1)   Includes contractually specified servicing fees

The increase in servicing fees, net of guarantee fees, was principally due to a 30% increase in the average servicing portfolio, partially offset by a decrease in the overall annualized net service fee earned from 0.335% of the average portfolio balance during the quarter ended March 31, 2005 to 0.326% during the quarter ended March 31, 2006.

The increase in income from retained interests was due primarily to a 25% increase in the average investment in these assets from the quarter ended March 31, 2005 to the quarter ended March 31, 2006. The yield excludes any impairment charges or recoveries, which are included in recoveries and impairment of retained interests in the consolidated statement of earnings. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of mortgage loans, particularly Nonprime Mortgage and Prime Home Equity Loans.

Realization of Expected Cash Flows from Mortgage Servicing Rights

Effective January 1, 2006, we adopted SFAS 156 and elected to carry our MSRs at fair value with changes in fair value recorded in earnings. The change in fair value of the MSRs that is included in earnings for the quarter ended March 31, 2006 consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in value resulting from changes in interest rates and other market factors. The realization of expected cash flow from MSRs during the quarter resulted in a value reduction of $738.6 million during the quarter ended March 31, 2006.

Change in Value of Mortgage Servicing Rights

We recorded an increase in the fair value of the MSRs in the quarter ended March 31, 2006 of $978.3 million primarily as a result of the increase in mortgage rates during the quarter.

Amortization of Mortgage Servicing Rights

We recorded amortization of MSRs of $472.2 million, or an annual rate of 22%, during the quarter ended March 31, 2005. The amortization rate of the MSRs is dependent on the forecasted prepayment speeds at the beginning of the quarter.

Recovery/ Impairment of Mortgage Servicing Rights

During the quarter ended March 31, 2005, we recorded recovery of previous impairment of MSRs of $452.4 million, primarily driven by the increase in mortgage interest rates during the period.

Impairment of Retained Interests

In the quarters ended March 31, 2006 and 2005, we recognized impairment of retained interests of $120.7 million and $137.1 million, respectively. This impairment was a result of a decline in the value of such securities due to compression of the interest rate spread on the residuals we hold because the interest on the collateral is fixed-rate while the pass-through rate is floating. In the quarter ended March 31, 2006 an increase in market yield requirements for certain of our retained interests also contributed to the decline in value of such securities.

Servicing Hedge Losses

The Servicing Hedge is designed so that the income or loss it generates mitigates the change in value of MSRs and retained interests that is recorded in current period earnings. The values of the derivatives that constitute the primary components of the Servicing Hedge are tied to long-term Treasury, mortgage and swap rate indices. These rates increased during the quarters ended March 31, 2006 and 2005. As a result the Servicing Hedge incurred a loss of $885.9 million, including $133 million of time value decay on the options included in the Servicing Hedge during the quarter ended March 31, 2006 and a loss of $552.3 million, including $119 million of time value decay during the quarter ended March 31, 2005.

In a stable interest rate environment, we expect to incur no significant declines in value other than the realization of cash flows from the MSRs; however, we expect to incur expenses related to the Servicing Hedge caused primarily by time value decay on options used in the hedge. The level of Servicing Hedge gains or losses in any period depends on various factors such as the size and composition of the hedge, the shape of the yield curve and the level of implied interest rate volatility.

Net Insurance Premiums Earned

An increase in premiums earned on the voluntary homeowners and auto lines of business along with an increase in reinsurance premiums earned contributed to the $80.3 million increase in net insurance premiums earned.

Other Revenue

Other revenue consisted of the following:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Appraisal fees, net	$31,262	$21,565
Credit report fees, net	19,346	18,521
Global Operations Segment processing fees	10,247	12,984
Title services	9,934	11,558
Insurance agency commissions	7,340	4,870
Increase (decrease) in cash surrender value of life insurance	6,589	(648)
Other	45,885	40,152
Total other revenue	$130,603	$109,002

Compensation Expenses

Compensation expenses increased $288.3 million, or 37%, during the quarter ended March 31, 2006 as compared to the year-ago period as summarized below:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Base salaries	$543,032	$449,367
Incentive bonus and commissions	456,299	379,580
Payroll taxes and benefits	233,656	149,538
Deferral of loan origination costs	(158,169)	(192,006)
Total compensation expenses	$1,074,818	$786,479

Average workforce by segment is summarized below:

	Quarters Ended March 31,
	2006	2005
Mortgage Banking	41,980	32,783
Banking	2,220	1,552
Capital Markets	712	579
Insurance	2,144	1,909
Global Operations	2,411	2,345
Corporate Administration	5,126	4,068
Average workforce, including temporary staff	54,593	43,236

In the Loan Production Sector, compensation expenses increased $135.4 million, or 23%, prior to the deferral of loan origination costs, because of a 26% increase in average staff to accommodate growth in loan production and to expand our operations to support our long-term objective of market share growth.

In the Loan Servicing Sector, compensation expense rose $25.4 million, or 32%, to accommodate a 17% increase in the number of loans serviced. Compensation expenses increased in most other business segments and corporate areas, reflecting growth in the Company.

Incremental direct costs associated with the origination of loans are deferred when incurred. Subsequent treatment of these costs is based on whether the loans are held for sale or held for investment. If the loan is sold, the costs deferred are included as a component of gain on sale; if the loan is held for investment, the costs are amortized to interest income over the life of the loan.

Occupancy and Other Office Expenses

Occupancy and other office expenses are summarized below:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Office and equipment rentals	$53,142	$42,591
Utilities	44,835	34,658
Depreciation expense	47,771	33,524
Postage and courier service	25,217	23,537
Office supplies	18,746	16,021
Dues and subscriptions	15,695	12,252
Repairs and maintenance	13,152	11,738
Other	26,773	14,335
Total occupancy and other office expenses	$245,331	$188,656

Occupancy and other office expenses for the quarter ended March 31, 2006 increased by 30%, or $56.7 million, primarily to accommodate a 26% increase in the average workforce.

Insurance Claim Expenses

Insurance claim expenses were $124.0 million for the quarter ended March 31, 2006 as compared to $75.9 million for the year-ago period. The increase in insurance claim expenses was due mainly to growth in our insurance book of business and an increase in our voluntary insurance which has a higher loss ratio than lender-placed lines of business.

Advertising and Promotion Expenses

Advertising and promotion expenses increased 9% from the quarter ended March 31, 2005, as a result of a shift in the mortgage loan production market towards purchase activity, which generally requires more advertising and promotion than refinance activity, which is customarily driven by increased consumer demand for mortgages resulting from low interest rates.

Other Operating Expenses

Other operating expenses are summarized below:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Legal, consulting, accounting and auditing expenses	$50,362	$27,461
Insurance commission expense	45,382	31,570
Travel and entertainment	36,357	23,758
Taxes and licenses	15,365	10,540
Losses on servicing-related advances	15,240	21,455
Insurance	14,732	11,649
Software amortization and impairment	14,418	13,108
Other	45,976	39,675
Deferral of loan origination costs	(25,668)	(29,577)
Total other operating expenses	$212,164	$149,639

Quantitative and Qualitative Disclosures About Market Risk

The primary market risk we face is interest rate risk. The predominant type of interest rate risk at Countrywide is price risk, which is the risk that the value of our assets and liabilities will change due to changes in interest rates. Interest rate risk also includes the risk that the net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. From an enterprise perspective, we manage interest rate risk through the natural counterbalance of our loan production and servicing businesses. We also use various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of our interest rate lock commitments, Mortgage Loan Inventory and MBS held for sale, MSRs and retained interests and trading securities, as well as a portion of our debt. The overall objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates. Our Corporate Asset/Liability Management Committee, which is comprised of several of the Company’s senior financial executives, is responsible for management of this risk.

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

We employ various commonly used modeling techniques to value our financial instruments in connection with these sensitivity analyses. For mortgage loans, MBS, MBS forward contracts, collateralized mortgage obligations and MSRs, option-adjusted spread (“OAS”) models are used. The primary assumptions used in these models for the purpose of these sensitivity analyses are prepayment speeds and the implied market volatility of interest rates. For options and interest rate floors, an option-

pricing model is used. The primary assumption used in this model is implied market volatility of interest rates. Retained interests are valued using a zero volatility discounted cash flow model. The primary assumptions used in these models are prepayment rates, discount rates and credit losses.

The following table summarizes the estimated change in fair value of our interest-rate-sensitive assets, liabilities and commitments as of March 31, 2006, given several hypothetical, (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(in millions)
MSRs and other financial instruments:
MSRs and retained interests	$(2,624)	$(1,155)	$828	$1,373
Impact of Servicing Hedge:
Mortgage-based	244	122	(122)	(243)
Swap-based	2,187	832	(472)	(751)
Treasury-based	282	61	(4)	(4)
MSRs and retained interests, net	89	(140)	230	375
Interest rate lock commitments	296	200	(307)	(674)
Mortgage Loan Inventory	1,020	595	(731)	(1,556)
Impact of associated derivative instruments:
Mortgage-based	(1,381)	(820)	1,049	2,230
Treasury-based	89	26	15	37
Eurodollar-based	(92)	(48)	59	124
Interest rate lock commitments and Mortgage Loan Inventory, net	(68)	(47)	85	161
Countrywide Bank:
Securities portfolio	178	103	(124)	(263)
Mortgage loans	616	329	(359)	(747)
Deposit liabilities	(283)	(146)	151	303
Federal Home Loan Bank advances	(200)	(97)	90	173
Countrywide Bank, net	311	189	(242)	(534)
Notes payable and capital securities	(677)	(340)	325	638
Impact of associated derivative instruments:
Swap-based	100	51	(51)	(101)
Notes payable and capital securities, net	(577)	(289)	274	537
Insurance company investment portfolios	57	29	(29)	(59)
Net change in fair value related to MSRs and other financial instruments	$(188)	$(258)	$318	$480
Net change in fair value related to broker-dealer trading securities	$(20)	$(6)	$(4)	$(15)

The following table summarizes the estimated change in fair value of the Company’s interest-rate-sensitive assets, liabilities and commitments as of December 31, 2005, given several hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(in millions)
Net change in fair value related to MSRs and other financial Instruments	$(429)	$(419)	$695	$1,333
Net change in fair value related to broker-dealer trading securities	$(18)	$(3)	$(11)	$(33)

These sensitivity analyses are limited in that they were performed at a particular point in time; are based on the hedge position in place at that particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. Not all of the changes in fair value would affect current period earnings. For example, changes in fair value of securities accounted for as available-for-sale are recognized as a component of shareholders’ equity, net of income taxes, and our debt is carried at its unpaid principal balance net of issuance discount or premium. Absent hedge accounting, changes in the market value of our debt are not recorded in current-period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

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

Credit Risk Management

Sale of Loans—Representations and Warranties

Nearly all of the mortgage loans that we originate in our Mortgage Banking Segment are sold into the secondary mortgage market in the form of securities, and to a lesser extent in the form of loans. In the case of both securitizations and loan sales, we assume potential liability under the representations and warranties we make to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In either case, we bear the risk of any subsequent credit loss on the mortgage loans. The liability associated with this risk totaled $271.9 million at March 31, 2006 and $169.8 million at December 31, 2005. The increase in this representation and warranty reserve is due mainly to securitizations in the current quarter together with an increase in loan sales, which had more extensive representations and warranties than securitizations. The expense associated with the reserve for representations and warranties is recorded as a component of gain on sale of loans in the consolidated income statement.

Securitization Credit Recourse

When we securitize our mortgage loans, we may retain limited credit risk. As described in our 2005 Annual Report, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity Loans and Nonprime Mortgage Loans generally are securitized with limited recourse for credit losses.

Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. These amounts at March 31, 2006 are as follows:

March 31, 2006
(in thousands)
Subordinated Interests:
Prime home equity residual securities	$790,965
Prime home equity line of credit transferor’s interest	420,297
Nonprime residual securities	416,494
Prime residual securities	54,387
Subordinated mortgage-backed pass-through securities	1,941
$1,684,084
Corporate guarantees in excess of recorded liability	$386,222

The carrying value of the residual securities is net of expected future credit losses.

The total credit losses incurred for the quarters ended March 31, 2006 and 2005 related to all of our mortgage loan sales activities are summarized as follows:

	Quarters Ended March 31,
	2006	2005
	(in thousands)
Nonprime securitizations with retained residual interest	$24,005	$19,792
Repurchased or indemnified loans	12,616	8,305
Prime home equity securitizations with retained residual interest	11,915	4,497
Prime home equity securitizations with corporate guarantee	2,542	436
Nonprime securitizations with corporate guarantee	2,429	4,518
VA losses in excess of VA guarantee	488	526
	$53,995	$38,074

Portfolio Lending Activities

As discussed in the preceding section, “Detailed Line Item Discussion of Consolidated Revenue and Expense Items—Net Interest Income and Provision for Loan Losses,” we have a portfolio of mortgage loans held for investment, consisting primarily of Prime Mortgage and Prime Home Equity Loans, with unpaid principal balances that amounted to $68.8 billion at March 31, 2006. This portfolio is held primarily in our Bank. Of the amount held in the Bank, $3.8 billion of Prime Home Equity Loans with combined loan-to-value ratios equal to or above 90% are covered by pool insurance policies that provides partial protection against credit losses. Otherwise, after taking into consideration primary mortgage insurance (which is generally required for conventional loans with loan-to-value ratios greater than 80%), we generally retain full credit exposure on these loans.

We also provide short-term secured mortgage-loan warehouse advances to various lending institutions, which totaled $3.1 billion at March 31, 2006. We incurred no credit losses related to this activity during the quarter ended March 31, 2006.

Mortgage Reinsurance

We provide mortgage reinsurance on certain mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premium.

As of March 31, 2006, approximately $81.4 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At March 31, 2006, the maximum aggregate losses under the reinsurance contracts was limited to $724.4 million. We are required to pledge securities to cover this potential liability. For the three months ended March 31, 2006, we did not experience any losses under our reinsurance contracts.

Mortgage Loans Held for Sale

At March 31, 2006, mortgage loans held for sale amounted to $32.1 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with loan-to-value ratios greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

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

The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements at March 31, 2006, before and after collateral held by us, was as follows:

March 31, 2006
(in millions)
Aggregate credit exposure before collateral held	$701
Less: collateral held	(362)
Net aggregate unsecured credit exposure	$339

For the quarter ended March 31, 2006, we incurred no credit losses due to non-performance of any of our counterparties.

Loan Servicing

The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans and securities held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated.

	Quarters Ended March 31,
	2006	2005
	(in millions)
Beginning owned servicing portfolio	$1,081,189	$821,475
Add: Loan production	103,418	91,460
Purchased MSRs (bulk acquisitions)	101	17,931
Less: Runoff(1)	(58,229)	(58,639)
Ending owned servicing portfolio	1,126,479	872,227
Subservicing portfolio	26,172	21,178
Total servicing portfolio	$1,152,651	$893,405
MSR portfolio	$1,024,220	$798,518
Mortgage loans owned	102,259	73,709
Subservicing portfolio	26,172	21,178
Total servicing portfolio	$1,152,651	$893,405

	March 31,
	2006	2005
	(in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$910,349	$677,251
Nonprime Mortgage	114,378	93,607
Prime Home Equity	51,486	49,014
FHA-insured mortgage	37,112	39,228
VA-guaranteed mortgage	13,154	13,127
Total owned portfolio	$1,126,479	$872,227
Delinquent mortgage loans(2):
30 days	2.02%	2.03%
60 days	0.64%	0.57%
90 days or more	1.02%	0.71%
Total delinquent mortgage loans	3.68%	3.31%
Loans pending foreclosure(2)	0.47%	0.43%
Delinquent mortgage loans(2):
Conventional	2.06%	1.99%
Nonprime Mortgage	12.51%	9.59%
Prime Home Equity	1.43%	0.97%
Government	11.61%	10.50%
Total delinquent mortgage loans	3.68%	3.31%
Loans pending foreclosure(2):
Conventional	0.21%	0.22%
Nonprime Mortgage	2.35%	1.84%
Prime Home Equity	0.06%	0.05%
Government	1.08%	1.14%
Total loans pending foreclosure	0.47%	0.43%

(1)          Runoff refers to principal repayments on loans.

(2)          Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their non-performing status.

We attribute the overall increase in delinquencies in our servicing portfolio primarily to increases in the loans in hurricane-affected areas, which contributed 27 basis points to the increase, and to a lesser extent to the seasoning of the servicing portfolio. We believe the delinquency rates in our servicing portfolio are consistent with rates for similar mortgage loan portfolios in the industry.

Liquidity and Capital Resources

We regularly forecast our potential funding needs over three-month and longer horizons, taking into account debt maturities and potential peak balance sheet levels. We establish reliable sources of liquidity sized to meet a range of potential future funding requirements. We currently have $89.8 billion in available sources of short-term liquidity, which represents an increase of $0.1 billion from December 31, 2005. We believe we have adequate financing capacity to meet our currently foreseeable needs.

As part of our strategic capital management and as a cost effective means for financing growth, the Company issued $500 million in callable floating-rate subordinated notes during the third quarter of 2005. These subordinated notes are eligible for Tier 2 regulatory capital treatment and represent an efficient and non-dilutive means for supporting the Company’s capital management efforts. Other capital raising alternatives under consideration to address future needs include various non-dilutive securities that receive a high degree of equity treatment by regulators, credit rating agencies or both.

At March 31, 2006 and December 31, 2005, the Company’s and the Bank’s regulatory capital ratios and amounts and minimum required capital ratios for each entity to maintain a “well capitalized” status were as follows:

	March 31, 2006
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.8%	$13,187,557	7.2%	$5,597,873
Risk-Based Capital:
Tier 1	6.0%	11.6%	$13,187,557	12.0%	$5,597,873
Total	10.0%	12.7%	$14,477,045	12.3%	$5,732,138

(1)          Minimum required to qualify as “well capitalized.”

	December 31, 2005
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.3%	$12,564,162	7.3%	$5,343,675
Risk-Based Capital:
Tier 1	6.0%	10.7%	$12,564,162	12.2%	$5,343,675
Total	10.0%	11.7%	$13,760,176	12.5%	$5,457,019

(1)          Minimum required to qualify as “well capitalized.”

Cash Flows

Cash flows provided by operating activities was $3.3 billion for the three months ended March 31, 2006, compared to $0.2 billion for the three months ended March 31, 2005. The increase in net cash flow provided by operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to a $7.6 billion net increase in cash provided related to mortgage loans. In the quarter ended March 31, 2006 proceeds from the sales of mortgage loans exceeded funds used to originate and purchase mortgage loans by $4.5 billion. In the quarter ended March 31, 2005 funds used to originate and purchase mortgage loans exceeded proceeds from the sales of mortgage loans by $3.1 billion. This increase in cash provided by operations was partially offset by a $3.4 billion increase in cash used to settle trading securities.

Net cash used by investing activities was $2.5 billion for the three months ended March 31, 2006, compared to $18.1 billion for the three months ended March 31, 2005. The decrease in net cash used in investing activities was attributable to a $3.8 billion decrease in cash used to fund loans held for investment, combined with a $1.9 billion decrease in cash used to fund investments in other financial instruments and a $9.7 billion decrease in securities purchased under agreements to resell, securities borrowed and federal funds sold.

Net cash provided by financing activities for the three months ended March 31, 2006 totaled $0.8 billion, compared to $17.9 billion for the three months ended March 31, 2005. The decrease in cash provided by financing activities was comprised of a $15.1 billion net decrease in short-term borrowings, including securities sold under agreements to repurchase and a $2.3 billion decrease in long-term debt.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

In the ordinary course of our business we engage in financial transactions that are not reflected on our balance sheet. (See Note 2—“Summary of Significant Accounting Policies” in the 2005 Annual Report for a description of our consolidation policy.) Such transactions are structured to manage our interest rate, credit or liquidity risks, to diversify funding sources or to optimize our capital.

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

Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Loans generally are securitized with limited recourse for credit losses. During the quarter ended March 31, 2006, we securitized $8.5 billion in Nonprime Mortgage and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Management.”

We do not believe that any of our off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2006, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Obligations:
Notes payable	$18,087,669	$27,544,857	$11,446,886	$1,991,529	$59,070,941
Time deposits	$17,681,879	$4,144,440	$1,564,443	$1,455,840	$24,846,602
Operating leases	$169,233	$249,931	$111,418	$31,900	$562,482
Purchase obligations	$151,124	$12,931	$5,242	$668	$169,965

As of March 31, 2006, the Company had undisbursed home equity lines of credit and construction loan commitments of $7.5 billion and $1.4 billion, respectively. As of March 31, 2006, outstanding commitments to fund mortgage loans totaled $42.3 billion, outstanding commitments to sell mortgage loans totaled $31.2 billion and outstanding commitments to buy mortgage loans totaled $18.5 billion.

In connection with the Company’s underwriting activities, the Company had commitments to purchase and sell new issues of securities aggregating $130.2 million and $62.4 million at March 31, 2006, respectively.

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

To compete effectively in this environment, mortgage lenders must have a very high level of operational, technological and managerial expertise. In addition, the residential mortgage business has become more capital-intensive and therefore access to capital at a competitive cost is critical. Primarily because of these factors, the industry has undergone consolidation in recent years.

Today, large and sophisticated financial institutions dominate the residential mortgage industry. According to the trade publication Inside Mortgage Finance, the top 30 originators produced 91% of all loans originated during the quarter ended March 31, 2006, as compared to 90% for during the quarter ended December 31, 2005.

The loan volume for the top five originators, according to Inside Mortgage Finance, is as follows:

Institution	Three Months Ended March 31, 2006	Three Months Ended December 31, 2005
	(in billions)
Countrywide	$103	$133
Wells Fargo Home Mortgage	91	117
Washington Mutual	52	60
Chase Home Finance	41	45
CitiMortgage(1)	36	—
Bank of America Mortgage(1)	—	40
Total for Top Five	$323	$395

(1)          Comparative data not included for quarter in which the institution was not in the top five originators.

We believe the consolidation trend will continue, as the aforementioned market forces will continue to drive out weak competitors. We believe Countrywide will benefit from this trend through increased market share and enhanced ability to recruit talented personnel.

Compared to Countrywide, the other industry leaders are less reliant on the secondary mortgage market as an outlet for adjustable-rate mortgages, due to their greater portfolio lending capacity. This could place us at a competitive disadvantage in the future if the demand for adjustable-rate mortgages continues, and either the secondary mortgage market does not continue to provide a competitive outlet for these loans, or we are unable to sustain an adequate portfolio lending capacity.

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

SFAS 123R’s measurement requirements for employee stock options are similar to those under the fair value method of SFAS 123, which is the basis for the pro forma stock-based compensation disclosure in “Note 3—Earnings Per Share” in the financial statement section of this Report. However, SFAS 123R requires:

•       initial and ongoing estimates of the amount of shares that will vest while SFAS 123 provided entities the option of assuming that all shares would vest and then “truing up” compensation cost and expense as shares were forfeited

•  different measurements of awards that contain performance or market conditions

•  distinguishment of awards between equity and liabilities based on guidance in Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity”.

SFAS 123R also provides for the use of alternative models to determine compensation cost related to stock option grants. The model the Company will use to value its employee stock based compensation is a variant of the Black-Scholes-Merton option pricing model. Adoption of SFAS 123R is expected to have an effect of approximately $40 million net of tax related to the expensing of prior periods’ unamortized grants in 2006. The Company adopted SFAS 123R on January 1, 2006.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” (“SFAS 140”) SFAS 156 changes SFAS 140 by requiring that Mortgage Servicing Rights (“MSRs”) be initially recognized at their fair value and by providing the option to either: (1) carry MSRs at fair value with changes in fair value recognized in earnings; or (2) continue recognizing periodic amortization expense and assess the MSRs for impairment as was originally required by SFAS 140. This option may be applied by class of servicing asset or liability. The subsequent measurement of MSRs at fair value eliminates the need for entities that manage risks inherent in MSRs with derivatives to qualify for hedge accounting treatment under SFAS 133. SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. This statement also requires servicing rights to be measured initially at fair value and considered part of the proceeds received in exchange for the sale of assets. We have chosen to early adopt this standard in the current quarter and elected fair value accounting for our existing types of residential mortgage servicing rights. The carrying amount of mortgage servicing rights (“MSRs”) at December 31, 2005 was adjusted on January 1, 2006 to reflect the change in measurement to fair value and is included as a cumulative-effect adjustment to retained earnings as of January 1, 2006 in the amount of $67.1 million.

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

•       Descriptions of assumptions underlying or relating to any of the foregoing.

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to the following:

•       Changes in general business, economic, market and political conditions from those expected

•       Our inability to effectively implement our business strategies or manage the volatility inherent in the mortgage banking business

•       The fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain

•       The level of competition in each of our business segments

•       Negative public opinion that could damage our reputation

•       Changes in generally accepted accounting principles or in the legal, regulatory and legislative environments in the markets in which the Company operates

•       Incomplete or inaccurate information provided by customers and counterparties, or adverse changes in the financial condition of our customers and counterparties

•       Operational risk

•       A general decline in U.S. housing prices or in activity in the U.S. housing market

•       A loss of investment-grade credit ratings, which may result in increased cost of debt or loss of access to corporate debt markets

•       A reduction in the availability of secondary markets for our mortgage loan products

•       A reduction in government support of homeownership

•       A change in our relationship with the housing-related government agencies and government sponsored enterprises (“GSEs”)

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

In response to this Item, the information set forth on pages 58 to 60 of this Form 10-Q is incorporated herein by reference.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

We have conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities during the period in which this quarterly report on Form 10-Q was being prepared.

Internal Control over Financial Reporting

Changes to Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month during the three months ended March 31, 2006.

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program(1)
January	17,108	$35.44	n/a	n/a
February	36,600	$35.19	n/a	n/a
March	32,555	$35.66	n/a	n/a
Total	86,263	$35.42	n/a	n/a

(1)          The Company has no publicly announced plans or programs to repurchase its stock. The shares indicated in this table represent only the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

Item 6.   Exhibits

(a)   Exhibits

See Index of Exhibits on page 73.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION
(Registrant)
Dated: May 9, 2006	By:	/s/ STANFORD L. KURLAND
Stanford L. Kurland
President and Chief Operating Officer
Dated: May 9, 2006	By:	/s/ ERIC P. SIERACKI
Eric P. Sieracki
Executive Managing Director and Chief Financial Officer

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q
March 31, 2006

INDEX OF EXHIBITS

Exhibit No.	Description
4.58	Indenture, dated February 1, 2005, among the Company, CHL and The Bank of New York, as Trustee.
4.59*

Form of Medium-Term Notes, Series B (fixed-rate) of CFC (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File
Nos. 333-131707, 333-131707-01, 333-131707-02 and 333-131707-03), filed with the SEC on February 9, 2006).

4.60*

Form of Medium-Term Notes, Series B (floating-rate) of CFC (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-131707, 333-131707-01, 333-131707-02 and 333-131707-03), filed with the SEC on February 9, 2006).

+10.127*	Amended and Restated Annual Incentive Plan, dated as of June 16, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2005).
+10.128*

Supplemental Savings and Investment Deferred Compensation Plan, dated as of
December 30, 2005, effective as of February 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2006).

+10.129	Executive Contribution Account Plan.
12.1	Computation of the Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*       Incorporated by reference

+     Constitutes a management contract or compensatory plan or arrangement