Form 10-Q
period 2006-06-30
COUNTRYWIDE FINANCIAL CORP
filed 2006-08-07
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common Stock $.05 par value	612,018,305

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q
June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
	(in thousands, except share data)
ASSETS
Cash	$2,369,346	$1,031,108
Mortgage loans held for sale	35,390,972	36,808,185
Trading securities owned, at fair value	14,212,594	10,314,384
Trading securities pledged as collateral, at fair value	1,143,122	668,189
Securities purchased under agreements to resell, securities borrowed and federal funds sold	25,285,191	23,317,361
Loans held for investment, net of allowance for loan losses of $183,581 and $189,201, respectively	79,807,599	69,865,447
Investments in other financial instruments, at fair value	11,596,534	11,260,725
Mortgage servicing rights, at fair value	15,320,575	—
Mortgage servicing rights, net	—	12,610,839
Premises and equipment, net	1,469,203	1,279,659
Other assets	8,389,327	7,929,473
Total assets	$194,984,463	$175,085,370
LIABILITIES
Notes payable	$76,527,368	$76,187,886
Securities sold under agreements to repurchase and federal funds purchased	38,161,225	34,153,205
Deposit liabilities	50,552,049	39,438,916
Accounts payable and accrued liabilities	7,742,575	6,358,158
Trading securities sold, not yet purchased, at fair value	3,077,327	2,285,171
Income taxes payable	4,626,962	3,846,174
Total liabilities	180,687,506	162,269,510
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock—authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock—authorized, 1,000,000,000 shares of $0.05 par value; issued, 611,020,036 shares and 600,169,268 shares at June 30, 2006 and December 31, 2005, respectively; outstanding, 610,744,980 shares and 600,030,686 shares at June 30, 2006 and December 31, 2005, respectively	30,551	30,008
Additional paid-in capital	3,268,420	2,954,019
Accumulated other comprehensive (loss) income	(63,840)	61,114
Retained earnings	11,061,826	9,770,719
Total shareholders’ equity	14,296,957	12,815,860
Total liabilities and shareholders’ equity	$194,984,463	$175,085,370

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited) (in thousands, except per share data)
Revenues
Gain on sale of loans and securities	$1,527,450	$1,145,409	$2,888,628	$2,507,160
Interest income	2,845,580	1,770,642	5,439,338	3,257,572
Interest expense	(2,155,106)	(1,229,234)	(4,054,429)	(2,225,171)
Net interest income	690,474	541,408	1,384,909	1,032,401
Provision for loan losses	(61,898)	(17,101)	(125,036)	(36,723)
Net interest income after provision for loan losses	628,576	524,307	1,259,873	995,678
Loan servicing fees and other income from mortgage servicing rights and retained interests	1,207,159	1,019,149	2,407,046	1,991,507
Realization of expected cash flows from mortgage servicing rights	(768,132)	—	(1,506,699)	—
Amortization of mortgage servicing rights	—	(482,373)	—	(954,560)
Change in fair value of mortgage servicing rights	569,002	—	1,547,283	—
Impairment of mortgage servicing rights	—	(1,281,340)	—	(828,906)
Recovery (impairment) of retained interests	51,498	(97,629)	(69,156)	(234,699)
Servicing hedge (losses) gains	(621,074)	1,147,158	(1,506,944)	594,866
Net loan servicing fees and other income from mortgage servicing rights and retained interests	438,453	304,965	871,530	568,208
Net insurance premiums earned	284,226	215,478	564,019	414,996
Other	121,511	117,784	252,114	226,786
Total revenues	3,000,216	2,307,943	5,836,164	4,712,828
Expenses
Compensation	1,143,707	850,143	2,218,525	1,636,622
Occupancy and other office	261,080	225,137	506,411	413,793
Insurance claims	102,809	88,786	226,851	164,721
Advertising and promotion	65,686	53,615	125,916	108,794
Other	232,911	155,381	445,075	305,020
Total expenses	1,806,193	1,373,062	3,522,778	2,628,950
Earnings before income taxes	1,194,023	934,881	2,313,386	2,083,878
Provision for income taxes	471,833	368,423	907,685	828,568
NET EARNINGS	$722,190	$566,458	$1,405,701	$1,255,310
Basic	$1.19	$0.96	$2.32	$2.14
Diluted	$1.15	$0.92	$2.25	$2.05

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(Unaudited)
	(in thousands, except share data)
Balance at December 31, 2004	581,648,881	$29,085	$2,570,402	$118,943	$7,591,646	$10,310,076
Comprehensive income:
Net earnings for the period	—	—	—	—	1,255,310	1,255,310
Other comprehensive income (loss), net of tax:
Net unrealized gains from available-for-sale securities	—	—	—	36,738	—	36,738
Net unrealized gains from cash flow hedging instruments	—	—	—	2,824	—	2,824
Net change in foreign currency translation adjustment	—	—	—	(15,541)	—	(15,541)
Total comprehensive income						1,279,331
Issuance of stock pursuant to stock-based compensation plans	10,137,698	511	142,008	—	—	142,519
Tax benefit of stock options exercised	—	—	74,312	—	—	74,312
Issuance of common stock, net of treasury stock	440,335	22	15,366	—	—	15,388
Issuance of common stock for conversion of convertible debt	803,461	40	2,065	—	—	2,105
Tax benefit of interest on conversion of convertible debt	—	—	1,939	—	—	1,939
Cash dividends paid—$0.29 per common share	—	—	—	—	(170,036)	(170,036)
Balance at June 30, 2005	593,030,375	$29,658	$2,806,092	$142,964	$8,676,920	$11,655,634
Balance at December 31, 2005	600,030,686	$30,008	$2,954,019	$61,114	$9,770,719	$12,815,860
Remeasurement of mortgage servicing rights to fair value upon adoption of SFAS 156	—	—	—	—	67,065	67,065
Balance as adjusted, January 1, 2006	600,030,686	30,008	2,954,019	61,114	9,837,784	12,882,925
Comprehensive income:
Net earnings for the period	—	—	—	—	1,405,701	1,405,701
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(127,156)	—	(127,156)
Net unrealized losses from cash flow hedging instruments	—	—	—	(9,918)	—	(9,918)
Net change in foreign currency translation adjustment	—	—	—	12,120	—	12,120
Total comprehensive income						1,280,747
Issuance of stock pursuant to stock-based compensation plans	9,811,695	498	232,775	—	—	233,273
Tax benefit of stock options exercised	—	—	62,343	—	—	62,343
Issuance of common stock, net of treasury stock	487,731	24	17,839	—	—	17,863
Issuance of common stock for conversion of convertible debt	414,868	21	1,444	—	—	1,465
Cash dividends paid—$0.30 per common share	—	—	—	—	(181,659)	(181,659)
Balance at June 30, 2006	610,744,980	$30,551	$3,268,420	$(63,840)	$11,061,826	$14,296,957

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
	(in thousands)
Cash flows from operating activities:
Net earnings	$1,405,701	$1,255,310
Adjustments to reconcile net earnings to net cash used by operating activities:
Gain on sale of loans and securities	(2,888,628)	(2,507,160)
Accretion of discount on securities	(233,832)	(194,797)
Interest capitalized on loans	(273,469)	(17,452)
Accretion of fair value adjustments and discount on notes payable	(57,913)	(13,511)
Net change in fair value of hedged notes payable and related interest-rate and foreign-currency swaps	8,408	1,203
Amortization of deferred fees on time deposits	9,594	6,421
Amortization of deferred premiums, discounts, fees and costs, net	160,938	82,176
Provision for loan losses	125,036	36,723
Change in fair value of mortgage servicing rights	(1,547,283)	—
Change in MSR value due to realization of expected cash flows from mortgage servicing rights	1,506,699	—
Amortization of mortgage servicing rights	—	954,560
Impairment of mortgage servicing rights	—	335,476
Changes in fair value of mortgage servicing rights attributable to hedged risk	—	493,430
Impairment of retained interests	84,054	173,341
Depreciation and other amortization	124,641	125,968
Stock-based compensation expense	82,182	19,207
Provision for deferred income taxes	676,286	535,751
Origination and purchase of loans and mortgage-backed securities held for sale	(209,604,399)	(188,906,332)
Proceeds from sale and principal repayments of loans and mortgage-backed securities	211,183,272	184,830,141
Increase in trading securities	(4,272,282)	(2,642,632)
Decrease (increase) in investments in other financial instruments	847,640	(1,123,799)
Increase in other assets	(486,897)	(412,851)
Increase in accounts payable and accrued liabilities	1,362,244	1,261,677
Increase (decrease) in trading securities sold, not yet purchased, at fair value	792,156	(196,814)
Increase in income taxes payable	152,585	130,991
Net cash used by operating activities	(843,267)	(5,772,973)
Cash flows from investing activities:
Increase in securities purchased under agreements to resell, federal funds sold and securities borrowed	(1,967,830)	(8,551,760)
Additions to loans held for investment, net	(10,692,342)	(22,968,583)
Sales of loans held for investment	64,876	—
Additions to investments in other financial instruments	(2,264,291)	(3,782,769)
Proceeds from sale and repayment of investments in other financial instruments	1,951,013	3,700,750
Purchases of mortgage servicing rights	(8,067)	(197,040)
Purchase of premises and equipment, net	(287,142)	(268,306)
Net cash used by investing activities	(13,203,783)	(32,067,708)
Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(3,893,137)	1,449,310
Issuance of long-term debt	13,486,181	12,254,530
Repayment of long-term debt	(9,366,919)	(5,397,588)
Net increase in securities sold under agreements to repurchase and federal funds purchased	4,008,020	19,075,448
Net increase in deposit liabilities	11,103,539	10,581,339
Excess tax benefits related to stock option payments	60,309	74,312
Issuance of common stock	168,954	138,700
Payment of dividends	(181,659)	(170,036)
Net cash provided by financing activities	15,385,288	38,006,015
Net increase in cash	1,338,238	165,334
Cash at beginning of period	1,031,108	751,237
Cash at end of period	$2,369,346	$916,571

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, including a description of the Company’s significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005 for the Company (the “2005 Annual Report”).

Certain amounts reflected in the prior year consolidated financial statements have been reclassified to conform to current year presentation.

Note 2—Adoption of Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”)

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

The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended June 30,
	2006			2005
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
	(in thousands, except per share data)
Net earnings and basic earnings per share	$722,190	607,831	$1.19	$566,458	588,538	$0.96
Effect of dilutive securities:
Convertible debentures	—	—		83	2,140
Dilutive stock options	—	18,779		—	24,310
Diluted earnings and earnings per share	$722,190	626,610	$1.15	$566,541	614,988	$0.92

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30,
	2006			2005
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
	(in thousands, except per share data)
Net earnings and basic earnings per share	$1,405,701	604,725	$2.32	$1,255,310	585,884	$2.14
Effect of dilutive securities:
Convertible debentures	15	109		191	2,430
Dilutive stock options	—	18,639		—	25,153
Diluted earnings and earnings per share	$1,405,716	623,473	$2.25	$1,255,501	613,467	$2.05

During the quarters ended June 30, 2006 and 2005, stock options to purchase 72,890 shares and 25,500 shares, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive. During the six months ended June 30, 2006 and 2005, stock options to purchase 123,940 shares and 30,300 shares, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”), an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective application approach. In accordance with SFAS 123R, the Company began charging the unamortized value of previously granted employee stock options to compensation expense during the current period. For awards after January 1, 2006 made to retirement-eligible employees that vest upon retirement, the Company is required under SFAS 123R to immediately charge the associated value to expense. The value of grants after January 1, 2006 to other employees must be amortized over the lesser of (a) the nominal vesting period or (b) for options that vest upon retirement, the period until the grantee becomes retirement-eligible.

As of June 30, 2006, the Company has issued stock options and shares of restricted stock that, depending on the year granted and other factors, have different vesting requirements. Generally, stock options issued before 2004 vest over a period of three to four years and expire five or ten years after the grant date. Stock options awarded in 2004 become vested upon attainment of specific earnings performance targets and, in any event, four and a half years after the grant date regardless of attainment of the earnings targets and expire five years after the date of grant. Generally, stock options granted in 2005 were fully vested. Stock options and stock appreciation rights awarded in 2006 generally vest over a three-year period and expire five to ten years after grant date. Off-cycle awards and awards to new hires have various vesting schedules. Generally, restricted stock vests over a period of three years although some restricted stock awards granted in 2004 had a performance-based component similar to the stock options granted that year.

The impact of adopting SFAS 123R for the three and six months ended June 30, 2006, was a charge of approximately $36.9 million and $50.0 million, respectively ($24.3 million, net of tax, or $0.04 per diluted share and $34.3 million, net of tax or $0.05 per diluted share) respectively to compensation expense. The

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

remaining unrecognized compensation cost related to unvested awards as of June 30, 2006, was $134.0 million and the weighted average period of time over which this cost will be recognized is 1.7 years.

Had the estimated fair value of the options granted been included in compensation expense, for the periods indicated below, the Company’s net earnings and earnings per share would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share data)
Net Earnings:
As reported	$566,458	$1,255,310
Add: Stock-based compensation included in net earnings, net of taxes	133	2,036
Deduct: Stock-based employee compensation under SFAS 123, net of taxes	(67,070)	(80,213)
Pro forma	$499,521	$1,177,133
Basic Earnings Per Share:
As reported	$0.96	$2.14
Pro forma	$0.85	$2.01
Diluted Earnings Per Share:
As reported	$0.92	$2.05
Pro forma	$0.81	$1.92

The weighted-average assumptions used to value grants of stock options and stock appreciation rights and the resulting average estimated values were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted Average Assumptions:
Dividend yield	1.65%	1.70%	1.65%	1.70%
Expected volatility	29.64%	32.50%	29.66%	32.50%
Risk-free interest rate	4.72%	4.15%	4.72%	4.15%
Expected life (in years)(1)	4.28	3.13	4.27	3.14
Per-share fair value of options	$10.16	$6.95	$10.14	$6.95
Weighted-average exercise price	$36.46	$32.60	$36.45	$32.61

(1)          Beginning in the second quarter of 2005, expected employee tenure and exercise experience are determined by option pricing model.

The Company began using a lattice model to estimate the fair value of the certain stock awards (i.e., stock appreciation rights and options) in the second quarter of 2006.  The lattice model was deemed to provide a better estimate of the fair value of those awards because it permits probabilities to be assigned to future changes in key assumptions (e.g., risk-free interest rate, stock volatility, and dividend rate).  It also

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

derives an expected term that captures patterns of early exercise by participants prior to the end of the stated terms of those awards.

The table below summarizes stock options and stock appreciation rights activity and related information for the six months ended June 30, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of period	58,424,402	$20.06
Granted	13,852,660	36.45
Exercised	(7,882,174)	15.96
Expired or cancelled	(331,590)	25.04
Outstanding at end of period	64,063,298	$24.08	5.01	$915,295
Exercisable	42,713,869	$20.15	4.92	$778,301

Stock option exercise activity for the three and six months ended June 30, 2006 and 2005 is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Cash Proceeds	$91,357	$84,240	$125,806	$104,044
Intrinsic Value	$110,952	$141,072	$171,038	$211,734

The table below summarizes restricted stock activity and related information for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding shares of restricted stock at beginning of period	838,443	$26.37
Shares granted	355,370	34.53
Shares vested	(457,109)	23.30
Shares cancelled	(10,504)	27.47
Outstanding shares of restricted stock at end of period	726,200	$32.27

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

From an enterprise perspective, the Company manages interest rate risk through the natural counterbalance of its mortgage banking loan production and servicing businesses. The Company also uses various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of its interest rate lock commitments (“IRLC”), Mortgage loans and Mortgage-Backed Securities (“MBS”) held by the Company pending sale (“Mortgage Loan Inventory”), MSRs and retained interests and trading securities, as well as a portion of its debt. Interest rate risk relating to the Company’s portfolio of loans held for investment is managed by funding these assets with liabilities of similar duration or using derivative instruments whose valuation changes, when combined with the characteristics of the managed liability, create repricing characteristics that more closely reflect the repricing behaviors of those assets.

Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments

Description of Risk Management Activities

The Company is exposed to price risk relative to its Mortgage Loan Inventory and its interest rate lock commitments (“IRLCs”).  IRLCs guarantee the rate and points on the underlying mortgage or group of mortgages for a specified period. IRLCs are derivative instruments and are recorded at fair value with changes in fair value recognized in current period earnings (as a component of gain on sale of loans and securities). To manage this risk the Company uses derivative instruments in its risk management activities related to the IRLCs and Mortgage Loan Inventory including: forward sales/purchases of MBS, long call/put options on MBS, long call/put options on Treasury Futures, short Eurodollar futures contracts, total rate of return swaps and credit default swaps. Certain of these hedging relationships qualify as fair value hedges of mortgage loans under SFAS 133.

During the six months ended June 30, 2006, the interest rate risk management activities associated with 61% of the fixed-rate mortgage loan inventory and 49% of the adjustable-rate mortgage loan inventory were accounted for as fair value hedges. The Company recognized pre-tax losses of $34.9 million and $21.2 million, representing the ineffective portion of such fair value hedges of its mortgage inventory, for the six months ended June 30, 2006 and 2005, respectively. These amounts, along with the change in the fair value of the derivative instruments that were not designated as hedge instruments, are included in gain on sale of loans and securities in the consolidated statements of earnings.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

derivatives, which generally increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to herein as the “Servicing Hedge.”

During the three months ended June 30, 2005, a portion of the Servicing Hedge qualified as a fair value hedge under SFAS 133. The portion of the Servicing Hedge that qualified as a fair value hedge covered approximately 29% of the risk associated with a change in fair value of the MSRs attributable to changes in interest rates of up to 50 basis points. At no other time during the six months ended June 30, 2006 and 2005 has any portion of the Servicing Hedge qualified as a hedge under SFAS 133. For the six months ended June 30, 2005, the Company recognized a loss of $11.6 million in earnings, which represents the amount of hedge ineffectiveness for the portion of the Servicing Hedge that qualified as a fair value hedge under SFAS 133. There was no portion of the related hedge instruments’ gain or loss that was excluded from the assessment of hedge effectiveness.

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

The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge:

	Balance, December 31, 2005	Additions	Dispositions/ Expirations	Balance, June 30, 2006
	(in millions)
Interest Rate Swaps	$53,850	$29,910	$(54,850)	$28,910
Interest Rate Swaptions	50,425	52,000	(33,625)	68,800
Mortgage Forward Rate Agreements	31,125	32,750	(43,625)	20,250
Long Call Options on Interest Rate Futures	17,500	19,250	(30,000)	6,750
Long Put Options on Interest Rate Futures	—	3,500	—	3,500
Long Treasury Futures	1,160	1,000	(2,160)	—
Interest Rate Caps	300	—	(300)	—

The Servicing Hedge is intended to reduce the impact on reported earnings of changes in the fair value of MSRs and retained interests that generally result from changes in mortgage rates. Should mortgage rates increase, the value of the MSRs and retained interests is expected to increase while the value of the Servicing Hedge is expected to decrease.

Risk Management Activities Related to Issuance of Long-Term Debt

The Company enters into interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $3.7 billion as of June 30, 2006) and to enable the Company to convert a portion of its foreign currency-denominated fixed and floating-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $4.6 billion as of June 30, 2006). These transactions are generally designated as fair value hedges under SFAS 133. For the six months ended June 30, 2006 and 2005, the Company recognized a pre-tax gain of

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

$8.4 million and pre-tax gain of $1.2 million, respectively, representing the ineffective portion of such fair value hedges of debt. The change in fair value of the interest rate swap contracts together with the change in debt designated as fair value hedges are included in interest expense in the consolidated statements of earnings.

The Company enters into interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt (notional amount of $0.1 billion as of June 30, 2006). These transactions are designated as cash flow hedges under SFAS 133. For the six months ended June 30, 2006 and 2005, the Company recognized no pre-tax gain or loss on the ineffective portion of cash flow hedges. As of June 30, 2006, deferred net gains or losses on derivative instruments included in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are not considered to be material.

Payments on interest rate swaps are based on a specified notional amount. In connection with the debt fair value hedges, the Company has entered into swap agreements in which the rate received is fixed and the rate paid is adjustable and is indexed to LIBOR (“Receiver Swap”). In connection with the debt cash flow hedges, the Company has entered into swap agreements in which the rate paid is fixed and the rate received is adjustable and is indexed to LIBOR (“Payor Swap”).

Risk Management Activities Related to Deposit Liabilities

The Company enters into interest rate swap contracts that have the effect of converting a portion of its fixed-rate deposit liabilities to LIBOR-based variable-rate deposit liabilities. These transactions are designated as fair value hedges. For the six months ended June 30, 2006, the Company recognized a pre-tax loss of $0.4 million, representing the ineffectiveness relating to these swaps. For the six months ended June 30, 2005, the Company recognized a pre-tax loss of $1.7 million representing the ineffective portion of such fair value hedges.

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio

In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed-income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company uses derivative instruments including: forward sales/purchases of To-Be Announced (“TBA”) MBS, short/long futures contracts, total rate of return swaps, interest rate swaps, and long put/call options on futures contracts. The changes in fair value of derivative contracts used in the interest rate management related to trading activities are recorded as a component of the gain on sale of loans and securities in the consolidated statements of earnings.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5—Mortgage Loans Held for Sale

Mortgage loans held for sale include the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Prime mortgage	$21,850,216	$27,085,467
Nonprime mortgage	6,437,155	6,736,946
Prime home equity	6,081,361	1,948,874
Commercial real estate loans	1,012,233	1,089,262
Deferred premiums, discounts, fees and costs, net	10,007	(52,364)
	$35,390,972	$36,808,185

At June 30, 2006, the Company had pledged $7.7 billion and $0.5 billion in mortgage loans held for sale to secure asset-backed commercial paper and a secured revolving line of credit, respectively.

At December 31, 2005, the Company had pledged $13.0 billion and $3.0 billion in mortgage loans held for sale to secure asset-backed commercial paper and a secured revolving line of credit, respectively.

Note 6—Trading Securities

Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Mortgage pass-through securities:
Fixed-rate	$7,815,672	$5,638,161
Adjustable-rate	766,935	915,302
Total mortgage pass-through securities	8,582,607	6,553,463
Collateralized mortgage obligations	2,797,643	2,377,764
U.S. Treasury securities	1,475,636	1,037,749
Asset-backed securities	1,104,284	234,818
Obligations of U.S. Government-sponsored enterprises	773,009	429,726
Interest-only stripped securities	332,591	255,127
Mark-to-market on TBA securities	182,596	77,094
Negotiable certificates of deposit	6,072	296
Other	101,278	16,536
	$15,355,716	$10,982,573

As of June 30, 2006, $12.4 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $1.1 billion.

As of December 31, 2005, $9.0 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $0.7 billion.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7—Securities Purchased Under Agreements to Resell, Securities Borrowed and Federal Funds Sold

The following table summarizes securities purchased under agreements to resell, securities borrowed and federal funds sold:

	June 30, 2006	December 31, 2005
	(in thousands)
Securities purchased under agreements to resell	$18,388,926	$18,536,475
Securities borrowed	6,771,265	4,740,886
Federal funds sold	125,000	40,000
	$25,285,191	$23,317,361

As of June 30, 2006, the Company had accepted collateral with a fair value of $46.7 billion that it had the contractual ability to sell or re-pledge, including $20.6 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of June 30, 2006, the Company had re-pledged $42.7 billion of such collateral for financing purposes.

As of December 31, 2005, the Company had accepted collateral with a fair value of $33.7 billion that it had the contractual ability to sell or re-pledge, including $12.1 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of December 31, 2005, the Company had re-pledged $28.3 billion of such collateral for financing purposes.

Note 8—Loans Held for Investment, Net

Loans held for investment include the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Mortgage loans:
Prime	$55,433,612	$48,655,066
Prime home equity	19,081,303	14,990,615
Nonprime	9,290	157,528
Commercial real estate loans	63,483	—
Total mortgage loans	74,587,688	63,803,209
Warehouse lending advances secured by mortgage loans	2,871,511	3,943,046
Defaulted mortgage loans repurchased from securitizations	1,361,242	1,370,169
	78,820,441	69,116,424
Purchase premium and deferred loan origination fees and costs, net	1,170,739	938,224
Allowance for loan losses	(183,581)	(189,201)
Loans held for investment, net	$79,807,599	$69,865,447

Mortgage loans held for investment totaling $59.2 billion and $52.2 billion were pledged to secure Federal Home Loan Bank (“FHLB”) advances at June 30, 2006 and December 31, 2005, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Mortgage loans held for investment totaling $3.1 billion and $2.0 billion were pledged to secure an unused borrowing facility with the Federal Reserve Bank (“FRB”) at June 30, 2006 and December 31, 2005, respectively.

The Company had accepted collateral of $3.0 billion and $4.1 billion securing warehouse-lending advances that it had the contractual ability to re-pledge as of June 30, 2006 and December 31, 2005, respectively. No such mortgage loan collateral had been re-pledged as of June 30, 2006 and December 31, 2005.

Changes in the allowance for loan losses were as follows:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Balance, beginning of period	$189,201	$125,046
Provision for loan losses	125,036	36,723
Net charge-offs	(125,181)	(5,807)
Reclassification of allowance for unfunded commitments from accounts payable and accrued liabilities	5,362	—
Other adjustments	(10,837)	—
Balance, end of period	$183,581	$155,962

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9—Investments in Other Financial Instruments, at Fair Value

Investments in other financial instruments include the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$6,284,875	$6,866,520
Obligations of U.S. Government-sponsored enterprises	654,121	547,715
Municipal bonds	370,000	369,748
U.S. Treasury securities	184,290	144,951
Other	2,858	3,109
Subtotal	7,496,144	7,932,043
Interests retained in securitization accounted for as available-for-sale securities:
Prime interest-only and principal-only securities	301,439	323,368
Nonprime residual securities	158,993	206,033
Prime home equity line of credit transferor’s interest	154,632	158,416
Prepayment penalty bonds	87,463	112,492
Prime home equity residual securities	73,772	124,377
Prime home equity interest-only securities	12,610	15,136
Prime residual securities	11,590	21,383
Nonprime interest-only securities	5,860	9,455
Subordinated mortgage-backed pass-through securities	1,846	2,059
Total interests retained in securitization accounted for as available-for-sale securities	808,205	972,719
Total available-for-sale securities	8,304,349	8,904,762
Interests retained in securitization accounted for as trading securities:
Prime home equity residual securities	731,262	757,762
Prime interest-only and principal-only securities	455,759	180,216
Prime home equity line of credit transferor’s interest	337,156	95,514
Nonprime residual securities	304,734	341,106
Prepayment penalty bonds	45,955	—
Prime residual securities	32,848	43,244
Prime home equity interest-only securities	20,665	—
Interest rate swaps	14,434	782
Total interests retained in securitization accounted for as trading securities	1,942,813	1,418,624
Hedging instruments and mortgage pipeline derivatives:
Mortgage servicing related	912,268	741,156
Notes payable related	252,828	107,085
Mortgage loans held for sale and pipeline related	184,276	89,098
Total investments in other financial instruments	$11,596,534	$11,260,725

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At June 30, 2006, the Company had pledged $0.9 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge.

At December 31, 2005, the Company had pledged $2.1 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge and $0.3 billion of MBS to secure an unused borrowing facility with the FRB.

Amortized cost and fair value of available-for-sale securities are as follows:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$6,500,923	$2,558	$(218,606)	$6,284,875
Obligations of U.S. Government-sponsored enterprises	666,622	65	(12,566)	654,121
Municipal bonds	378,098	141	(8,239)	370,000
U.S. Treasury securities	185,586	759	(2,055)	184,290
Interests retained in securitization	709,232	127,754	(28,781)	808,205
Other	2,860	—	(2)	2,858
	$8,443,321	$131,277	$(270,249)	$8,304,349

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$6,985,851	$329	$(119,660)	$6,866,520
Obligations of U.S. Government-sponsored enterprises	555,482	18	(7,785)	547,715
Municipal bonds	371,785	1,115	(3,152)	369,748
U.S. Treasury securities	144,840	1,326	(1,215)	144,951
Interests retained in securitization	774,563	206,999	(8,843)	972,719
Other	3,109	—	—	3,109
	$8,835,630	$209,787	$(140,655)	$8,904,762

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s available-for-sale securities in an unrealized loss position are as follows:

	June 30, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities.	$2,487,906	$(69,413)	$3,729,313	$(149,193)	$6,217,219	$(218,606)
Obligations of U.S. Government-sponsored enterprises	399,290	(4,966)	231,321	(7,600)	630,611	(12,566)
Municipal bonds	245,931	(4,864)	107,712	(3,375)	353,643	(8,239)
U.S. Treasury securities	96,546	(977)	66,827	(1,078)	163,373	(2,055)
Interests retained in securitization	136,774	(24,608)	15,637	(4,173)	152,411	(28,781)
Other	48	(2)	—	—	48	(2)
Total impaired securities	$3,366,495	$(104,830)	$4,150,810	$(165,419)	$7,517,305	$(270,249)

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities.	$4,468,055	$(62,031)	$2,299,667	$(57,629)	$6,767,722	$(119,660)
Obligations of U.S. Government-sponsored enterprises	328,679	(2,371)	185,000	(5,414)	513,679	(7,785)
Municipal bonds	197,748	(1,655)	71,620	(1,497)	269,368	(3,152)
U.S. Treasury securities	92,933	(772)	22,055	(443)	114,988	(1,215)
Interests retained in securitization	29,148	(1,510)	79,099	(7,333)	108,247	(8,843)
Other	50	—	—	—	50	—
Total impaired securities	$5,116,613	$(68,339)	$2,657,441	$(72,316)	$7,774,054	$(140,655)

The Company’s Asset & Liability Committee assesses securities classified as available-for sale for other-than-temporary impairment on a quarterly basis. This assessment evaluates whether the Company intends and is able to recover the amortized cost of the securities when taking into account the Company’s present investment objectives and liquidity requirements. The impairment reflected in these securities is a result of a change in market interest rates. Management has the intent and ability to hold these securities until they recover their amortized cost. Accordingly, other-than-temporary impairment related to these securities has not been recognized as of June 30, 2006 and December 31, 2005.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross gains and losses realized on the sales of available-for-sale securities are as follows:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Mortgage-backed securities:
Gross realized gains	$—	$31
Gross realized losses	—	(116)
Net	—	(85)
Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	—	13
Gross realized losses	(51)	—
Net	(51)	13
Municipal bonds:
Gross realized gains	33	—
Gross realized losses	(159)	(100)
Net	(126)	(100)
Interests retained in securitization:
Gross realized gains	4,778	9,837
Gross realized losses	—	(53)
Net	4,778	9,784
Other:
Gross realized gains	—	1,253
Gross realized losses	—	—
Net	—	1,253
Total gains and losses on available-for-sale securities:
Gross realized gains	4,811	11,134
Gross realized losses	(210)	(269)
Net	$4,601	$10,865

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The activity in MSRs carried at fair value is as follows:

Six Months Ended June 30, 2006
(in thousands)
Mortgage Servicing Rights
Balance at beginning of period	$12,610,839
Remeasurement to fair value upon adoption of SFAS 156	109,916
Fair value at beginning of period	12,720,755
Purchases of servicing assets	8,067
Servicing resulting from transfers of financial assets	2,551,169
Change in fair value:
Due to changes in valuation inputs or assumptions in valuation model(1)	1,547,283
Other changes in fair value(2)	(1,506,699)
Mortgage Servicing Rights, at fair value	$15,320,575

(1)          Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)          Represents changes due to realization of expected cash flows.

The activity in MSRs carried at lower of cost or fair value is as follows:

Six Months Ended June 30, 2005
(in thousands)
Mortgage Servicing Rights
Balance at beginning of period	$9,820,511
Additions	2,421,203
Amortization	(954,560)
Change in fair value attributable to hedged risk	(493,430)
Application of valuation allowance to write down impaired MSRs	(39,860)
Balance before valuation allowance at end of period	10,753,864
Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,090,582)
Additions	(335,476)
Application of valuation allowance to write down impaired MSRs	39,860
Balance at end of period	(1,386,198)
Mortgage Servicing Rights, net	$9,367,666

The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee ranging generally from 0.125% to 0.50% annually on the remaining outstanding principal balances of the loans (“contractually specified servicing fee”). The Company generally receives other remuneration consisting of the ability to earn interest on collected funds during the period the funds are held pending remittance to investors, as well as rights to various mortgagor-contracted fees such as late charges, reconveyance charges and prepayment penalties. Contractually

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

specified servicing fees, late charges, prepayment penalties and other ancillary fees are recorded as a component of servicing fees and other income from MSRs and retained interests in the consolidated statements of earnings.

Our MSR valuation process combines the use of a discounted cash flow model and extensive analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow assumptions and prepayment assumptions used in our discounted cash flow model are based on our empirical data drawn from the historical performance of our MSRs, which we believe are consistent with assumptions used by market participants valuing similar MSRs, and from data obtained on the performance of similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate (projected LIBOR plus option-adjusted spread). These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The current market data utilized in the MSR valuation process and in the assessment of the reasonableness of our valuation is obtained from MSR trades, MSR broker valuations, prices of interest-only securities, and peer group MSR valuation surveys.

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

Note 11—Other Assets

Other assets include the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Investments in FRB and FHLB stock	$1,498,398	$1,334,100
Reimbursable servicing advances, net	1,486,602	1,947,046
Securities broker-dealer receivables	1,140,355	392,847
Interest receivable	889,706	777,966
Receivables from custodial accounts	743,618	629,075
Restricted cash	406,973	429,556
Capitalized software, net	315,569	331,454
Cash surrender value of assets held in trust for deferred compensation plan	299,375	224,884
Prepaid expenses	255,804	187,377
Real estate acquired in settlement of loans	146,027	110,499
Receivables from sale of securities	87,675	325,327
Derivative margin accounts	51,854	296,005
Other assets	1,067,371	943,337
	$8,389,327	$7,929,473

The Company had pledged $1.0 billion and $0.1 billion of securities broker-dealer receivables to secure securities sold under agreements to repurchase at June 30, 2006 and December 31, 2005, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12—Notes Payable

Notes payable consists of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Federal Home Loan Bank advances	$29,875,000	$26,350,000
Medium-term notes:
Floating rate	14,471,182	14,466,765
Fixed-rate	11,263,546	11,503,592
	25,734,728	25,970,357
Asset-backed commercial paper	7,088,487	12,367,496
Unsecured commercial paper	5,418,524	6,248,508
Secured revolving line of credit	519,443	2,865,152
Asset-backed secured financings	4,024,595	22,998
Unsecured bank loans	1,159,267	730,000
Junior subordinated debentures	1,041,020	1,085,191
Subordinated debt	1,500,000	500,000
Convertible securities	—	10,544
LYONs convertible debentures	—	2,037
Other	166,304	35,603
	$76,527,368	$76,187,886

Master Trust Facility

A new $4.0 billion master trust facility was commenced on June 2, 2006 to finance Countrywide Warehouse Lending (“CWL”) receivables backed by mortgage loans. A multi-asset conduit finance company will fund the purchase of notes backed by CWL receivables and issued by a master trust by issuing extendable asset-backed commercial paper. The Company is expected to incur an interest cost equal to the rates of such commercial paper plus 6.3 basis points, plus any other legal fees and expenses related to liquidity and facility operations. There were no borrowings under this facility during the period ended June 30, 2006.

Federal Home Loan Bank Advances

During the six months ended June 30, 2006, the Company obtained $8.4 billion of advances from the FHLB. Of these advances, $7.8 billion were fixed-rate and $0.6 billion were adjustable-rate. At June 30, 2006, the Company had pledged $59.2 billion of mortgage loans to secure its outstanding FHLB advances and provide the ability to obtain future advances.

At December 31, 2005, the Company had pledged $52.2 billion of mortgage loans to secure its outstanding FHLB advances and provide the ability to obtain future advances.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Medium-Term Notes

During the six months ended June 30, 2006, the Company issued the following medium-term notes:

	Outstanding Balance			Interest Rate		Maturity Date
	Floating-Rate	Fixed-Rate	Total	From	To	From	To
	(dollar amounts in thousands)
CFC Series A	$—	$76,366	$76,366	5.75%	6.00%	January, 2031	February, 2036
CFC Series B	2,844,989	122,945	2,967,934	5.17%	6.30%	May, 2007	April, 2036
CFC Euro	1,091,881	—	1,091,881	5.29%	5.70%	March, 2007	February, 2011
Total	$3,936,870	$199,311	$4,136,181

The $0.2 billion of fixed-rate medium-term notes issued by the Company during the six months ended June 30, 2006 were effectively converted to floating-rate debt using interest rate swaps.

During the six months ended June 30, 2006, the Company redeemed $4.5 billion of maturing medium-term notes.

As of June 30, 2006, $4.8 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Pounds Sterling, Canadian Dollars, Australian Dollars, Euros, Swiss Francs and Singapore Dollars. These notes have been effectively converted to U.S. dollars through currency swaps.

Asset-Backed Commercial Paper

The Company has formed two special purpose entities to finance certain of its mortgage loans held for sale using commercial paper. These entities issue commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities of up to 180 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN programs’ capacities, based on aggregate commitments from underlying credit enhancers, totaled $30.7 billion at June 30, 2006.

For the six months ended June 30, 2006, the average borrowings under these facilities totaled $20.3 billion and the weighted-average interest rate of the SLNs was 4.82%. At June 30, 2006, the weighted-average interest rate of the SLNs was 5.21% and the Company had pledged $7.7 billion in mortgage loan inventory to secure the SLNs.

Unsecured Commercial Paper and Backup Credit Facilities

As of June 30, 2006, the Company had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting the Company to borrow an aggregate maximum amount of $12.0 billion. The primary purpose of these credit facilities is to provide liquidity support for the Company’s commercial paper program.

For the six months ended June 30, 2006 the average borrowings under this facility totaled $7.0 billion and the weighted average interest rate was 4.86%. At June 30, 2006 the weighted-average interest rate was 5.32%.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Secured Revolving Line of Credit

During 2004, the Company formed a special purpose entity (“SPE”) for the purpose of financing inventory with funding provided by a group of bank-sponsored conduits that are financed through the issuance of asset-backed commercial paper. The entity incurs interest based on prevailing money market rates approximating the cost of asset-backed commercial paper. At June 30, 2006, the entity had aggregate commitments from the bank-sponsored conduits totaling $10.6 billion and had $0.4 billion of outstanding borrowings, secured by $0.5 billion of mortgage loans held for sale. For the six months ended June 30, 2006, the average borrowings under this facility totaled $1.6 billion and the weighted-average interest rate was 4.61%. At June 30, 2006, the weighted-average interest rate was 5.13%.

Asset-Backed Secured Financings

The Company has recorded certain securitization transactions as secured borrowings as of June 30, 2006 and December 31, 2005 because they did not qualify for sales treatment under SFAS 140. The amounts accounted for as secured borrowings totaled $4.0 billion and $23.0 million at June 30, 2006 and December 31, 2005, respectively.

Junior Subordinated Debentures

As more fully discussed in “Note 13—Notes Payable,” included in the consolidated financial statements of the 2005 Annual Report, the Company has issued junior subordinated debentures to non-consolidated subsidiary trusts. The trusts finance their holdings of the junior subordinated debentures by issuing Company-guaranteed capital securities.

The Company guarantees CHL’s indebtedness to two of the subsidiary trusts, Countrywide Capital I and Countrywide Capital III, which are excluded from the Company’s consolidated financial statements. Following is summarized information for those trusts:

	June 30, 2006
	Countrywide Capital I	Countrywide Capital III
	(in thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,457	$205,291
Other assets	1,031	692
Total assets	$308,488	$205,983
Notes payable	$9,224	$6,173
Other liabilities	1,031	692
Company-obligated guaranteed redeemable capital trust pass-through securities	298,233	199,118
Shareholder’s equity	—	—
Total liabilities and shareholder’s equity	$308,488	$205,983

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

	Six Months Ended June 30, 2006
	Countrywide Capital I	Countrywide Capital III
	(in thousands)
Statement of Earnings:
Revenues	$12,416	$8,321
Expenses	(12,416)	(8,321)
Provision for income taxes	—	—
Net earnings	$—	$—

	Six Months Ended June 30, 2005
	Countrywide Capital I	Countrywide Capital III
	(in thousands)
Statement of Earnings:
Revenues	$12,416	$8,321
Expenses	(12,416)	(8,321)
Provision for income taxes	—	—
Net earnings	$—	$—

Subordinated Debt

In May 2006, the Company issued $1.0 billion of 6.25% fixed rate unsecured subordinated notes maturing May 2016. The notes rank subordinate and junior to all of the Company’s senior indebtedness, and rank senior to the Company’s junior subordinated debentures underlying the Company’s trust preferred securities.

During the year ended December 31, 2005, the Company issued $0.5 billion of unsecured subordinated notes maturing April 1, 2011. The notes pay interest quarterly at a floating rate and are callable on or after April 1, 2006.  The notes were called on July 3, 2006.

At June 30, 2006, the weighted-average interest rate was 5.74%.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Note 13—Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

The following table summarizes securities sold under agreements to repurchase and federal funds purchased:

	June 30, 2006	December 31, 2005
	(in thousands)
Securities sold under agreements to repurchase	$37,711,225	$33,284,205
Federal funds purchased	450,000	869,000
	$38,161,225	$34,153,205

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

At June 30, 2006, repurchase agreements were secured by $12.4 billion of trading securities, $42.7 billion of securities purchased under agreements to resell and securities borrowed, $0.9 billion in investments in other financial instruments, and $1.0 billion of other assets. At June 30, 2006, $20.6 billion of the pledged securities purchased under agreements to resell and securities borrowed related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14—Deposit Liabilities

The following table summarizes deposit balances:

	June 30, 2006	December 31, 2005
	(in thousands)
Time deposits:
Retail	$17,115,775	$13,434,338
Brokered	10,925,457	7,442,073
Company-controlled custodial deposit accounts	15,523,341	13,200,801
Money market accounts	5,797,604	4,466,195
Non-interest-bearing checking accounts	1,267,170	926,645
Savings accounts	1,077	823
	50,630,424	39,470,875
Basis adjustment through application of hedge accounting	(78,375)	(31,959)
	$50,552,049	$39,438,916

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

At June 30, 2006 and December 31, 2005, the Company and the Bank’s regulatory capital ratios and amounts and minimum required capital ratios for the Company and the Bank to maintain a “well capitalized” status were as follows:

	June 30, 2006
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.0%	$13,957,894	7.1%	$6,044,838
Risk-Based Capital:
Tier 1	6.0%	10.9%	$13,957,894	11.0%	$6,044,838
Total	10.0%	12.8%	$16,294,990	11.3%	$6,208,326

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

Note 16—Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash used to pay interest	$4,000,000	$2,069,166
Cash used to pay income taxes	20,115	88,152
Non-cash investing activities:
Transfer of loans from loans held for investment to mortgage loans held for sale	672,809	—
Unrealized (loss) gain on available-for-sale securities, foreign currency translation adjustments and cash flow hedges, net of tax	(124,954)	24,021
Retention of other financial instruments in securitization transactions	765,319	909,718
Servicing resulting from transfer of financial assets	2,551,169	2,224,162
Non-cash financing activities:
Decrease in Mortgage Loans Held in SPEs and asset-backed secured financings	—	(10,563,299)
Remeasurement of fair value of MSRs upon adoption of SFAS 156, net of tax	67,065	—
Issuance of common stock for conversion of convertible debt	1,465	2,105
Tax effect of interest on conversion of convertible debt	—	1,939

Note 17—Segments and Related Information

The Company has five business segments: Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.

The Mortgage Banking Segment is comprised of three distinct sectors: Loan Production, Loan Servicing and Loan Closing Services.

The Loan Production Sector originates prime and nonprime loans through a variety of channels on a national scale. The Loan Production Sector is comprised of four lending divisions of Countrywide Home Loans and also includes the mortgage banking activities of Countrywide Bank. The four production

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

divisions are: the Consumer Markets Lending Division, the Full Spectrum Lending Division, the Wholesale Lending Division and the Correspondent Lending Division. The Consumer Markets and Full Spectrum Lending Divisions source mortgage loans directly with consumers through the Company’s retail branch network and call centers, as well as through real estate agents and homebuilders. The Wholesale Lending Division sources mortgage loans primarily from mortgage brokers. The Correspondent Lending Division acquires mortgage loans from other mortgage lenders, including financial institutions.

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

The Capital Markets Segment includes the operations of Countrywide Securities Corporation, a registered broker-dealer specializing in the mortgage securities market. It also includes the operations of Countrywide Asset Management Corporation, Countrywide Commercial Real Estate Finance Inc., Countrywide Servicing Exchange, CFC International Capital Markets, Limited, Countrywide Capital Markets Asia Ltd, Countrywide Alternative Investments Inc., CSC Futures Inc., Countrywide Capital Markets Asia (H.K.) Limited and CAA Management Inc.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	Quarter Ended June 30, 2006
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,489,484	$271,131	$78,765	$1,839,380	$623,656	$192,263	$311,950	$15,202	$17,765	$3,000,216
Intersegment	(7,040)	230,265	—	223,225	(179,946)	65,419	—	—	(108,698)	—
Total Revenues	$1,482,444	$501,396	$78,765	$2,062,605	$443,710	$257,682	$311,950	$15,202	$(90,933)	$3,000,216
Pre-tax Earnings (Loss)	$324,564	$279,283	$26,225	$630,072	$325,371	$157,590	$88,747	$2,820	$(10,577)	$1,194,023
Total Assets	$35,317,511	$23,634,973	$89,407	$59,041,891	$85,962,550	$49,355,886	$2,393,146	$175,314	$(1,944,324)	$194,984,463

	Quarter Ended June 30, 2005
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,219,873	$191,536	$69,233	$1,480,642	$408,967	$147,844	$248,972	$56,203	$(34,685)	$2,307,943
Intersegment	17,372	83,870	—	101,242	(63,941)	30,270	—	—	(67,571)	—
Total Revenues	$1,237,245	$275,406	$69,233	$1,581,884	$345,026	$178,114	$248,972	$56,203	$(102,256)	$2,307,943
Pre-tax Earnings (Loss)	$409,135	$89,103	$28,211	$526,449	$251,161	$104,851	$57,708	$5,321	$(10,609)	$934,881
Total Assets	$26,303,095	$16,306,919	$63,538	$42,673,552	$69,712,488	$43,541,171	$2,027,559	$262,995	$400,056	$158,617,821

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30, 2006
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$2,852,573	$565,534	$150,393	$3,568,500	$1,209,264	$380,031	$615,097	$50,280	$12,992	$5,836,164
Intersegment	(28,530)	405,698	—	377,168	(313,922)	140,774	—	—	(204,020)	—
Total Revenues	$2,824,043	$971,232	$150,393	$3,945,668	$895,342	$520,805	$615,097	$50,280	$(191,028)	$5,836,164
Pre-tax Earnings (Loss)	$608,713	$528,001	$48,432	$1,185,146	$666,457	$313,163	$153,690	$12,988	$(18,058)	$2,313,386
Total Assets	$35,317,511	$23,634,973	$89,407	$59,041,891	$85,962,550	$49,355,886	$2,393,146	$175,314	$(1,944,324)	$194,984,463

	Six Months Ended June 30, 2005
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$2,687,834	$320,784	$129,825	$3,138,443	$742,620	$317,270	$472,441	$111,317	$(69,263)	$4,712,828
Intersegment	957	144,107	—	145,064	(101,296)	64,753	—	—	(108,521)	—
Total Revenues	$2,688,791	$464,891	$129,825	$3,283,507	$641,324	$382,023	$472,441	$111,317	$(177,784)	$4,712,828
Pre-tax Earnings (Loss)	$1,143,792	$106,292	$47,996	$1,298,080	$467,101	$226,898	$112,285	$9,360	$(29,846)	$2,083,878
Total Assets	$26,303,095	$16,306,919	$63,538	$42,673,552	$69,712,488	$43,541,171	$2,027,559	$262,995	$400,056	$158,617,821

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18—Summarized Financial Information

Summarized financial information for Countrywide Financial Corporation (parent only) and subsidiaries is as follows:

	June 30, 2006
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$29,448,068	$5,958,259	$(15,355)	$35,390,972
Trading securities	—	332,591	15,210,342	(187,217)	15,355,716
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	—	26,814,927	(1,529,736)	25,285,191
Loans held for investment, net	—	4,281,509	75,533,616	(7,526)	79,807,599
Investments in other financial instruments	84,370	2,539,605	9,022,600	(50,041)	11,596,534
Mortgage servicing rights, at fair value	—	15,314,322	6,253	—	15,320,575
Other assets	34,362,110	10,233,748	10,064,934	(42,432,916)	12,227,876
Total assets	$34,446,480	$62,149,843	$142,610,931	$(44,222,791)	$194,984,463
Notes payable	$19,745,154	$28,597,669	$34,855,531	$(6,670,986)	$76,527,368
Securities sold under agreements to repurchase and federal funds purchased	—	227,467	39,462,497	(1,528,739)	38,161,225
Deposit liabilities	—	—	50,657,724	(105,675)	50,552,049
Other liabilities	404,369	29,122,490	7,628,799	(21,708,794)	15,446,864
Equity	14,296,957	4,202,217	10,006,380	(14,208,597)	14,296,957
Total liabilities and equity	$34,446,480	$62,149,843	$142,610,931	$(44,222,791)	$194,984,463

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30, 2006
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Earnings:
Revenues	$(37,720)	$3,465,004	$2,729,582	$(320,702)	$5,836,164
Expenses	6,591	2,583,343	1,232,856	(300,012)	3,522,778
(Benefit) provision for income taxes	(18,121)	344,756	589,346	(8,296)	907,685
Equity in net earnings of subsidiaries	1,431,891	—	—	(1,431,891)	—
Net earnings	$1,405,701	$536,905	$907,380	$(1,444,285)	$1,405,701

	December 31, 2005
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$35,349,126	$1,445,383	$13,676	$36,808,185
Trading securities	—	255,127	10,729,483	(2,037)	10,982,573
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	710,000	24,171,178	(1,563,817)	23,317,361
Loans held for investment, net	—	5,588,767	64,279,238	(2,558)	69,865,447
Investments in other financial instruments	7,324	1,969,097	9,284,304	—	11,260,725
Mortgage servicing rights, net	—	12,604,453	6,386	—	12,610,839
Other assets	29,460,533	8,748,527	13,305,967	(41,274,787)	10,240,240
Total assets	$29,467,857	$65,225,097	$123,221,939	$(42,829,523)	$175,085,370
Notes payable	$16,347,891	$36,181,800	$35,152,400	$(11,494,205)	$76,187,886
Securities sold under agreements to repurchase and federal funds purchased	—	1,844,789	33,871,846	(1,563,430)	34,153,205
Deposit liabilities	—	—	39,559,051	(120,135)	39,438,916
Other liabilities	304,106	23,439,496	5,723,435	(16,977,534)	12,489,503
Equity	12,815,860	3,759,012	8,915,207	(12,674,219)	12,815,860
Total liabilities and equity	$29,467,857	$65,225,097	$123,221,939	$(42,829,523)	$175,085,370

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30, 2005
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Earnings:
Revenues	$3,752	$3,161,922	$1,770,439	$(223,285)	$4,712,828
Expenses	12,830	1,890,920	929,999	(204,799)	2,628,950
(Benefit) provision for income taxes	(4,002)	514,525	325,575	(7,530)	828,568
Equity in net earnings of subsidiaries	1,260,386	—	—	(1,260,386)	—
Net earnings	$1,255,310	$756,477	$514,865	$(1,271,342)	$1,255,310

Note 19—Borrower and Investor Custodial Accounts

As of June 30, 2006 and December 31, 2005, the Company managed $24.1 billion and $22.0 billion, respectively, of borrower and investor custodial cash accounts. These custodial accounts arise in connection with the Company’s mortgage servicing activities. Except as described below, these amounts are not recorded on the Company’s balance sheets. Of these amounts, $16.7 billion and $14.0 billion, respectively, were deposited at the Bank, of which $15.5 billion and $13.2 billion, respectively were interest bearing and included in the Company’s deposit liabilities as custodial deposit accounts with an additional $1.2 billion and $0.8 billion, respectively included in deposit liabilities in non-interest bearing checking accounts. The remaining balances were deposited with other depository institutions.

Note 20—Legal Proceedings

Countrywide and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their businesses. Although it is difficult to predict the ultimate outcome of these proceedings, management believes, based on discussions with counsel, that any resulting liability will not materially affect the consolidated financial position of the Company.

Note 21—Loan Commitments

As of June 30, 2006 and December 31, 2005, the Company had undisbursed home equity lines of credit commitments of $8.9 billion and $7.2 billion, respectively, as well as undisbursed construction loan commitments of $1.6 billion and $1.5 billion, respectively. As of June 30, 2006, outstanding commitments to fund mortgage loans totaled $42.8 billion.

Note 22—Subsequent Events

On July 3, 2006, the Company called $0.5 billion of unsecured subordinated notes maturing April 1, 2011.

On July 25, 2006, the Company announced that its Board of Directors declared a dividend of $0.15 per common share payable August 31, 2006 to shareholders of record on August 15, 2006.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

•       establishes a requirement to evaluate interests in securitized financial instruments that contain an embedded derivative requiring bifurcation; and

•       clarifies that concentration of credit risks in the form of subordination are not embedded derivatives.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not determined the financial impact of the adoption of SFAS 155.

During July 2006, the Financial Accounting Standards Board adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, relating to the recognition of income tax benefits.

FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:

•       Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e. a probability of greater than 50 percent) that the tax position would be sustained as filed.

•       If a position is determined to be more likely-than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

FIN 48 is applicable to Countrywide beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. Management is assessing the effect of the adoption of FIN 48 on the Company.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Countrywide is a diversified financial services company engaged in mortgage-finance related activities. We presently organize our businesses into five segments—Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations. Our goal is to continue as a leader in mortgage banking and use this leadership position to take advantage of meaningful opportunities that build upon this business and provide sources of earnings that tend to be sustainable in various interest rate environments.

As used in this Report, references to “we,” “our,” “the Company” or “Countrywide” refer to Countrywide Financial Corporation and its consolidated subsidiaries unless otherwise indicated.

Second Quarter Results

The second quarter of 2006 was characterized by both rising interest rates and a relatively flat yield curve. The amount of total U.S. mortgage originations nationally declined 9% when compared to the second quarter of 2005; however, due to market share increases, our mortgage loan production in the second quarter of 2006 declined only 3% from the second quarter of 2005.

Our consolidated net earnings for the second quarter of 2006 were $722.2 million, an increase of 27% from 2005’s second quarter net earnings of $566.5 million. The increase in our earnings resulted primarily from a 20% increase in the pre-tax profitability of our Mortgage Banking Segment and a 30% increase in pre-tax profitability of our Banking Segment driven by an increase in average earning assets.

The increase in our Mortgage Banking Segment’s pre-tax profitability was primarily due to improved profitability in our Loan Servicing Sector partially offset by a decline in the pre-tax profitability of our Loan Production Sector. Our Loan Servicing Sector benefited primarily from an increase in the value of our MSRs and other retained interests, net of the Servicing Hedge. Our Loan Production Sector was affected by increased operating expenses as the Company continued to build its mortgage loan production capacity, but this negative result was partially offset by an increase in revenues.

Mortgage Market

The mortgage lending business is the primary source of our revenues and earnings. As a result, the dominant external influences on our operating results are the demand for mortgage loans in the U.S., which is affected by such factors as prevailing mortgage interest rates and the strength of the U.S. housing market, and economic factors affecting borrowers’ ability to repay the loans we either hold or sell with credit enhancements provided.

For the quarter and six months ended June 30, 2006,we estimate that total U.S. residential mortgage production was $767 billion and $1,431 billion, respectively, compared to $845 billion and $1,518 billion for the quarter and six months ended June 30, 2005, respectively. Based on these internal mortgage market estimates, we increased our market share to 15.2% for the current quarter from 14.2% in the year-ago period. However, our market share decreased from 15.6% in the quarter ended March 31, 2006. The decrease in market share from the first quarter of 2006 was due to a decline in our Correspondent Lending division market share that resulted from aggressive pricing that we were not willing to match.

Third party forecasters predict total U.S. mortgage production for 2006 to be between $2.38 trillion and $2.41 trillion, compared to $2.9 trillion in 2005. Due to differences in products represented and estimation methods, mortgage market estimates vary. We estimate the mortgage market for 2006 to be $2.6 trillion compared to $3.3 trillion in 2005.

Loan Production

Our total loan production volume decreased during the second quarter although at a slower rate than the decline in the mortgage market. Our adjustable rate loan production has decreased from 50% of the total production in the quarter ended June 30, 2005 to 47% in the current quarter, reflecting the decreased relative attractiveness of these loans compared to fixed-rate loans as the yield curve flattens. The trend is also reflected in our pay-option loan production, which has decreased from approximately 21% of our loan production during the quarter ended June 30, 2005, to approximately 17% of our production during the quarter ended June 30, 2006. Approximately 72% of the pay-option arms originated in the quarter ended June 30, 2006 were retained in our Bank’s investment loan portfolio.

Pay-option loans differ from “traditional” monthly-amortizing loans by providing borrowers with the option to make fully amortizing, interest-only, or “negative-amortizing” payments.  Our underwriting standards specify that a borrower must qualify for a pay-option loan at the loan’s fully amortizing payment based on fully indexed interest rates. These requirements notwithstanding, the lower initial payment requirements of pay-option loans may increase the credit risk inherent in our loans held for investment as the required monthly payments for pay-option loans eventually increase. Borrowers may be less able to pay the increased amounts and, therefore, more likely to default on the loan, than a borrower using a more traditional monthly-amortizing loan. Our exposure to this higher credit risk is increased by any negative amortization that has been added to the principal balance. Furthermore, substantially all of the pay-option loans we originate are underwritten based on “reduced documentation” standards whereby the loan applicant’s income is not fully documented. Our pay-option investment loan portfolio borrowers had, at the time the loans were originated, average FICO scores (a measure of borrower creditworthiness) of 721 and original loan-to-value and combined loan-to-values of 75% and 78%, respectively. We believe this product is an attractive portfolio investment as the higher credit risk inherent in pay-option loans is balanced by higher expected returns relative to other first mortgage loan products.

Interest Rate Risk and Credit Risk

The principal market risk we face is interest rate risk—the risk that the value of our assets or liabilities or our net interest income will change due to changes in interest rates. Interest rate risk is significant to our Mortgage Banking, Banking and Capital Markets Segments.

•       In our Mortgage Banking Segment, interest rate risk is reflected in the value of our interest rate lock commitments, inventory of loans held for sale, trading securities, retained interests and mortgage servicing rights (“MSRs”). We manage interest rate risk through the natural counterbalance of our loan production operations and our investment in MSRs, as well as with various financial instruments including derivatives.

•       In our Banking Segment, interest rate risk primarily affects our net interest income as a result of differences in changes in interest rates between our interest-earning assets and interest-bearing liabilities. We generally manage this risk by investing in relatively short-duration assets and matching the duration and re-pricing characteristics of our interest-bearing liabilities with those of our interest-earning assets.

•       In our Capital Markets Segment, interest rate risk primarily affects our portfolio of trading securities and our conduit activities. We manage this risk by actively hedging the value of our inventory using financial instruments such as exchange-traded and over-the-counter derivatives as well as securities.

We also face credit risk, primarily related to our residential mortgage lending activities in both the Mortgage Banking and Banking Segments. Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us. Credit risk has historically most directly affected our investment in other financial instruments that are credit subordinated to other securities. As our investment in mortgage loans held for investment increases, credit risk related to these loans is becoming a more prominent component of our credit risk profile. In addition, as we engage in more direct sales of loans (vs. securitizations), the representations and warranties made in such transactions increase the amount of credit risk we retain. We manage mortgage credit risk by underwriting our mortgage loan production to secondary market standards and by limiting credit recourse to Countrywide in our loan sales and securitization transactions.

Liquidity and Capital

Our liquidity and financing requirements are significant. We meet these requirements in a variety of ways, including use of the public corporate debt and equity markets, mortgage- and asset-backed securities markets, and through the financing activities of our Bank, such as, deposit-gathering and Federal Home Loan Bank advances. The objective of our liquidity management is to ensure that adequate, diverse and reliable sources of cash are available to meet our funding needs on a cost-effective basis. Our ability to raise financing at the level and cost required to compete effectively is dependent on maintaining our high credit standing.

How we grow our businesses and meet our financing needs is influenced by regulatory agency and public debt rating agency capital requirements. These requirements influence the nature of the financing we are able to obtain, the assets in which we invest and the rate at which we are able to grow. At June 30, 2006, we exceeded the regulatory capital requirements to be classified as “well capitalized,” with a tier 1 leverage capital ratio of 7.0% and total risk based ratio of 12.8%. Our public ratings were classified “investment grade,” with long-term ratings of A, A3 and A by Standard & Poors, Moody’s Investors Service and Fitch, respectively.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 156—Accounting for Servicing of Financial Assets (“SFAS 156”), which amends Statement of Financial Accounting Standards No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 156 changes the accounting for, and reporting of, the recognition and measurement of separately recognized servicing assets and liabilities. Accordingly, the adoption of SFAS 156 has changed the Company’s accounting policies relating to gain on sale of loans and securities and the accounting for MSRs subsequent to their initial recognition, effective January 1, 2006. A discussion of the critical accounting policies applied through December 31, 2005 is included in our 2005 Annual Report.

Gain on Sale of Loans and Securities

Most of the mortgage loans we produce are sold in the secondary mortgage market, primarily in the form of securities and to a lesser extent as whole loans. When we sell loans in the secondary mortgage market, we generally do not sell the MSRs that are created. Depending on the type of securitization, we may also retain interests, including interest-only securities, principal-only securities and residual securities.

We determine the gain on sale of a security or loans by allocating the carrying value of the underlying mortgage loans between securities or loans sold and the interests retained, based on their relative fair values. The gain on sale we report is the difference between the proceeds we receive from the sale and the cost allocated to the securities or loans sold. The proceeds include cash and other assets obtained (MSRs) less any liabilities incurred (i.e., liabilities for representations and warranties or other recourse provisions). The timing of such gain recognition is dependent on meeting very specific accounting criteria and, as a result, the gain on sale may be recorded in a different accounting period from when the transfer of the loans is completed.

Here is an example of how this accounting works:

Carrying value of mortgage loans underlying a security(1)	$1,000,000
Fair values:
Security	$999,000
MSRs	10,000
Retained interests	4,000
Liabilities incurred	(1,000)
Sales proceeds:
Cash	$999,000
MSRs	10,000
Liabilities incurred	(1,000)
$1,008,000
Fair value used to allocate basis:
Loans sold (sales proceeds)	$1,008,000
Retained interests	4,000
$1,012,000
Computation of gain on sale of security:
Sales proceeds	$1,008,000
Less: Cost allocated to loans sold ($1,000,000 × ($1,008,000÷$1,012,000))	996,047
Gain on sale	$11,953
Initial recorded value of retained interests ($1,000,000 – $996,047)	$3,953

(1)          The carrying value of mortgage loans includes the outstanding principal balance of the loans, net of deferred origination costs and fees, any premiums or discounts and any basis adjustment resulting from hedge accounting.

Accounting for MSRs

Effective January 1, 2006, we adopted SFAS 156 and we have elected to account for MSRs relating to residential mortgages at fair value with changes in fair value recorded in current period earnings. Therefore, we no longer record periodic amortization or evaluate MSRs for impairment, as was required prior to adoption of SFAS 156.

Results of Operations Comparison—Quarters Ended June 30, 2006 and 2005

Consolidated Earnings Performance

Net earnings for the quarter ended June 30, 2006 were $722.2 million, a 27% increase from the year-ago period. Our diluted earnings per share were $1.15, a 25% increase from the year-ago period.

The increase in our earnings resulted primarily from an increase in the profitability of our Mortgage Banking Segment which produced pre-tax earnings of $630.1 million for the quarter ended June 30, 2006, up 20% from the same period last year. The increase in the profitability of our Mortgage Banking Segment was primarily due to improved profitability in our Loan Servicing Sector primarily as a result of improvement in the changes in value of our MSRs and retained interests, net of the Servicing Hedge. The increase in the Servicing Sector was partially offset by a decline in the profitability of our Loan Production Sector, caused by increased operating expenses but partially mitigated by an increase in gain on sale of loans and securities.

The Banking Segment produced pre-tax earnings of $325.4 million, an increase of 30% from the year-ago period. The increase in profitability of our Banking Segment was primarily due to a 37% increase in average interest-earning assets at Countrywide Bank over this period.

Operating Segment Results

Pre-tax earnings (loss) by segment are summarized below:

	Quarters Ended June 30,
	2006	2005
	(in thousands)
Mortgage Banking:
Loan Production	$324,564	$409,135
Loan Servicing	279,283	89,103
Loan Closing Services	26,225	28,211
Total Mortgage Banking	630,072	526,449
Banking	325,371	251,161
Capital Markets	157,590	104,851
Insurance	88,747	57,708
Global Operations	2,820	5,321
Other	(10,577)	(10,609)
Total	$1,194,023	$934,881

The pre-tax earnings (loss) of each segment include intercompany transactions, which are eliminated in the “other” category above.

Mortgage loan production by segment and product, net of intercompany sales, is summarized below:

	Quarters Ended June 30,
	2006	2005
	(in millions)
Segment:
Mortgage Banking	$103,635	$101,154
Capital Markets - Conduit acquisitions(1)	6,613	3,126
Banking Operations	6,361	16,067
Total Mortgage Loan Fundings	116,609	120,347
Commercial real estate	997	732
	$117,606	$121,079
Product:
Prime Mortgage	$92,942	$98,852
Prime Home Equity	12,461	11,059
Nonprime Mortgage	11,206	10,436
Commercial real estate	997	732
	$117,606	$121,079

(1)          Acquisitions from third parties

The following table summarizes loan production by purpose and by interest rate type:

	Quarters Ended June 30,
	2006	2005
	(in millions)
Purpose:
Non-purchase	$61,738	$59,975
Purchase	55,868	61,104
	$117,606	$121,079
Interest Rate Type:
Fixed Rate	$60,672	$53,784
Adjustable Rate	56,934	67,295
	$117,606	$121,079

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

Loan Production Sector

The Loan Production Sector sources mortgage loans through the four production divisions of Countrywide Home Loans (“CHL”)—Consumer Markets, Wholesale Lending, Correspondent Lending and Full Spectrum Lending. These loans are funded through one of these divisions and, beginning in the third quarter of 2005, through Countrywide Bank.

The following table summarizes Mortgage Banking loan production by channel, by Mortgage Loan type, by purpose and by interest rate type:

	Quarters Ended June 30,(1)
	2006	2005
	(in millions)
Channel:
Originated:
Consumer Markets	$32,539	$30,509
Wholesale Lending	23,879	19,613
Full Spectrum Lending	8,750	5,913
Total originated	65,168	56,035
Purchased—Correspondent Lending	38,467	45,119
	$103,635	$101,154
Mortgage Loan Type:
Prime Mortgage	$82,229	$84,609
Prime Home Equity	11,235	6,875
Nonprime Mortgage	10,171	9,670
	$103,635	$101,154
Purpose:
Non-purchase	$54,080	$50,097
Purchase	49,555	51,057
	$103,635	$101,154
Interest Rate Type:
Fixed Rate	$55,383	$50,453
Adjustable Rate	48,252	50,701
	$103,635	$101,154

(1)          Includes $17.7 billion of loans funded by Countrywide Bank during the quarter ended June 30, 2006. The Bank did not fund any loans for the Mortgage Banking Segment during the quarter ended June 30, 2005.

Mortgage Banking loan production volume for the quarter ended June 30, 2006 increased 2% from the year-ago period as a result of increased market share in our originated channels. Our market share of purchased production (Correspondent Lending) declined as a result of aggressive pricing that we were not willing to meet. Although purchased production declined in the current quarter compared to the year ago quarter, mortgages to purchase homes sourced through our origination channels increased $1.2 billion, or 4%.

The Consumer Markets Division’s commissioned sales force contributed $12.2 billion in purchase originations during the quarter ended June 30, 2006, an 8% decrease from the year-ago period. Purchase production generated by the commissioned sales force represented 76% of the Consumer Markets Division’s total purchase production for the quarter ended June 30, 2006. The Consumer Markets Division continues to expand its commissioned sales force, which emphasizes purchase loan production, to 6,432 at June 30, 2006, an increase of 1,047, or 19%, over the year-ago period. This Division’s branch network has grown to 745 branch offices at June 30, 2006, an increase of 129 offices from June 30, 2005.

The Wholesale Lending and Full Spectrum Lending Divisions also continue to increase their sales forces as a means to increase market share. At June 30, 2006, the sales force in the Wholesale Lending Division numbered 1,483, an increase of 28% compared to June 30, 2005. The Full Spectrum Lending Division expanded its commissioned sales force to 4,872, an increase of 46%, compared to June 30, 2005 and has expanded its branch network to 215 branch offices at June 30, 2006, an increase of 36 offices over the year-ago period.

In the quarter ended June 30, 2006, 47% of our loan production was adjustable-rate in comparison to 50% in the year-ago period. The decrease in amount of adjustable-rate production reflects the increase in short-term interest rates during the current period and the relatively flat yield curve, increasing the relative attractiveness of fixed-rate financing.

The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarters Ended June 30,
	2006		2005
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$1,061,492		$801,046
Nonprime Mortgage	236,191		270,022
Prime Home Equity	184,761		166,177
Total revenues	1,482,444	1.43%	1,237,245	1.22%
Expenses:
Compensation	646,999	0.63%	488,385	0.48%
Other operating	374,335	0.36%	251,587	0.25%
Allocated corporate	136,546	0.13%	88,138	0.09%
Total expenses	1,157,880	1.12%	828,110	0.82%
Pre-tax earnings	$324,564	0.31%	$409,135	0.40%
Total Mortgage Banking loan production	$103,635,000		$101,154,000

Revenues (in dollars and expressed as a percentage of mortgage loans produced) increased from the year-ago-period driven primarily by improved Prime Mortgage loan revenues. The gain on sale of Prime Mortgage loans benefited from tightening credit spreads (the difference between the yield on the loan and the yield of a U.S. Treasury Security with the same average life). In the quarter ended June 30, 2006, $95.0 billion of mortgage loans, or 92% of Mortgage Banking loan production, was sold compared to $100.3 billion of mortgage loans, or 99% of Mortgage Banking loan production, in the quarter ended June 30, 2005.

Expenses (in dollars and as a percentage of loans produced) increased from the year-ago period, primarily due to increased compensation and occupancy costs incurred to accommodate growth in loan production capacity made to support the achievement of our long-term objective of market share growth. While we continue to expand our loan production capacity, we are also adjusting staffing and occupancy levels in markets where declines in production require such adjustments.

During the quarter ended June 30, 2006, the Loan Production Sector operated at approximately 90% of planned operational capacity, compared to 100% during the year-ago period. The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Therefore, we measure planned capacity by multiplying the number of our loan operations personnel by the number of loans we expect each loan operations staff person to process under normal conditions. Management adjusts staffing levels to account for changes in the current and projected near-term mortgage market. We plan to continue building our sales staff as a primary means to increase our market share, particularly for purchase loans.

The following table summarizes the number of people included in the Loan Production Sector workforce:

	Workforce at June 30,
	2006	2005
Sales	16,472	12,727
Operations:
Regular employees	11,039	10,347
Temporary staff	1,453	1,795
	12,492	12,142
Administration and support	3,551	2,524
Total Loan Production Sector workforce	32,515	27,393

Loan Servicing Sector

The Loan Servicing Sector includes approximately 7,400 employees who service the 7.8 million mortgage loans in our servicing portfolio. The Loan Servicing Sector’s results include fees and other income earned and expenses incurred for servicing loans for others; the financial performance of our investments in MSRs and retained interests and associated risk management activities; and profits from subservicing activities. The long-term performance of this sector is affected primarily by the level of interest rates, the corresponding effect on the level of projected and actual prepayments in our servicing portfolio, our operational effectiveness and our ability to manage interest rate risk.

Our servicing portfolio grew to $1,196.7 billion at June 30, 2006, a 24% increase from June 30, 2005. At the same time, the overall weighted-average note rate of loans in our servicing portfolio increased to 6.3% from 5.9% at June 30, 2005.

The following table summarizes the results for the Loan Servicing Sector:

	Quarters Ended June 30,
	2006		2005
	Amount	Percentage of Average Servicing Portfolio(1)	Amount	Percentage of Average Servicing Portfolio(1)
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$939,778	0.324%	$761,269	0.333%
Miscellaneous fees	134,607	0.046%	117,215	0.051%
Income from retained interests	128,542	0.044%	108,140	0.047%
Escrow balance income	207,154	0.071%	77,259	0.034%
Realization of expected cash flows from mortgage servicing rights	(767,751)	(0.264)%	—	—
Amortization of mortgage servicing rights	—	—	(482,373)	(0.211)%
Operating revenues	642,330	0.221%	581,510	0.254%
Change in fair value of mortgage servicing rights	568,585	0.196%	—	—
Impairment of mortgage servicing rights	—	—	(1,281,340)	(0.560)%
Recovery (impairment) of retained interests	51,531	0.018%	(97,481)	(0.042)%
Servicing hedge (losses) gains	(621,074)	(0.214)%	1,147,158	0.501%
Valuation changes, net of Servicing Hedge	(958)	(0.000)%	(231,663)	(0.101)%
Total servicing revenues	641,372	0.221%	349,847	0.153%
Operating expenses	187,444	0.065%	161,255	0.070%
Allocated corporate expenses	21,405	0.007%	15,006	0.007%
Total servicing expenses	208,849	0.072%	176,261	0.077%
Interest expense	153,240	0.053%	84,483	0.037%
Pre-tax earnings	$279,283	0.096%	$89,103	0.039%
Average servicing portfolio	$1,161,569,000		$915,582,000

(1)          Annualized

Pre-tax earnings in the Loan Servicing Sector were $279.3 million during the quarter ended June 30, 2006, an improvement of $190.2 million from the year-ago period. The increase in pre-tax earnings is due to improvement in Valuation Changes, net of the Servicing Hedge, which was consistent with the structure of the Servicing Hedge and the increase in interest rates during the quarter and improvement in operating revenues due mainly to a larger servicing portfolio and higher escrow balance benefit resulting from an increase in the escrow earnings rate. These improvements were partially reduced by increased interest expense related to larger average investments in servicing sector assets and increased cost of debt.

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

The LandSafe companies produced $26.2 million in pre-tax earnings in the quarter ended June 30, 2006, representing a decrease of 7% from the year-ago period. The decrease in LandSafe’s pre-tax earnings was primarily due to the decline in the mortgage market.

Banking Segment

The Banking Segment includes the investment and fee-based activities of Countrywide Bank (“Banking Operations”), along with the activities of Countrywide Warehouse Lending, a provider of mortgage inventory financing to other mortgage bankers.

The Bank also produces loans for sale through our Mortgage Banking Segment. As this activity is a mortgage banking activity, the mortgage loan production and the income relating to the sale of these loans is included in the Mortgage Banking Segment.

The Banking Segment achieved pre-tax earnings of $325.4 million during the quarter ended June 30, 2006, compared to $251.2 million for the year-ago period. Following is the composition of pre-tax earnings by component:

	Quarters Ended June 30,
	2006	2005
	(in thousands)
Banking Operations	$328,742	$238,195
Countrywide Warehouse Lending (“CWL”)	13,406	20,965
Allocated corporate expenses(1)	(16,777)	(7,999)
Total Banking Segment pre-tax earnings	$325,371	$251,161

(1)          Not included in the calculation of Banking Operations’ efficiency ratio.

The following table shows total Banking Operations loan production volume by channel:

	Quarters Ended June 30,
	2006	2005
	(in millions)
Correspondent Lending	$3,453	$5,361
Wholesale Lending	2,906	7,638
Consumer Markets	2	3,068
	$6,361	$16,067

The revenues and expenses of Banking Operations are summarized in the following table:

	Quarters Ended June 30,
	2006	2005
	(dollar amounts in thousands)
Interest income	$1,240,805	$735,021
Interest expense	(819,707)	(433,683)
Net interest income	421,098	301,338
Provision for loan losses	(35,807)	(20,265)
Net interest income after provision for loan losses	385,291	281,073
Non-interest income	37,670	37,397
Non-interest expense	(94,219)	(80,275)
Pre-tax earnings	$328,742	$238,195
Efficiency ratio(1)	21%	24%
After-tax return on average assets	0.99%	0.99%

(1)          Non-interest expense divided by the sum of net interest income plus non-interest income. The Bank’s efficiency ratio reflects the expense structure resulting from its relationship with CHL. If Countrywide Bank were a stand-alone entity, the nature and amount of its expenses would differ from those reported. For example, the fulfillment fees paid by Countrywide Bank to the Loan Production Sector for origination costs incurred on mortgage loans funded by Countrywide Bank are generally determined on an incremental cost basis which is less than would be incurred in an arms-length transaction.

The change in net interest income of Banking Operations is summarized below:

	Quarters Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Mortgage loans(1)	$70,778,676	$1,136,342	6.43%	$49,526,239	$644,818	5.21%
Securities available-for-sale(2)	5,960,904	73,652	4.94%	6,642,434	74,830	4.51%
Short-term investments	740,425	9,117	4.94%	482,324	3,470	2.89%
FHLB securities and FRB stock	1,413,274	21,694	5.63%	1,034,056	11,903	4.62%
Total earning assets	78,893,279	1,240,805	6.29%	57,685,053	735,021	5.10%
Allowance for loan losses	(131,426)			(59,999)
Other assets	1,190,491			421,285
Total non interest-earning assets	1,059,065			361,286
Total assets	$79,952,344			$58,046,339
Interest-bearing liabilities:
Money market deposits	$5,198,123	61,012	4.71%	$2,189,110	18,019	3.30%
Savings	1,069	3	1.29%	1,118	4	1.35%
Company-controlled custodial deposits	15,817,734	191,521	4.86%	10,447,296	74,420	2.86%
Time deposits	26,490,658	298,237	4.52%	15,184,893	130,382	3.44%
Total interest-bearing deposits	47,507,584	550,773	4.65%	27,822,417	222,825	3.21%
FHLB advances	23,122,143	244,904	4.25%	20,456,319	169,851	3.33%
Other borrowed funds	1,908,181	24,030	5.05%	5,289,171	41,007	3.11%
Total borrowed funds	25,030,324	268,934	4.31%	25,745,490	210,858	3.29%
Total interest-bearing liabilities	72,537,908	819,707	4.53%	53,567,907	433,683	3.25%
Non interest-bearing liabilities and equity:
Non interest-bearing checking	1,258,320			244,226
Other liabilities	750,367			638,495
Shareholder’s equity	5,405,749			3,595,711
Total non interest-bearing liabilities and equity	7,414,436			4,478,432
Total liabilities and shareholder’s equity	$79,952,344			$58,046,339
Net interest income		$421,098			$301,338
Net interest spread(3)			1.76%			1.85%
Net interest margin(4)			2.12%			2.09%

(1)       Average balances include nonaccrual loans.

(2)       Average balances and yields for securities available-for-sale are based on average amortized cost computed on the settlement date basis.

(3)       Calculated as yield on total average interest-earning assets less rate on total average interest-bearing liabilities.

(4)       Calculated as annualized net interest income divided by total average interest-earning assets.

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

	June 30, 2006 vs. June 30, 2005
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
	(in thousands)
Interest-earning assets:
Mortgage loans	$291,892	$199,632	$491,524
Securities available-for-sale	(8,060)	6,882	(1,178)
Short-term investments	2,424	3,223	5,647
Other investments	5,160	4,631	9,791
Total interest income	$291,416	$214,368	$505,784
Interest-bearing liabilities:
Money market deposits	$32,822	$10,171	$42,993
Savings	—	(1)	(1)
Escrow deposits	49,593	67,508	117,101
Time deposits	118,379	49,476	167,855
Total interest expense	200,794	127,154	327,948
FHLB advances	24,093	50,960	75,053
Other borrowed funds	(34,492)	17,515	(16,977)
Total borrowed funds	(10,399)	68,475	58,076
Total interest-bearing liabilities	190,395	195,629	386,024
Net interest income	$101,021	$18,739	$119,760

The increase in net interest income is primarily due to a $21.2 billion or 37% increase in average interest-earning assets, combined with a 3 basis point increase in net interest margin.

Banking Operations increased its investment in pay-option loans during the quarter ended June 30, 2006. These loans have interest rates that adjust monthly and minimum required payments that adjust annually, resulting in the potential for negative amortization. Minimum monthly payments may increase by no more than 7 1/2% per year unless the unpaid balance increases to a specified limit, which is no more than 115% of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after either five or ten years and again every five years thereafter. Assuming today’s interest rates remain unchanged, borrowers who consistently make the minimum required payment will have the ability to make less than the full interest payment for three to four years, at which time the negative amortization cap will be reached and a new monthly payment amount will be required. The resulting payment adjustment could be substantial. Our underwriting standards conform to those required to make the pay-option loans salable into the secondary market at the date of funding, including a requirement that the borrower meet secondary market debt-service ratio tests based on the borrower making the fully amortizing loan payment assuming the loan’s interest rate is fully indexed. (A fully indexed note rate equals the sum of the current index rate plus the margin applicable to the loan.)

Following is a summary of pay-option loans held for investment by Banking Operations:

	June 30, 2006	December 31, 2005
	(in thousands)
Total pay-option loan portfolio	$34,226,440	$26,101,306
Pay-option loans with accumulated negative amortization:
Principal	$25,016,353	$13,963,721
Accumulated negative amortization (from original loan balance)	$300,759	$74,748
Average original loan-to-value ratio(1)	75%	75%
Average combined loan-to-value ratio(2)	78%	78%
Average original FICO score	721	720
Loans delinquent 90 days or more	0.19%	0.10%

(1)       The ratio of the lower of the appraised value or purchase price of the property to the amount of the loan that is secured by the property.

(2)       The ratio of the lower of the appraised value or purchase price of the property to the amount of all loans secured by the property.

The Banking Operations provision for loan losses increased by $15.5 million during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. This increase reflects current portfolio growth, along with seasoning of loans acquired during the past years of rapid portfolio growth. The provision for loan losses and the related allowance for loan losses is impacted by many factors, including economic conditions (for example, housing prices, interest rates and unemployment rates), the borrower’s credit profile, the loan’s payment requirements, and loan seasoning and prepayments.

The composition of the Banking Operations balance sheets was as follows:

	June 30, 2006		December 31, 2005
	Amount	Rate	Amount	Rate
	(dollar amounts in millions)
Assets
Short-term investments	$179	4.72%	$245	4.08%
Mortgage loans, net of allowance for loan losses of $157 and $103, respectively	75,470	6.87%	64,279	6.11%
Securities available-for-sale	5,601	4.98%	6,251	5.02%
FHLB securities and FRB stock	1,497	5.63%	1,333	4.73%
Total interest-earning assets	82,747	6.71%	72,108	5.98%
Other assets	1,499		919
Total assets	$84,246		$73,027
Liabilities and Equity
Deposits:(1)
Customer	$33,761	4.68%	$25,300	4.09%
Company-controlled escrow deposit accounts	15,598	5.31%	13,333	4.18%
FHLB advances	25,659	4.48%	26,267	3.88%
Other borrowings	1,288	5.27%	1,280	4.23%
Total interest-bearing liabilities	76,306	4.75%	66,180	4.03%
Other liabilities	2,339		1,574
Shareholder’s equity	5,601		5,273
Total liabilities and equity	$84,246		$73,027
Primary spread(2)		1.96%		1.95%
Nonaccrual loans	$233		$151

(1)       Includes inter-company deposits.

(2)       Calculated as the yield on total interest-earning assets less the rate on total interest-bearing liabilities.

The Banking Segment also includes the operations of CWL. CWL’s pre-tax earnings decreased by $7.6 million during the quarter ended June 30, 2006 in comparison to the year-ago period, primarily due to a 19% decrease in average mortgage warehouse advances. Such average advances decreased to $4.3 billion in the quarter ended June 30, 2006 from $5.3 billion in the year-ago period, primarily due to an overall decrease in activity with Mortgage Banking Segment customers. At June 30, 2006, warehouse lending advances were $2.9 billion and had an average yield of 6.3% during the quarter ended June 30, 2006.

Capital Markets Segment

Our Capital Markets Segment achieved pre-tax earnings of $157.6 million for the quarter ended June 30, 2006, an increase of $52.7 million, or 50%, from the year-ago period driven by a 45% increase in revenues.

The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Quarters Ended June 30,
	2006	2005
	(in thousands)
Revenues:
Conduit	$104,239	$72,361
Underwriting	78,958	56,713
Commercial real estate	27,850	9,584
Securities trading	26,619	24,353
Brokering	9,485	9,037
Other	10,531	6,066
Total revenues	257,682	178,114
Expenses:
Operating expenses	92,942	69,617
Allocated corporate expenses	7,150	3,646
Total expenses	100,092	73,263
Pre-tax earnings	$157,590	$104,851

During the quarter ended June 30, 2006, the Capital Markets Segment generated revenues totaling $104.2 million from its conduit activities, primarily managing the acquisition and sale or securitization of whole loans on behalf of CHL. Conduit revenues for the reporting period increased 44% in comparison to the year-ago period because of an increase in volume and margins associated primarily with adjustable-rate and nonprime products.

Underwriting revenues increased $22.2 million over the year-ago period because of increased underwriting volume of third-party collateral and an increase in margins.

During the current reporting period, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $27.9 million primarily from sales of commercial real estate loans compared to $9.6 million in the year-ago period. The increase in revenue was due to an increase in the volume of loans sold, an increase in margins due to improved market conditions and to a change in product mix.

Total securities trading volume increased 5% over the year-ago period. Securities trading revenue increased 9% due to an increase in trading volume and trading margins in mortgage-backed securities.

The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the Mortgage Banking Segment, by instrument:

	Quarters Ended June 30,
	2006	2005
	(in millions)
Mortgage-backed securities	$570,878	$467,375
Asset-backed securities	29,061	35,535
Other	26,582	15,154
Subtotal(1)	626,521	518,064
U.S. Treasury securities	307,815	369,430
Total securities trading volume	$934,336	$887,494

(1)       Approximately 15% and 17% of the segment’s non-U.S. Treasury securities trading volume was with CHL during each of the quarters ended June 30, 2006 and 2005, respectively.

Insurance Segment

The Insurance Segment’s pre-tax earnings increased by $31.0 million over the year-ago period, to $88.7 million during the quarter ended June 30, 2006. The following table shows pre-tax earnings by business line:

	Quarters Ended June 30,
	2006	2005
	(in thousands)
Balboa Reinsurance Company	$52,661	$36,940
Balboa Life and Casualty Operations(1)	44,569	25,490
Allocated corporate expenses	(8,483)	(4,722)
Total Insurance Segment pre-tax earnings	$88,747	$57,708

(1)       Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

The following table shows net insurance premiums earned:

	Quarters Ended June 30,
	2006	2005
	(in thousands)
Balboa Reinsurance Company	$55,156	$43,149
Balboa Life and Casualty Operations	229,070	172,329
Total net insurance premiums earned	$284,226	$215,478

The following table shows insurance claim expenses:

	Quarters Ended June 30,
	2006		2005
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$9,660	18%	$12,874	30%
Balboa Life and Casualty Operations	93,149	41%	75,912	44%
Total insurance claim expenses	$102,809		$88,786

Our mortgage reinsurance business produced $52.7 million in pre-tax earnings, an increase of 43% over the year-ago period, driven primarily by an increase in policy renewal rates, growth of 16% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts, and an increase in the premiums ceded.

Our Life and Casualty insurance business produced pre-tax earnings of $44.6 million, an increase of $19.1 million, or 75%, from the year-ago period. The increase in earnings was driven by a $56.7 million or 33% increase in net earned premiums during the quarter ended June 30, 2006 in comparison to the year-ago period partially offset by a $17.2 million increase in insurance claim expense. The increase in net earned premiums was primarily attributable to a growth in voluntary homeowners and auto insurance. Insurance claim expenses decreased as a percentage of net earned premiums, due to a reduction in the loss reserves on hurricane-related claims in comparison to the year-ago period.

Our Life and Casualty insurance operations manage insurance risk by reinsuring portions of such risk. Balboa seeks to earn profits by capitalizing on Countrywide’s customer base and institutional relationships, as well as through operating efficiencies and sound underwriting.

Global Operations Segment

Global Operations pre-tax earnings totaled $2.8 million during the quarter ended June 30, 2006, a decrease of $2.5 million from the year-ago period. The decrease in earnings was primarily due to the termination of the joint venture with Barclays Bank, PLC.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

Gain on sale of loans and securities is summarized below:

	Quarters Ended June 30,
	2006			2005
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	As Percentage of Loans Sold	Loans Sold	Amount	As Percentage of Loans Sold
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$79,175,113	$972,089	1.23%	$84,935,552	$673,853	0.79%
Nonprime Mortgage Loans	9,895,562	200,003	2.02%	11,480,764	218,243	1.90%
Prime Home Equity Loans:
Initial Sales	4,702,418	91,809	1.95%	3,019,619	90,576	3.00%
Subsequent draws	1,198,709	44,017	3.67%	881,099	30,947	3.51%
	5,901,127	135,826	2.30%	3,900,718	121,523	3.12%
Total Production Sector	94,971,802	1,307,918	1.38%	100,317,034	1,013,619	1.01%
Reperforming loans	103,515	682	0.66%	224,414	7,337	3.27%
	$95,075,317	1,308,600	1.38%	$100,541,448	1,020,956	1.02%
Capital Markets:
Conduit activities(1)	$17,911,575	97,203	0.54%	$15,659,113	62,205	0.40%
Underwriting	N/A	73,506	N/A	N/A	46,265	N/A
Commercial real estate	$1,015,885	23,666	2.33%	$485,565	9,905	2.04%
Securities trading and other	N/A	13,478	N/A	N/A	(12,828)	N/A
		207,853			105,547
Other	N/A	10,997	N/A	N/A	18,906	N/A
		$1,527,450			$1,145,409

(1)       Includes loans purchased from the Mortgage Banking Segment.

The increase in Capital Markets’ gain on sale related to its conduit activities was due to increased sales volume due to increased sourcing of collateral from third parties and an increase in margins resulting from a shift in sales of loans to those with higher margins combined with an increase in demand for these products. The increase in Capital Markets’ gain on sale related to its commercial real estate activities was due to an increase in the volume of loans sold and an increase in margins on such loans resulting from a change in mix of loans towards higher margin products. Capital Markets’ revenues from its securities trading activities consist of gain on sale and interest income. In a steep yield curve environment, net interest income will comprise a larger percentage of total securities trading revenue. As the yield curve flattens, the mix of revenues will naturally shift toward gain on sale of securities. During the quarter ended

June 30, 2006 the yield curve was flatter than in the year-ago period, which resulted in a shift in trading revenues from interest income to gain on sale.

For the Mortgage Banking Segment, the effects of changes in the volume of loan sales and the rate of gain on sale (as a percentage of loans sold) on the amount of gain on sale is summarized in the following table:

	Quarters Ended June 30, 2006 vs. June 30, 2005
	Increase (Decrease) Due to
	Loans Sold	Gain on Sale Rate	Total
	(in thousands)
Mortgage Banking:
Prime Mortgage Loans	$(48,460)	$346,696	$298,236
Nonprime Mortgage Loans	(31,441)	13,201	(18,240)
Prime Home Equity Loans:
Initial Sales	39,642	(38,409)	1,233
Subsequent draws	11,606	1,464	13,070
	51,248	(36,945)	14,303
Total Production Sector	(28,653)	322,952	294,299
Reperforming loans	(2,681)	(3,974)	(6,655)
Total Mortgage Banking	$(31,334)	$318,978	$287,644

Gain on sale of Prime Mortgage Loans increased in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005 due primarily to increased margins on such loans resulting from tightening credit spreads. These positive results were partially offset by lower sales of such loans.

Gain on sale of Nonprime Mortgage Loans decreased in the quarter ended June 30, 2006 as compared to 2005 due primarily to lower sales of such loans, partially offset by an increase in margins resulting from improved hedge performance.

Gain on sale of Prime Home Equity Loans increased in the quarter ended June 30, 2006 as compared to the year-ago period due primarily to an increase in sales of such loans, partially offset by decreased margins on such loans, reflecting continuing competitive conditions in the marketplace.

Reperforming loans are reinstated loans that had previously defaulted and were repurchased from mortgage securities we issued. Gain on sale of these loans decreased due to a reduction in volume sold combined with a decrease in margin resulting from the sale of loans with lower credit quality along with increased price competition for these loans.

Net Interest Income and Provision for Loan Losses

Net interest income is summarized below:

	Quarters Ended June 30,
	2006	2005
	(in thousands)
Net interest income (expense):
Banking Segment loans and securities	$436,547	$318,234
Mortgage Banking Segment loans and securities	107,301	155,688
Loan Servicing Sector:
Net interest income on custodial balances	207,154	77,259
Interest expense	(139,685)	(100,692)
Capital Markets Segment securities inventory	17,802	40,778
Other	61,355	50,141
Net interest income	690,474	541,408
Provision for loan losses	(61,898)	(17,101)
Net interest income after provision for loan losses	$628,576	$524,307

The increase in net interest income from the Banking Segment was primarily attributable to growth in the average investment in mortgage loans. Average assets in the Banking Segment increased to $83.2 billion during the quarter ended June 30, 2006, an increase of $20.2 billion, or 32% over the year-ago period. Net interest margin increased to 2.10% during the quarter ended June 30, 2006 from 2.02% during the quarter ended June 30, 2005.

The decrease in net interest income from Mortgage Banking Segment loans and securities reflects a decrease in net interest margin from the year-ago period. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Short-term interest rates rose more than long-term mortgage interest rates between the year-ago period and the quarter ended June 30, 2006, reducing the net interest margin.

Net interest income from custodial balances increased in the current period due to an increase in the earnings rate from 2.86% during the quarter ended June 30, 2005 to 5.13% during the quarter ended June 30, 2006, and due to an increase of $0.9 billion in average custodial balances over the year-ago period. We are required to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $79.4 million and $75.7 million in the quarters ended June 30, 2006 and 2005, respectively.

Interest expense allocated to the Loan Servicing Sector increased primarily due to the effect of an increase in total Servicing Sector assets, combined with rising interest rates.

The decrease in net interest income from the Capital Markets securities portfolio is attributable to a decrease in the net interest margin from 0.46% in the quarter ended June 30, 2005 to 0.26% in the quarter ended June 30, 2006, partially offset by a 14% increase in the average inventory of securities held. The decrease in the net interest margin earned on the securities portfolio is primarily due to a flattening of the yield curve which was evidenced by a larger increase in short-term financing rates versus the increase in rates in the longer-term securities held by the Capital Markets Segment. The decline in net interest income was more than offset by an increase in gain on sale.

The increase in the provision for loan losses is due to the continuing growth and seasoning of the Banking Segment’s loan portfolio, along with deteriorating credit performance of loans held for investment in our Mortgage Banking Segment.

Nonaccrual loans, foreclosed assets and the allowance for loan losses at period end are summarized as follows:

	June 30, 2006	December 31, 2005	June 30, 2005
	(in thousands)
Nonaccrual loans:(1)
Mortgage loans:
Nonprime	$362,508	$325,257	$296,016
Prime	267,900	347,476	250,039
Prime home equity	104,028	110,040	17,165
Subtotal	734,436	782,773	563,220
Warehouse lending advances	—	—	—
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	472,299	465,599	600,940
Total nonaccrual loans	1,206,735	1,248,372	1,164,160
Real estate acquired in settlement of loans	146,027	110,499	59,976
Total nonaccrual loans and foreclosed assets	$1,352,762	$1,358,871	$1,224,136
Nonaccrual loans as a percentage of loans held for investment:
Total	1.5%	1.8%	1.9%
Excluding loans FHA-insured and VA-guaranteed loans	0.9%	1.1%	0.9%
Allowance for loan losses	$183,581	$189,201	$155,962
Allowance for loan losses as a percentage of nonaccrual loans:
Total	15.2%	15.2%	13.4%
Excluding loans FHA-insured and VA-guaranteed loans	25.0%	24.2%	27.7%
Allowance for loan losses as a percentage of loans held for investment	0.2%	0.3%	0.3%

(1)       This amount excludes $414.3 million, $473.9 million and $48.7 million, of government-insured loans eligible for repurchase from Ginnie Mae securities issued by us at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. Our servicing agreement with Ginnie Mae allows us to repurchase loans that are delinquent more than 90 days instead of continuing to advance the delinquent interest to the security holders. These amounts are included in loans held for investment as Countrywide has the option of repurchasing the loans from the securities and is required to include such loans on its balance sheets. However, we do not include these loans in our nonaccrual balances because we have not exercised the option to repurchase the loans.

The increase in the allowance for loan losses from June 30, 2005 is due mainly to continuing growth and seasoning of the Bank’s loan portfolio partially offset by a reduction in the reserve requirements for loans held for investment in the Mortgage Banking Segment. The reduction in the reserve requirements in the Mortgage Banking Segment is the result of liquidation or write down and transfer to held for sale. The provision for loan losses and the related allowance for loan losses is impacted by many factors, including economic conditions (for example, housing prices, interest rates and unemployment rates), the borrower’s credit profile, the loan’s payment requirements, and loan seasoning and prepayments.

Loan Servicing Fees and Other Income from MSRs and Retained Interests

Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Quarters Ended June 30,
	2006	2005
	(in thousands)
Servicing fees, net of guarantee fees(1)	$939,778	$761,269
Income from retained interests	128,542	108,140
Late charges	61,923	55,851
Prepayment penalties	58,148	46,610
Global Operations Segment subservicing fees	502	27,203
Ancillary fees	18,266	20,076
Total loan servicing fees and income from MSRs and retained interests	$1,207,159	$1,019,149

(1)       Includes contractually specified servicing fees

The increase in servicing fees, net of guarantee fees, was principally due to a 27% increase in the average servicing portfolio, partially offset by a decrease in the overall annualized net service fee earned from 0.333% of the average portfolio balance during the quarter ended June 30, 2005 to 0.324% during the quarter ended June 30, 2006.

The increase in income from retained interests was due primarily to a 29% increase in the average investment in these assets from the quarter ended June 30, 2005 to the quarter ended June 30, 2006 partially offset by reduction of the yield on such instruments from 23% in the year ago quarter to 21% in the current quarter.  The yield excludes any impairment charges or recoveries, which are included in recoveries and impairment of retained interests in the consolidated statement of earnings. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of mortgage loans, particularly Nonprime Mortgage and Prime Home Equity Loans.

Realization of Expected Cash Flows from Mortgage Servicing Rights

Effective January 1, 2006, we adopted SFAS 156 and elected to carry our MSRs at fair value with changes in fair value recorded in earnings. The change in fair value of the MSRs that is included in earnings for the quarter ended June 30, 2006 consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in value resulting from changes in interest rates and other market factors. The realization of expected cash flow from MSRs during the quarter resulted in a value reduction of $768.1 million during the quarter ended June 30, 2006.

Change in Value of Mortgage Servicing Rights

We recorded an increase in the fair value of the MSRs in the quarter ended June 30, 2006 of $569.0 million primarily as a result of the effect of rising mortgage rates on the fair value of MSRs during the quarter.

Amortization of Mortgage Servicing Rights

We recorded amortization of MSRs of $482.4 million, or an annual rate of 18.6%, during the quarter ended June 30, 2005. The amortization rate of the MSRs was dependent on the forecasted prepayment speeds at the beginning of the quarter.

Impairment of Mortgage Servicing Rights

During the quarter ended June 30, 2005, we recorded impairment of MSRs of $1,281.3 million, primarily driven by the decrease in mortgage interest rates at the end of the period.

Recovery/Impairment of Retained Interests

In the quarters ended June 30, 2006 and 2005, we recorded increased values of retained interests of $51.5 million and recognized impairment of retained interests of $97.6 million, respectively. The increase in value was a result of the beneficial impact of rising interest rates on the estimated cash flows underlying our interest-only and residual securities combined with a reduction in market required yields on certain residual securities.

Servicing Hedge Losses/Gains

The Servicing Hedge is designed so that the income or loss it generates mitigates the change in value of MSRs and retained interests that is recorded in current period earnings. The values of the derivatives that constitute the primary components of the Servicing Hedge are tied to long-term Treasury, mortgage and swap rate indices. These rates increased during the quarter ended June 30, 2006. As a result, the Servicing Hedge incurred a loss of $621.1 million, including $112 million of time value decay on the options included in the Servicing Hedge. In the quarter ended June 30, 2005, these rates declined. As a result, the Servicing Hedge achieved a gain of $1,147.2 million, including $149 million of time value decay.

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

Net Insurance Premiums Earned

An increase in premiums earned on the voluntary homeowners and auto lines of business along with an increase in reinsurance premiums earned contributed to the $68.7 million increase in net insurance premiums earned.

Other Revenue

Other revenue consisted of the following:

	Quarters Ended June 30,
	2006	2005
	(in thousands)
Appraisal fees, net	$34,823	$26,192
Credit report fees, net	19,611	20,495
Title services	10,147	11,094
Insurance agency commissions	7,756	6,787
Global Operations Segment processing fees	2,697	14,309
(Decrease) increase in cash surrender value of life insurance	(2,491)	1,837
Other	48,968	37,070
Total other revenue	$121,511	$117,784

Compensation Expenses

Compensation expenses increased $293.6 million, or 35%, during the quarter ended June 30, 2006 as compared to the year-ago period as summarized below:

	Quarters Ended June 30,
	2006	2005
	(in thousands)
Base salaries	$590,636	$474,988
Incentive bonus and commissions	509,223	483,651
Payroll taxes and benefits	225,545	138,517
Deferral of loan origination costs	(181,697)	(247,013)
Total compensation expenses	$1,143,707	$850,143

Average workforce by segment is summarized below:

	Quarters Ended June 30,
	2006	2005
Mortgage Banking	41,472	33,847
Banking	2,374	1,663
Capital Markets	775	603
Insurance	2,102	2,008
Global Operations	2,041	2,477
Corporate Administration	7,290	5,703
Average workforce, including temporary staff	56,054	46,301

In the Loan Production Sector, compensation expenses increased $99.3 million, or 14%, prior to the deferral of loan origination costs, because of a 23% increase in average staff to provide the capacity to increase loan production and to expand our operations to support our long-term objective of market share growth.

In the Loan Servicing Sector, compensation expense rose $23.1 million, or 33%, to accommodate a 13% increase in the number of loans serviced. Compensation expenses increased in most other business segments and corporate areas, reflecting growth in the Company.

Incremental direct costs associated with the origination of loans are deferred when incurred. Subsequent treatment of these costs is based on whether the loans are held for sale or held for investment. If the loan is sold, the costs deferred are included as a component of gain on sale; if the loan is held for investment, the deferred costs are amortized to interest income over the life of the loan. Deferral of loan origination costs decreased due to a decrease in the SFAS 91 deferral rate.

Occupancy and Other Office Expenses

Occupancy and other office expenses are summarized below:

	Quarters Ended June 30,
	2006	2005
	(in thousands)
Office and equipment rentals	$55,497	$44,076
Depreciation expense	49,827	64,419
Utilities	43,905	34,452
Postage and courier service	31,043	23,993
Office supplies	19,375	18,115
Dues and subscriptions	17,939	11,324
Repairs and maintenance	16,869	10,421
Other	26,625	18,337
Total occupancy and other office expenses	$261,080	$225,137

Occupancy and other office expenses for the quarter ended June 30, 2006 increased by 16%, or $35.9 million, primarily to accommodate a 21% increase in the average workforce.

Insurance Claim Expenses

Insurance claim expenses were $102.8 million for the quarter ended June 30, 2006 as compared to $88.8 million for the year-ago period. The increase in insurance claim expenses was due mainly to growth in our insurance book of business caused primarily by an increase in voluntary insurance which has a higher loss ratio than lender-placed lines of business.

Advertising and Promotion Expenses

Advertising and promotion expenses increased 23% from the quarter ended June 30, 2005, as a result of the increasing competition for lending business as the mortgage market declines.

Other Operating Expenses

Other operating expenses are summarized below:

	Quarters Ended June 30,
	2006	2005
	(in thousands)
Legal, consulting, accounting and auditing expenses	$63,141	$25,977
Insurance commission expense	45,508	36,699
Travel and entertainment	38,205	24,366
Losses on servicing-related advances	18,161	23,528
Insurance	13,905	11,101
Taxes and licenses	13,582	11,369
Software amortization and impairment	12,653	15,558
Other	57,772	45,043
Deferral of loan origination costs	(30,016)	(38,260)
Total other operating expenses	$232,911	$155,381

Results of Operations Comparison—Six Months Ended June 30, 2006 and 2005

Consolidated Earnings Performance

Net earnings for the six months ended June 30, 2006 were $1,405.7 million, a 12% increase from the year-ago period. Our diluted earnings per share were $2.25, a 10% increase from the year-ago period.

The increase in our earnings resulted primarily from an increase in the Banking Segment, which produced pre-tax earnings of $666.5 million, an increase of 43% from the year-ago period and an increase in our Capital Markets Segment which produced pre-tax earnings of $313.2 million, an increase of 38% from the year-ago period. The increase in profitability of our Banking Segment was primarily due to a 50% increase in average interest-earning assets at Countrywide Bank from the year-ago period.

The increase in net earnings from our Banking and Capital Market Segments was offset by a decrease in the profitability of our Mortgage Banking Segment which produced pre-tax earnings of $1,185.1 million for the six months ended June 30, 2006, a decrease of 9% from the same period last year. The decrease in the profitability of our Mortgage Banking Segment was primarily due to a decline in the profitability of our Loan Production Sector, as the increase in revenues from higher production volume was more than offset by increased operating expenses as the Company continued to build its production capacity. This decline in the Production Sector pre-tax earnings was partially offset by improved profitability in our Loan Servicing Sector resulting from an increase in the values of MSRs and retained interests, net of the related Servicing Hedge.

Operating Segment Results

Pre-tax earnings (loss) by segment are summarized below:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Mortgage Banking:
Loan Production	$608,713	$1,143,792
Loan Servicing	528,001	106,292
Loan Closing Services	48,432	47,996
Total Mortgage Banking	1,185,146	1,298,080
Banking	666,457	467,101
Capital Markets	313,163	226,898
Insurance	153,690	112,285
Global Operations	12,988	9,360
Other	(18,058)	(29,846)
Total	$2,313,386	$2,083,878

The pre-tax earnings (loss) of each segment include intercompany transactions, which are eliminated in the “other” category above.

Mortgage loan production by segment and product, net of intercompany sales, is summarized below:

	Six Months Ended June 30,
	2006	2005
	(in millions)
Segment:
Mortgage Banking	$197,087	$179,903
Banking Operations	12,320	24,588
Capital Markets - Conduit acquisitions(1)	10,620	7,316
Total Mortgage Loan Fundings	220,027	211,807
Commercial real estate	1,963	1,296
	$221,990	$213,103
Product:
Prime Mortgage	$176,092	$171,729
Prime Home Equity	23,524	19,822
Nonprime Mortgage	20,411	20,256
Commercial real estate	1,963	1,296
	$221,990	$213,103

(1)          Acquisitions from third parties

The following table summarizes loan production by purpose and by interest rate type:

	Six Months Ended June 30,
	2006	2005
	(in millions)
Purpose:
Non-purchase	$119,162	$110,452
Purchase	102,828	102,651
	$221,990	$213,103
Interest Rate Type:
Fixed Rate	$113,255	$97,106
Adjustable Rate	108,735	115,997
	$221,990	$213,103

Mortgage Banking Segment

The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors.

Loan Production Sector

Mortgage Banking loan production volume for the six months ended June 30, 2006, increased 10% from the year-ago period. Purchase and non-purchase loan production grew 6% and 13%, respectively, resulting from an increase in market share.

The following table summarizes Mortgage Banking loan production by channel, by Mortgage Loan type, by purpose and by interest rate type:

	Six Months Ended June 30,(1)
	2006	2005
	(in millions)
Channel:
Originated:
Consumer Markets	$59,000	$54,206
Wholesale Lending	44,758	36,970
Full Spectrum Lending	16,063	10,301
Total originated	119,821	101,477
Purchased—Correspondent Lending	77,266	78,426
	$197,087	$179,903
Mortgage Loan Type:
Prime Mortgage	$158,054	$148,552
Prime Home Equity	20,763	13,494
Nonprime Mortgage	18,270	17,857
	$197,087	$179,903
Purpose:
Non-purchase	$105,600	$93,432
Purchase	91,487	86,471
	$197,087	$179,903
Interest Rate Type:
Fixed Rate	$107,855	$90,651
Adjustable Rate	89,232	89,252
	$197,087	$179,903

(1)          Includes $24.3 billion of loans funded by Countrywide Bank during the six months ended June 30, 2006. The Bank did not fund any loans for the Mortgage Banking Segment during the six months ended June 30, 2005.

The pre-tax earnings of the Loan Production Sector are summarized below:

	Six Months Ended June 30,
	2006		2005
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$2,064,861		$1,674,276
Nonprime Mortgage	420,124		665,028
Prime Home Equity	339,058		349,487
Total revenues	2,824,043	1.43%	2,688,791	1.49%
Expenses:
Compensation	1,227,070	0.62%	886,398	0.49%
Other operating	709,165	0.36%	484,090	0.27%
Allocated corporate	279,095	0.14%	174,511	0.09%
Total expenses	2,215,330	1.12%	1,544,999	0.85%
Pre-tax earnings	$608,713	0.31%	$1,143,792	0.64%
Total Mortgage Banking loan production	$197,087,000		$179,903,000

Revenues increased from the year-ago period primarily driven by higher volume of loans produced and sold combined with improved Prime Mortgage loan revenues. The gain on sale of Prime Mortgage loans benefited from tightening credit spreads. This benefit was partially offset by the effect of continuing competitive pressure on Nonprime Mortgage Loans and Prime Home Equity Loans gain on sale and by reduced net interest income earned on loans held for sale caused by the effect of the flattening yield curve. In the six months ended June 30, 2006, $185.7 billion of mortgage loans, or 94% of Mortgage Banking loan production, was sold compared to $176.5 billion of mortgage loans, or 98% of Mortgage Banking loan production, during the six months ended June 30, 2005.

Expenses increased from the year-ago period, primarily due to increased compensation and occupancy costs incurred to accommodate growth in loan production capacity to support the achievement of our long-term objective of market share growth.

During the six months ended June 30, 2006, the Loan Production Sector operated at approximately 85% of planned operational capacity, compared to 95% during the year-ago period.

The Correspondent Lending Division decreased its overall loan production volume because of increased competition in the agency conforming and pay-option loan market.

The Consumer Markets Division’s commissioned sales force contributed $22.1 billion in purchase originations during the six months ended June 30, 2006, a 1% decrease from the year-ago period. Purchase production generated by the commissioned sales force represented 77% of the Consumer Markets Division’s total purchase production for the six months ended June 30, 2006.

Loan Servicing Sector

The following table summarizes the results for the Loan Servicing Sector:

	Six Months Ended June 30,
	2006		2005
	Amount	Percentage of Average Servicing Portfolio(1)	Amount	Percentage of Average Servicing Portfolio(1)
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$1,853,240	0.325%	$1,481,586	0.334%
Miscellaneous fees	278,990	0.049%	231,859	0.052%
Income from retained interests	262,515	0.046%	225,115	0.051%
Escrow balance income	367,181	0.064%	107,788	0.024%
Realization of expected cash flows from mortgage servicing rights	(1,505,929)	(0.264)%	—	—
Amortization of mortgage servicing rights	—	—	(954,560)	(0.215)%
Operating revenues	1,255,997	0.220%	1,091,788	0.246%
Change in fair value of mortgage servicing rights	1,546,646	0.271%	—	—
Impairment of mortgage servicing rights	—	—	(828,906)	(0.187)%
Impairment of retained interests	(68,583)	(0.012)%	(236,094)	(0.053)%
Servicing hedge (losses) gains	(1,506,944)	(0.264)%	594,866	0.134%
Valuation changes, net of Servicing Hedge	(28,881)	(0.005)%	(470,134)	(0.106)%
Total servicing revenues	1,227,116	0.215%	621,654	0.140%
Operating expenses	372,923	0.065%	309,427	0.070%
Allocated corporate expenses	44,583	0.008%	29,215	0.006%
Total servicing expenses	417,506	0.073%	338,642	0.076%
Interest expense	281,609	0.049%	176,720	0.040%
Pre-tax earnings	$528,001	0.093%	$106,292	0.024%
Average servicing portfolio	$1,140,989,000		$887,742,000

(1)       Annualized

Pre-tax earnings in the Loan Servicing Sector were $528.0 million during the six months ended June 30, 2006, an improvement of $421.7 million from the year-ago period. The increase in pre-tax earnings is due to  improved valuation changes, net of the Servicing Hedge, and improvement in operating revenues due mainly to a larger portfolio and higher escrow balance benefit resulting from an increase in the escrow earnings rate. These improvements were partially reduced by increased interest expense related to a larger average investment in Servicing Sector assets and increased cost of debt.

Loan Closing Services Sector

The LandSafe companies produced $48.4 million in pre-tax earnings in the six months ended June 30, 2006, representing an increase of 1% from the year-ago period.

Banking Segment

The Banking Segment achieved pre-tax earnings of $666.5 million during the six months ended June 30, 2006, compared to $467.1 million for the year-ago period. Following is the composition of pre-tax earnings by component:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Banking Operations	$659,473	$444,068
CWL	31,532	38,257
Allocated corporate expenses(1)	(24,548)	(15,224)
Total Banking Segment pre-tax earnings	$666,457	$467,101

(1)  Not included in calculation of Banking Operations’ efficiency ratio

The following table shows total Banking Operations loan production volume by division, primarily sourced by the Mortgage Banking Segment:

	Six Months Ended June 30,
	2006	2005
	(in millions)
Correspondent Lending	$5,790	$8,770
Wholesale Lending	5,676	11,723
Consumer Markets	854	4,095
	$12,320	$24,588

The revenues and expenses of Banking Operations are summarized in the following table:

	Six Months Ended June 30,
	2006	2005
	(dollar amounts in thousands)
Interest income	$2,363,269	$1,285,290
Interest expense	(1,523,871)	(733,954)
Net interest income	839,398	551,336
Provision for loan losses	(63,433)	(26,671)
Net interest income after provision for loan losses	775,965	524,665
Non-interest income	73,483	67,638
Non-interest expense	(189,975)	(148,235)
Pre-tax earnings	$659,473	$444,068
Efficiency ratio(1)	21%	24%
After-tax return on average assets	1.03%	1.02%

(1)       Non-interest expense divided by the sum of net interest income plus non-interest income. The Bank’s efficiency ratio reflects the expense structure resulting from its relationship with CHL. If Countrywide Bank were a stand-alone entity, the nature and amount of its expenses would differ from those reported. For example, the fulfillment fees paid by Countrywide Bank to the Loan Production Sector for origination costs incurred on mortgage loans funded by Countrywide Bank are generally determined on an incremental cost basis which is less than would be incurred in an arms-length transaction.

The change in net interest income of the Banking Operations is summarized below:

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Mortgage loans(1)	$68,427,489	$2,157,342	6.32%	$43,423,406	$1,121,865	5.18%
Securities available-for-sale(2)	6,104,385	154,121	5.05%	5,987,847	135,557	4.53%
Short-term investments	565,344	13,441	4.79%	498,832	6,651	2.69%
FHLB securities and FRB stock	1,383,792	38,365	5.59%	946,107	21,217	4.52%
Total earning assets	76,481,010	2,363,269	6.19%	50,856,192	1,285,290	5.07%
Allowance for loan losses	(119,361)			(55,324)
Other assets	1,061,392			713,297
Total non interest-earning assets	942,031			657,973
Total assets	$77,423,041			$51,514,165
Interest-bearing liabilities:
Money market deposits	$5,015,153	112,421	4.52%	$2,000,914	31,334	3.16%
Savings	1,094	5	1.05%	1,374	10	1.51%
Company-controlled custodial deposits	14,649,621	337,373	4.64%	9,330,549	122,758	2.65%
Time deposits	24,640,209	534,803	4.38%	13,453,466	222,912	3.34%
Total interest-bearing deposits	44,306,077	984,602	4.48%	24,786,303	377,014	3.07%
FHLB advances	23,869,819	490,125	4.14%	18,633,055	301,519	3.26%
Other borrowed funds	2,061,491	49,144	4.81%	3,781,701	55,421	2.96%
Total borrowed funds	25,931,310	539,269	4.19%	22,414,756	356,940	3.21%
Total interest-bearing liabilities	70,237,387	1,523,871	4.38%	47,201,059	733,954	3.14%
Non interest-bearing liabilities and equity:
Non interest-bearing checking	1,109,690			171,272
Other liabilities	730,038			841,799
Shareholder’s equity	5,345,926			3,300,035
Total non interest-bearing liabilities and equity	7,185,654			4,313,106
Total liabilities and shareholder’s equity	$77,423,041			$51,514,165
Net interest income		$839,398			$551,336
Net interest spread(3)			1.81%			1.93%
Net interest margin(4)			2.17%			2.16%

(1)       Average balances include nonaccrual loans.

(2)       Average balances and yields for securities available-for-sale are based on average amortized cost computed on the settlement date basis.

(3)       Calculated as yield on total average interest-earning assets less rate on total average interest-bearing liabilities.

(4)       Calculated as annualized net interest income divided by total average interest-earning assets.

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

	June 30, 2006 vs. June 30, 2005
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
	(in thousands)
Interest-earning assets:
Mortgage loans	$704,332	$331,145	$1,035,477
Securities available-for-sale	2,682	15,882	18,564
Short-term investments	988	5,802	6,790
Other investments	11,318	5,830	17,148
Total interest income	$719,320	$358,659	$1,077,979
Interest-bearing liabilities:
Money market deposits	$63,033	$18,054	$81,087
Savings	(2)	(3)	(5)
Escrow deposits	92,652	121,963	214,615
Time deposits	227,204	84,687	311,891
Total interest expense	382,887	224,701	607,588
FHLB advances	96,386	92,220	188,606
Other borrowed funds	(31,854)	25,577	(6,277)
Total borrowed funds	64,532	117,797	182,329
Total interest-bearing liabilities	447,419	342,498	789,917
Net interest income	$271,901	$16,161	$288,062

The increase in net interest income is primarily due to a $25.6 billion or 50% increase in average interest-earning assets. Net interest margin was comparable to the prior period.

The Banking Operation’s provision for loan losses increased by $36.8 million during the six months ended June 30, 2006, compared to the six months ended June 30, 2005. This increase reflects current portfolio growth, along with providing for seasoning of loans acquired during the past years of rapid portfolio growth.

As part of the operation of the Banking Segment, CWL’s pre-tax earnings decreased by $6.7 million during the six months ended June 30, 2006, in comparison to the year-ago period, primarily due to an 8% decrease in average mortgage warehouse advances, which resulted primarily from an overall decrease in activity with Mortgage Banking Segment customers.

Capital Markets Segment

Our Capital Markets Segment achieved pre-tax earnings of $313.2 million for the six months ended June 30, 2006, an increase of $86.3 million, or 38%, from the year-ago period driven by a 36% increase in revenues mainly due to an increase in conduit, underwriting and securities trading revenues.

The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Revenues:
Conduit	$226,840	$168,349
Underwriting	150,170	108,270
Securities trading	61,283	43,767
Commercial real estate	44,113	38,591
Brokering	16,142	15,246
Other	22,257	7,800
Total revenues	520,805	382,023
Expenses:
Operating expenses	196,413	147,353
Allocated corporate expenses	11,229	7,772
Total expenses	207,642	155,125
Pre-tax earnings	$313,163	$226,898

During the six months ended June 30, 2006, the Capital Markets Segment generated revenues totaling $226.8 million from its conduit activities, primarily managing the acquisition and sale or securitization of whole loans on behalf of CHL. Conduit revenues for the reporting period increased 35% in comparison to the year-ago period because of an increase in volume and margins associated primarily with adjustable-rate products and an increase in the volume of nonprime products, partially offset by a decrease in margins of nonprime products.

Underwriting revenues increased $41.9 million over the year-ago period because of increased underwriting to third parties.

Total securities trading volume increased 11% over the year-ago period. Securities trading revenue increased 40% due to an increase in trading margins and a shift in trading mix to higher-margin securities.

During the six months ended June 30, 2006, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $44.1 million primarily from sales of commercial real estate loans compared to $38.6 million in the year-ago period. The increase in revenue was due to an increase in the volume of loans sold partially offset by a decrease in margins resulting from price competition and a change in the mix of products sold.

The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the Mortgage Banking Segment, by instrument:

	Six Months Ended June 30,
	2006	2005
	(in millions)
Mortgage-backed securities	$1,099,228	$887,736
Asset-backed securities	61,737	69,900
Other	86,799	34,546
Subtotal(1)	1,247,764	992,182
U.S. Treasury securities	664,927	723,933
Total securities trading volume	$1,912,691	$1,716,115

(1)       Approximately 14% and 17% of the segment’s non-U.S. Treasury securities trading volume was with CHL during each of the six months ended June 30, 2006 and 2005, respectively.

Insurance Segment

The Insurance Segment’s pre-tax earnings increased by $41.4 million over the year-ago period, to $153.7 million during the six months ended June 30, 2006. The following table shows pre-tax earnings by business line:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Balboa Reinsurance Company	$99,158	$80,060
Balboa Life and Casualty Operations(1)	67,348	42,807
Allocated corporate expenses	(12,816)	(10,582)
Total Insurance Segment pre-tax earnings	$153,690	$112,285

(1)       Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

The following table shows net insurance premiums earned:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Balboa Reinsurance Company	$106,951	$86,844
Balboa Life and Casualty Operations	457,068	328,152
Total net insurance premiums earned	$564,019	$414,996

The following table shows insurance claim expenses:

	Six Months Ended June 30,
	2006		2005
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$20,735	19%	$19,796	23%
Balboa Life and Casualty Operations	206,116	45%	144,925	44%
Total insurance claim expenses	$226,851		$164,721

Our mortgage reinsurance business produced $99.2 million in pre-tax earnings, an increase of 24% over the year-ago period, driven primarily by an increase in policy renewal rates, growth of 16% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts and an increase in the premiums ceded.

Our Life and Casualty insurance business produced pre-tax earnings of $67.3 million, an increase of $24.5 million, or 57%, from the year-ago period. The increase in earnings was driven by a $128.9 million or 39% increase in net earned premiums during the six months ended June 30, 2006, in comparison to the year-ago period, partially offset by an increase in insurance claim expense. The increase in net earned premiums was primarily attributable to an increase in voluntary homeowners and auto insurance. Insurance claim expenses as a percentage of net earned premiums was comparable to the year-ago period.

Global Operations Segment

Global Operations pre-tax earnings totaled $13.0 million during the six months ended June 30, 2006, an increase of $3.6 million from the year-ago period.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

Gain on sale of loans and securities is summarized below:

	Six Months Ended June 30,
	2006			2005
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	As Percentage of Loans Sold	Loans Sold	Amount	As Percentage of Loans Sold
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$155,351,689	$1,869,823	1.20%	$143,856,140	$1,403,198	0.98%
Nonprime Mortgage Loans	18,985,834	349,440	1.84%	23,967,130	569,735	2.38%
Prime Home Equity Loans:
Initial Sales	9,144,944	169,728	1.86%	7,045,028	216,433	3.07%
Subsequent draws	2,173,660	79,704	3.67%	1,669,941	61,483	3.68%
	11,318,604	249,432	2.20%	8,714,969	277,916	3.19%
Total Production Sector	185,656,127	2,468,695	1.33%	176,538,239	2,250,849	1.27%
Reperforming loans	247,162	2,661	1.08%	683,662	22,903	3.35%
	$185,903,289	2,471,356	1.33%	$177,221,901	2,273,752	1.28%
Capital Markets:
Conduit activities(1)	$35,855,029	210,097	0.59%	$24,668,124	143,275	0.58%
Underwriting	N/A	136,607	N/A	N/A	85,713	N/A
Commercial real estate	$1,958,070	31,229	1.59%	$1,131,916	37,600	3.32%
Securities trading and other	N/A	17,220	N/A	N/A	(43,193)	N/A
		395,153			223,395
Other	N/A	22,119	N/A	N/A	10,013	N/A
		$2,888,628			$2,507,160

(1)       Includes loans purchased from the Mortgage Banking Segment.

The increase in Capital Markets’ gain on sale related to its conduit activities was due to increased sales of mortgage loans. The decrease in Capital Markets’ gain on sale related to its commercial real estate activities was due to a decrease in margins on such loans partially offset by an increase in sales of such loans. Capital Markets’ revenues from its securities trading activities consist of gain on sale and interest income. In a steep yield curve environment, net interest income will comprise a larger percentage of total securities trading revenue. As the yield curve flattens, the mix of revenues will naturally shift toward gain on sale of securities. During the six months ended June 30, 2006, the yield curve was flatter than in the year-ago period, which resulted in a shift in trading revenues from interest income to gain on sale.

For the Mortgage Banking Segment, the effects of changes in the volume of loan sales and the rate of gain on sale (as a percentage of loans sold) on the amount of gain on sale is summarized in the following table:

	Six Months Ended June 30, 2006 vs. June 30, 2005
	Increase (Decrease) Due to
	Loans Sold	Gain on Sale Rate	Total
	(in thousands)
Mortgage Banking:
Prime Mortgage Loans	$118,808	$347,817	$466,625
Nonprime Mortgage Loans	(105,599)	(114,696)	(220,295)
Prime Home Equity Loans:
Initial Sales	53,543	(100,248)	(46,705)
Subsequent draws	18,471	(250)	18,221
	72,014	(100,498)	(28,484)
Total Production Sector	85,223	132,623	217,846
Reperforming loans	(9,812)	(10,430)	(20,242)
Total Mortgage Banking	$75,411	$122,193	$197,604

Gain on sale of Prime Mortgage Loans increased in the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, due primarily to higher margins and to a lesser extent increased sales of such loans. Higher margins resulted from tightening of spreads, which improved secondary market conditions.

Gain on sale of Nonprime Mortgage Loans decreased in the six months ended June 30, 2006, as compared to 2005, due primarily to lower margins resulting from increased pricing competition and to decreased sales of such loans.

Gain on sale of Prime Home Equity Loans decreased in the six months ended June 30, 2006, as compared to the year-ago period due primarily to reduced margins on such loans resulting from increased pricing competition, partially offset by increased sales of such loans.

Net Interest Income and Provision for Loan Losses

Net interest income is summarized below:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net interest income (expense):
Banking Segment loans and securities	$874,455	$585,594
Mortgage Banking Segment loans and securities	220,627	332,019
Loan Servicing Sector:
Net interest income on custodial balances	367,181	107,788
Interest expense	(250,055)	(196,559)
Capital Markets Segment securities inventory	50,165	91,688
Other	122,536	111,871
Net interest income	1,384,909	1,032,401
Provision for loan losses	(125,036)	(36,723)
Net interest income after provision for loan losses	$1,259,873	$995,678

The increase in net interest income from the Banking Segment was primarily attributable to growth in the average investment in mortgage loans. Average assets in the Banking Segment increased to $80.9 billion during the six months ended June 30, 2006, an increase of $25.2 billion, or 45% over the year-ago period. Net interest margin increased to 2.16% during the six months ended June 30, 2006, from 2.10% during the six months ended June 30, 2005.

The decrease in net interest income from Mortgage Banking Segment loans and securities reflects a decrease in net interest margin partially offset by an increase in average balances from the year-ago period. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Short-term interest rates rose more than long-term mortgage interest rates between the year-ago period and the six months ended June 30, 2006, reducing the net interest margin.

Net interest income from custodial balances increased in the current period due to an increase in the earnings rate from 2.64% during the six months ended June 30, 2005, to 4.94% during the six months ended June 30, 2006, along with an increase of $1.4 billion in average custodial balances over the year-ago period. We are required to pass through a full month’s interest to security holders on paid-off loans, regardless of the payoff date, at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $149.4 million in the six months ended June 30, 2006 and 2005.

Interest expense allocated to the Loan Servicing Sector increased primarily due to the effect of rising interest rates, combined with an increase in total Servicing Sector assets.

The decrease in net interest income from the Capital Markets’ securities portfolio is attributable to a decrease in the net interest margin from 0.49% in the six months ended June 30, 2005, to 0.33% in the six months ended June 30, 2006, partially offset by an increase of 10% in the average inventory of securities held. The decrease in the net interest margin earned on the securities portfolio is primarily due to a flattening of the yield curve which was evidenced by a larger increase in short-term financing rates versus the increase in rates in the longer-term securities held by the Capital Markets Segment. The decline in net interest income was more than offset by an increase in gain on sale.

The increase in the provision for loan losses is due to the continuing growth and seasoning of the Banking Segment’s loan portfolio, along with deteriorating credit performance of loans held for investment in our Mortgage Banking Segment.

Loan Servicing Fees and Other Income from MSRs and Retained Interests

Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Servicing fees, net of guarantee fees(1)	$1,853,240	$1,481,586
Income from retained interests	262,515	225,115
Late charges	129,264	112,719
Prepayment penalties	111,934	79,513
Global Operations Segment subservicing fees	11,824	55,730
Ancillary fees	38,269	36,844
Total loan servicing fees and income from MSRs and retained interests	$2,407,046	$1,991,507

(1)       Includes contractually specified servicing fees

The increase in servicing fees, net of guarantee fees, was principally due to a 29% increase in the average servicing portfolio, partially offset by a decrease in the overall annualized net service fee earned from 0.334% of the average portfolio balance during the six months ended June 30, 2005, to 0.325% during the six months ended June 30, 2006.

The increase in income from retained interests was due primarily to a 26% increase in the average investment in these assets.

Realization of Expected Cash Flows from Mortgage Servicing Rights

Effective January 1, 2006, we adopted SFAS 156 and elected to carry our MSRs at fair value with changes in fair value recorded in earnings. The change in fair value of the MSRs that is included in earnings for the six months ended June 30, 2006, consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in value resulting from changes in interest rates and other market factors. The realization of expected cash flows from MSRs during the six months resulted in a value reduction of $1,506.7 million during the six months ended June 30, 2006.

Change in Value of Mortgage Servicing Rights

We recorded an increase in the fair value of the MSRs in the six months ended June 30, 2006, of $1,547.3 million primarily as a result of the increase in mortgage rates during the period.

Amortization of Mortgage Servicing Rights

We recorded amortization of MSRs of $954.6 million, or an annual rate of 18.8%, during the six months ended June 30, 2005. The amortization rate of the MSRs was dependent on the forecasted prepayment speeds at the beginning of the period.

Impairment of Mortgage Servicing Rights

During the six months ended June 30, 2005, we recorded impairment of MSRs of $828.9 million, primarily driven by the increase in mortgage interest rates during the period.

Impairment of Retained Interests

In the six months ended June 30, 2006 and 2005, we recognized impairment of retained interests of $69.2 million and $234.7 million, respectively. This impairment was a result of a decline in the value of such securities due to compression of the interest rate spread on the residuals we hold because the interest on the collateral is fixed-rate while the pass-through rate is floating.

Servicing Hedge Losses/Gains

The Servicing Hedge is designed so that the income or loss it generates mitigates the change in value of MSRs and retained interests that is recorded in current period earnings. The values of the derivatives that constitute the primary components of the Servicing Hedge are tied to long-term Treasury, mortgage and swap rate indices. These rates increased during the six months ended June 30, 2006. As a result, the Servicing Hedge incurred a loss of $1,506.9 million, including $245 million of time value decay on the options included in the Servicing Hedge during the six months ended June 30, 2006. These rates declined during the six months ended June 30, 2005. As a result, the Servicing Hedge achieved a gain of $594.9 million, including $268 million of time value decay during the six months ended June 30, 2005.

Net Insurance Premiums Earned

Net insurance premiums increased $149.0 million as a result of an increase in premiums earned on the voluntary homeowners and auto lines of business along with an increase in reinsurance premiums earned.

Other Revenue

Other revenue consisted of the following:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Appraisal fees, net	$66,085	$47,757
Credit report fees, net	38,957	39,016
Title services	20,081	22,652
Insurance agency commissions	15,096	11,657
Global Operations Segment processing fees	12,944	27,293
Increase in cash surrender value of life insurance	4,098	1,189
Other	94,853	77,222
Total other revenue	$252,114	$226,786

Compensation Expenses

Compensation expenses increased $581.9 million, or 36%, during the six months ended June 30, 2006 as compared to the year-ago period as summarized below:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Base salaries	$1,133,668	$924,355
Incentive bonus and commissions	965,522	863,231
Payroll taxes and benefits	459,201	288,055
Deferral of loan origination costs	(339,866)	(439,019)
Total compensation expenses	$2,218,525	$1,636,622

Average workforce by segment is summarized below:

	Six Months Ended June 30,
	2006	2005
Mortgage Banking	40,843	32,592
Banking	2,297	1,607
Capital Markets	744	591
Insurance	2,123	1,959
Global Operations	2,226	2,412
Corporate Administration	7,091	5,608
Average workforce, including temporary staff	55,324	44,769

In the Loan Production Sector, compensation expenses increased $240.2 million, or 19%, prior to the deferral of loan origination costs, because of a 25% increase in average staff to accommodate growth in loan production and to expand our capacity to support our long-term objective of market share growth.

In the Loan Servicing Sector, compensation expense rose $47.1 million, or 34%, to accommodate a 13% increase in the number of loans serviced. Compensation expenses increased in most other business segments and corporate areas, reflecting growth in the Company.

Occupancy and Other Office Expenses

Occupancy and other office expenses are summarized below:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Office and equipment rentals	$108,639	$86,667
Depreciation expense	97,598	97,943
Utilities	88,740	69,110
Postage and courier service	56,260	47,530
Office supplies	38,121	34,136
Dues and subscriptions	33,634	23,576
Repairs and maintenance	30,021	22,159
Other	53,398	32,672
Total occupancy and other office expenses	$506,411	$413,793

Occupancy and other office expenses for the six months ended June 30, 2006, increased by 22%, or $92.6 million, primarily to accommodate a 24% increase in the average workforce.

Insurance Claim Expenses

Insurance claim expenses were $226.9 million for the six months ended June 30, 2006, as compared to $164.7 million for the year-ago period. The increase in insurance claim expenses was due mainly to growth in our insurance book of business caused primarily by an increase in voluntary insurance, which has a higher loss ratio than lender-placed lines of business.

Advertising and Promotion Expenses

Advertising and promotion expenses increased 16% from the six months ended June 30, 2005, as a result of a shift in the mortgage loan production market toward purchase activity, which generally requires more advertising and promotion than refinance activity, which is customarily driven by increased consumer demand for mortgages resulting from low interest rates.

Other Operating Expenses

Other operating expenses are summarized below:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Legal, consulting, accounting and auditing expenses	$113,503	$53,438
Insurance commission expense	90,890	68,269
Travel and entertainment	74,562	48,124
Losses on servicing-related advances	33,401	44,983
Taxes and licenses	28,947	21,909
Insurance	28,637	22,750
Software amortization and impairment	27,071	28,666
Other	103,748	84,718
Deferral of loan origination costs	(55,684)	(67,837)
Total other operating expenses	$445,075	$305,020

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

The following table summarizes the estimated change in fair value of our interest-rate-sensitive assets, liabilities and commitments as of June 30, 2006, given several hypothetical, (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(in millions)
MSRs and other financial instruments:
MSRs and retained interests	$(2,378)	$(1,014)	$686	$1,127
Impact of Servicing Hedge:
Mortgage-based	176	88	(88)	(175)
Swap-based	2,464	949	(554)	(847)
Treasury-based	259	62	43	135
MSRs and retained interests, net	521	85	87	240
Interest rate lock commitments	387	255	(371)	(813)
Mortgage Loan Inventory	1,196	678	(818)	(1,735)
Impact of associated derivative instruments:
Mortgage-based	(1,751)	(996)	1,225	2,587
Treasury-based	139	53	(11)	(11)
Eurodollar-based	(42)	(26)	50	113
Interest rate lock commitments and Mortgage Loan Inventory, net	(71)	(36)	75	141
Countrywide Bank:
Securities portfolio	196	110	(127)	(264)
Mortgage loans	563	271	(493)	(828)
Deposit liabilities	(293)	(151)	155	312
Federal Home Loan Bank advances	(168)	(51)	236	277
Countrywide Bank, net	298	179	(229)	(503)
Notes payable and capital securities	(626)	(303)	291	577
Impact of associated derivative instruments:
Swap-based	175	87	(85)	(168)
Notes payable and capital securities, net	(451)	(216)	206	409
Insurance company investment portfolios	61	31	(31)	(62)
Net change in fair value related to MSRs and other financial instruments	$358	$43	$108	$225
Net change in fair value related to broker-dealer trading securities	$2	$4	$(10)	$(25)

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

Market Risk—Foreign Currency Risk

To diversify our funding sources on a global basis, we also issue medium-term notes denominated in a foreign currency. We manage the foreign currency risk associated with these medium-term notes through cross-currency swap transactions. The terms of the cross-currency swaps have the effect of converting all foreign currency-denominated medium-term notes into U.S. dollar obligations, thereby eliminating the associated foreign currency risk. As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

Credit Risk Management

Our primary credit risk is in our residential mortgage lending activities, and to a much lesser extent, in our commercial real estate lending activities. We manage our credit risk through credit policy, underwriting, quality control and surveillance activities as well as through use of credit enhancements, especially nonrecourse and limited recourse securitizations. We also employ proactive collection and loss mitigation efforts.

Sale of Loans—Representations and Warranties

Nearly all of the mortgage loans that we originate in our Mortgage Banking Segment are sold into the secondary mortgage market in the form of securities, and to a lesser extent in the form of loans. In the case of both securitizations and loan sales, we assume potential liability under the representations and warranties we make to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In either case, we bear the risk of any subsequent credit loss on the mortgage loans. The liability associated with this risk totaled $307.6 million at June 30, 2006 and $169.8 million at December 31, 2005. The increase in this representation and warranty reserve is due mainly to securitizations in the current period together with an increase in loan sales, which generally have more extensive representations and warranties than securitizations. The expense of $184.8 million for the six months ended June 30, 2006 associated with the reserve for representations and warranties was recorded as a component of gain on sale of loans in the consolidated income statement.

Securitization Credit Recourse

When we securitize our mortgage loans, we may retain limited credit risk. As described in more detail in our 2005 Annual Report on Form 10-K, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. Our Prime

Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity Loans and Nonprime Mortgage Loans generally are securitized with limited recourse for credit losses.

Our exposure to credit losses related to our recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. These amounts at June 30, 2006 are as follows:

June 30, 2006
(in thousands)
Subordinated Interests:
Prime home equity residual securities	$805,034
Prime home equity line of credit transferor’s interest	491,788
Nonprime residual securities	463,727
Prime residual securities	44,438
Subordinated mortgage-backed pass-through securities	1,846
$1,806,833
Corporate guarantees in excess of recorded liability	$438,996

Expected future credit losses are considered in the determination of the fair value of the residual securities.

The total credit losses incurred for the six months ended June 30, 2006 and 2005 related to all of our mortgage loan sales activities are summarized as follows:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Nonprime securitizations with retained residual interest	$38,331	$32,679
Prime home equity securitizations with retained residual interest	25,251	13,275
Repurchased or indemnified loans	47,003	19,734
Nonprime securitizations with corporate guarantee	5,132	7,567
Prime home equity securitizations with corporate guarantee	2,192	6,180
VA losses in excess of VA guarantee	677	1,131
	$118,586	$80,566

Portfolio Lending Activities

As discussed in the preceding section, “Detailed Line Item Discussion of Consolidated Revenue and Expense Items—Net Interest Income and Provision for Loan Losses,” we have a portfolio of mortgage loans held for investment, consisting primarily of Prime Mortgage and Prime Home Equity Loans, with unpaid principal balances that amounted to $74.6 billion at June 30, 2006. This portfolio is held primarily in our Banking Operations. Of the amount held in the Banking Operations, $3.4 billion of Prime Home Equity Loans with combined loan-to-value ratios equal to or above 90% are covered by pool insurance policies that provide partial protection against credit losses. With respect to the remaining portion of this portfolio, we generally retain full credit exposure on these loans other than primary mortgage insurance (which is generally required for conventional loans with loan-to-value ratios greater than 80%).

We also provide short-term secured mortgage-loan warehouse advances to various lending institutions, which totaled $2.9 billion at June 30, 2006. We incurred no credit losses related to this activity during the six months ended June 30, 2006.

Mortgage Reinsurance

We provide mortgage reinsurance on certain mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premium. As of June 30, 2006, approximately $83.8 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At June 30, 2006, the maximum aggregate losses under the reinsurance contracts was limited to $750.2 million. We are required to pledge securities to cover this potential liability. For the six months ended June 30, 2006, we did not experience any losses under our reinsurance contracts.

Mortgage Loans Held for Sale

At June 30, 2006, mortgage loans held for sale amounted to $35.4 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with loan-to-value ratios greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

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

The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements at June 30, 2006, before and after collateral held by us, was as follows:

June 30, 2006
(in millions)
Aggregate credit exposure before collateral held	$752
Less: collateral held	(294)
Net aggregate unsecured credit exposure	$458

For the six months ended June 30, 2006, we incurred no credit losses due to non-performance of any of our counterparties.

Loan Servicing

The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans and securities held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated.

	Six Months Ended June 30,
	2006	2005
	(in millions)
Beginning owned servicing portfolio	$1,081,189	$821,475
Add: Loan production	220,027	211,807
Purchased MSRs (bulk acquisitions)	172	33,501
Less: Runoff(1)	(126,643)	(130,045)
Ending owned servicing portfolio	1,174,745	936,738
Subservicing portfolio	21,975	27,706
Total servicing portfolio	$1,196,720	$964,444
MSR portfolio	$1,063,405	$849,057
Mortgage loans owned	111,340	87,681
Subservicing portfolio	21,975	27,706
Total servicing portfolio	$1,196,720	$964,444

	June 30,
	2006	2005
	(in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$960,472	$730,509
Nonprime Mortgage	112,378	104,135
Prime Home Equity	50,854	50,852
FHA-insured mortgage	37,618	38,288
VA-guaranteed mortgage	13,423	12,954
Total owned portfolio	$1,174,745	$936,738
Delinquent mortgage loans(2):
30 days	2.24%	2.16%
60 days	0.72%	0.63%
90 days or more	0.96%	0.72%
Total delinquent mortgage loans	3.92%	3.51%
Loans pending foreclosure(2)	0.47%	0.39%
Delinquent mortgage loans(2):
Conventional	2.11%	1.99%
Nonprime Mortgage	14.41%	10.56%
Prime Home Equity	1.51%	1.02%
Government	12.83%	11.85%
Total delinquent mortgage loans	3.92%	3.51%
Loans pending foreclosure(2):
Conventional	0.21%	0.19%
Nonprime Mortgage	2.51%	1.70%
Prime Home Equity	0.08%	0.04%
Government	0.99%	0.97%
Total loans pending foreclosure	0.47%	0.39%

(1)       Runoff refers to principal repayments on loans.

(2)       Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their non-performing status.

We attribute the overall increase in delinquencies in our servicing portfolio primarily to increases in the loans in hurricane-affected areas, which contributed 19 basis points to the increase, and to a lesser extent to the seasoning of the servicing portfolio. We believe the delinquency rates in our servicing portfolio are consistent with rates for similar mortgage loan portfolios in the industry.

Liquidity and Capital Resources

We regularly forecast our potential funding needs over three-month and longer horizons, taking into account debt maturities and potential peak balance sheet levels. We establish reliable sources of liquidity sized to meet a range of potential future funding requirements. We currently have $96.1 billion in available sources of short-term liquidity, which represents an increase of $6.4 billion from December 31, 2005. We believe we have adequate financing capacity to meet our currently foreseeable needs.

As part of our strategic capital management and as a cost effective means for financing growth, the Company issued $1.0 billion in fixed-rate subordinated notes during the second quarter of 2006. These subordinated notes are eligible for Tier 2 regulatory capital treatment and represent an efficient and non-dilutive means for supporting the Company’s capital management efforts. Other capital raising alternatives under consideration to address future needs include various non-dilutive securities that receive a high degree of equity treatment by regulators, credit rating agencies or both.

At June 30, 2006 and December 31, 2005, the Company’s and the Bank’s regulatory capital ratios and amounts and minimum required capital ratios for each entity to maintain a “well capitalized” status were as follows:

	June 30, 2006
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.0%	$13,957,894	7.1%	$6,044,838
Risk-Based Capital:
Tier 1	6.0%	10.9%	$13,957,894	11.0%	$6,044,838
Total	10.0%	12.8%	$16,294,990	11.3%	$6,208,326

(1)       Minimum required to qualify as “well capitalized.”

	December 31, 2005
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.3%	$12,564,162	7.3%	$5,343,675
Risk-Based Capital:
Tier 1	6.0%	10.7%	$12,564,162	12.2%	$5,343,675
Total	10.0%	11.7%	$13,760,176	12.5%	$5,457,019

(1)       Minimum required to qualify as “well capitalized.”

Cash Flows

Cash flows used by operating activities was $0.8 billion for the six months ended June 30, 2006, compared to $5.8 billion for the six months ended June 30, 2005. The decrease in net cash flow used by operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to a $5.7 billion net increase in cash provided related to mortgage loans. In the six months ended June 30, 2006 proceeds from the sales of mortgage loans exceeded funds used to originate and purchase mortgage loans by $1.6 billion. In the six months ended June 30, 2005 funds used to originate and purchase mortgage loans exceeded proceeds from the sales of mortgage loans by $4.1 billion. This decrease in cash used by operations was partially offset by a $1.6 billion increase in cash used to settle trading securities.

Net cash used by investing activities was $13.2 billion for the six months ended June 30, 2006, compared to $32.1 billion for the six months ended June 30, 2005. The decrease in net cash used in investing activities was attributable to a $12.3 billion decrease in cash used to fund loans held for investment combined with a $6.6 billion decrease in securities purchased under agreements to resell, securities borrowed and federal funds sold.

Net cash provided by financing activities for the six months ended June 30, 2006 totaled $15.4 billion, compared to $38.0 billion for the six months ended June 30, 2005. The decrease in cash provided by financing activities was comprised of a $20.4 billion net decrease in short-term borrowings, including securities sold under agreements to repurchase and a $2.7 billion decrease in long-term debt.

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

Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Loans generally are securitized with limited recourse for credit losses. During the six months ended June 30, 2006, we securitized $13.5 billion in Nonprime Mortgage and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Management.”

We do not believe that any of our off-balance sheet arrangements have had, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2006, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Obligations:
Notes payable	$21,162,879	$28,614,803	$11,250,380	$2,992,295	$64,020,357
Time deposits	$21,017,482	$4,173,521	$1,284,589	$1,565,640	$28,041,232
Operating leases	$186,186	$277,020	$116,082	$29,344	$608,632
Purchase obligations	$108,206	$46,640	$3,849	$655	$159,350

As of June 30, 2006, the Company had undisbursed home equity lines of credit and construction loan commitments of $8.9 billion and $1.6 billion, respectively. As of June 30, 2006, outstanding commitments to fund mortgage loans totaled $42.8 billion, outstanding commitments to sell mortgage loans totaled $34.7 billion and outstanding commitments to buy mortgage loans totaled $12.7 billion.

In connection with the Company’s underwriting activities, the Company had commitments to purchase and sell new issues of securities aggregating $36.6 million and $12.2 million at June 30, 2006, respectively.

Prospective Trends

United States Mortgage Market

Over the last decade, total mortgage indebtedness in the United States has grown at an average annual rate of 10%. We believe that continued population growth, ongoing developments in the mortgage market and the prospect of relatively low interest rates support growth in the market for the foreseeable future. Some of the ongoing developments in the mortgage market that should fuel its growth include government-sponsored programs targeted to increase homeownership in low-income and minority communities, the growth in nonprime lending, the growth of prime home equity lending as a major form of consumer finance and the increasing efficiency of the secondary mortgage market that lowers the overall cost of homeownership.

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

Today, large and sophisticated financial institutions dominate the residential mortgage industry. According to the trade publication Inside Mortgage Finance, the top 5 originators produced 47% of all loans originated during the first six months of the calendar year 2006, as compared to 49% during the six months ended December 31, 2005.

The loan volume for the top five originators, according to Inside Mortgage Finance, is as follows:

Institution	Six Months Ended June 30, 2006	Six Months Ended December 31, 2005
	(in billions)
Countrywide	$220	$279
Wells Fargo Home Mortgage	207	228
Washington Mutual	105	127
Chase Home Finance	92	98
CitiMortgage(1)	84	—
Bank of America Mortgage(1)	—	86
Total for Top Five	$708	$818

(1)       Comparative data not included for quarter in which the institution was not in the top five originators.

We believe consolidation will continue, as the aforementioned market forces will continue to drive out weak competitors. We believe Countrywide will benefit from this trend through increased market share and enhanced ability to recruit talented personnel.

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

Housing Appreciation

Increasing housing values affect us in several positive ways. Rising housing values point to healthy demand for purchase-money mortgage financing and increased average loan balances and to a reduction in the risk of loss on sale of foreclosed real estate in the event a loan defaults. However, as housing values appreciate, prepayments of existing mortgages tend to increase as mortgagors look to monetize the additional equity in their homes. Over the last several years, the housing price index has significantly outpaced the consumer price index and growth in personal income. Consequently, we expect housing values to increase at a slower rate in the coming years than in the past several years. Although there may be some markets that experience housing price depreciation, we believe that price depreciation will not occur nationwide. Over the long term, we expect that housing appreciation will be positively correlated with both consumer price inflation and growth in personal income.

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

•       distinguishment of awards between equity and liabilities based on guidance in Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

SFAS 123R also provides for the use of alternative models to determine compensation cost related to stock option grants. The Company began using a lattice model to estimate the fair value of the certain stock awards (i.e., stock appreciation rights and options) in the second quarter of 2006.  The lattice model was deemed to provide a better estimate of the fair value of those awards because it permits probabilities to be assigned to future changes in key assumptions (e.g., risk-free interest rate, stock volatility, and dividend rate).  It also derives an expected term that captures patterns of early exercise by participants prior to the end of the stated terms of those awards.

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

•       establishes a requirement to evaluate interests in securitized financial instruments that contain an embedded derivative requiring bifurcation; and

•       clarifies that concentration of credit risks in the form of subordination are not embedded derivatives.

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

During July 2006, the Financial Accounting Standards Board adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes relating to the recognition of income tax benefits.

FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:

•       Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e. a probability of greater than 50 percent) that the tax position would be sustained as filed.

•       If a position is determined to be more likely-than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

FIN 48 is applicable to Countrywide beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. Management is assessing the effect of the adoption of FIN 48 on the Company.

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

Forward-looking statements give management’s expectation about the future and are not guarantees. Words like “believe,” “expect,” “anticipate,” “promise,” “plan” and other expressions or words of similar meanings, as well as future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are generally intended to identify forward-looking statements. There are a number of factors, many of which are beyond our control, that could cause actual results to differ significantly from management’s expectations. Some of these factors are discussed below.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

In response to this Item, the information set forth on pages 78 to 81 of this Form 10-Q is incorporated herein by reference.

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

Internal Control over Financial Reporting

Changes to Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month during the six months ended June 30, 2006.

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program(1)
January	17,108	$35.44	n/a	n/a
February	36,600	$35.19	n/a	n/a
March	32,555	$35.66	n/a	n/a
April	41,832	$36.99	n/a	n/a
May	311	$41.30	n/a	n/a
June	8,068	$37.28	n/a	n/a
Total	136,474	$36.02	n/a	n/a

(1)       The Company has no publicly announced plans or programs to repurchase its stock. The shares indicated in this table represent only the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 14, 2006. The agenda items for such meeting are shown below together with the vote of the Company’s Common Stock with respect to such agenda items.

1.      The election of four Class I Directors to serve until the 2009 Annual Meeting of Stockholders.

Class I Nominees	Votes For	Votes Withheld
Kathleen Brown	441,848,771	89,197,070
Jeffrey M. Cunningham	494,535,466	36,510,375
Martin R. Melone	496,992,574	34,053,267
Robert T. Parry	497,435,490	33,610,351

The terms of Angelo R. Mozilo, Stanford L. Kurland, Oscar P. Robertson, Keith P. Russell, Henry G. Cisneros, Robert J. Donato, Michael E. Dougherty and Harley W. Snyder continued after such meeting.

2.      Approval of the Company’s 2006 Equity Incentive Plan.

Votes For:	401,013,678
Votes Against:	88,229,156
Abstentions:	4,030,566

3.      Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm.

Votes For:	522,131,414
Votes Against:	4,628,319
Abstentions:	4,286,101

4.      Consideration of a stockholder proposal urging the Company’s Board of Directors to adopt a policy that the Company’s stockholders be given an opportunity to annually approve the report of the Company’s Compensation Committee.

Votes For:	210,330,358
Votes Against:	270,565,737
Abstentions:	12,377,307

Item 6.   Exhibits

(a)    Exhibits

See Index of Exhibits on page 96.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION
(Registrant)

Dated: August 7, 2006	By:	/s/ STANFORD L. KURLAND
Stanford L. Kurland
President and Chief Operating Officer
Dated: August 7, 2006	By:	/s/ ERIC P. SIERACKI
Eric P. Sieracki
Executive Managing Director and Chief Financial Officer

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q
June 30, 2006

INDEX OF EXHIBITS

Exhibit No.		Description
3.	7	Bylaws of the Company, as amended.
4.	61*

Indenture, dated May 16, 2006, between the Company and The Bank of New York, as Trustee, relating to the 6.25% Subordinated Notes due May 15, 2016 (incorporated by reference to Exhibit 4.27 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2006).

4.	62*	Form of 6.25% Subordinated Note due May 15, 2016 of the Company (incorporated by reference to Exhibit 4.28 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2006).
+10.	130*

Form of Stock Appreciation Right Agreement pursuant to the 2000 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2006).

+10.	131*

Director Emeritus Agreement dated April 26, 2006 by and between the Company and Ben M. Enis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2006).

+10.	132*

Director Emeritus Agreement dated April 26, 2006 by and between the Company and Edwin Heller (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2006).

10.	133*

Five-Year Credit Agreement, dated as of May 10, 2006, among the Company, Countrywide Home Loans, Inc., JPMorgan Chase Bank, N.A., as managing administrative agent, Bank of America, N.A., as administrative agent, ABN AMRO Bank N.V., as syndication agent, Citibank, N.A., and Deutsche Bank AG New York Branch, as documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2006).

10.	134*

364-Day Credit Agreement, dated as of May 10, 2006, among the Company, Countrywide Home Loans, Inc., JPMorgan Chase Bank, N.A., as managing administrative agent, Bank of America, N.A., as administrative agent, ABN AMRO Bank N.V., as syndication agent, Citibank, N.A., and Deutsche Bank AG New York Branch, as documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2006).

10.	135*

Third Amendment, dated as of May 10, 2006, to the Credit Agreement, dated as of November 19, 2004 (as amended, supplemented or otherwise modified from time to time), by and among the Company, Countrywide Home Loans, Inc., the lenders party thereto, Lloyds TSB Bank, PLC and Societe Generale, as documentation agents, BNP Paribas, as syndication agent, Barclays Bank PLC, as administrative agent, and Royal Bank of Canada, as managing administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2006).

+10.	136*	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).
+10.	137*

Form of 2006 Equity Incentive Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

Exhibit No.		Description
+10.	138*	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).
+10.	139*	Form of 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).
+10.	140*

Form of 2006 Equity Incentive Plan Performance-Based Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

+10.	141*

Form of 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

+10.	142*

Form of 2006 Equity Incentive Plan Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

+10.	143*

Form of 2006 Equity Incentive Plan Performance-Based Non-Qualified Stock Option Award Terms (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

+10.	144*

Form of 2006 Equity Incentive Plan Performance-Based Incentive Stock Option Award Terms (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

+10.	145*	Form of 2006 Equity Incentive Plan Non-Qualified Stock Option Award Terms (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).
+10.	146*	Form of 2006 Equity Incentive Plan Incentive Stock Option Award Terms (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).
+10.	147*

Second Amendment to Amended and Restated Rights Agreement dated June 14, 2006 by and between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

+10.	148*

Change in Control Severance Plan, as amended and restated as of June 14, 2006 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

12.	1	Computation of the Ratio of Earnings to Fixed Charges.
31.	1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.	2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.	2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*                 Incorporated by reference

+             Constitutes a management contract or compensatory plan or arrangement