Form 10-Q
period 2006-09-30
COUNTRYWIDE FINANCIAL CORP
filed 2006-11-07
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2006
Common Stock $.05 par value	621,075,322

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q
September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
	(in thousands, except share data)
ASSETS
Cash	$1,583,722	$1,031,108
Mortgage loans held for sale	28,877,092	36,808,185
Trading securities owned, at fair value	15,971,469	10,314,384
Trading securities pledged as collateral, at fair value	3,465,175	668,189
Securities purchased under agreements to resell, securities borrowed and federal funds sold	25,103,616	23,317,361
Loans held for investment, net of allowance for loan losses of $207,987 and $189,201, respectively	80,796,708	69,865,447
Investments in other financial instruments, at fair value	12,193,051	11,260,725
Mortgage servicing rights, at fair value	15,018,415	—
Mortgage servicing rights, net	—	12,610,839
Premises and equipment, net	1,569,894	1,279,659
Other assets	8,615,430	7,929,473
Total assets	$193,194,572	$175,085,370
LIABILITIES
Notes payable	$67,632,078	$76,187,886
Securities sold under agreements to repurchase and federal funds purchased	37,710,297	34,153,205
Trading securities sold, not yet purchased, at fair value	3,395,686	2,285,171
Deposit liabilities	55,895,651	39,438,916
Accounts payable and accrued liabilities	8,526,122	6,358,158
Income taxes payable	4,935,590	3,846,174
Total liabilities	178,095,424	162,269,510
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock—authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock—authorized, 1,000,000,000 shares of $0.05 par value; issued, 617,027,520 shares and 600,169,268 shares at September 30, 2006 and December 31, 2005, respectively; outstanding, 616,748,918 shares and 600,030,686 shares at September 30, 2006 and December 31, 2005, respectively	30,851	30,008
Additional paid-in capital	3,435,882	2,954,019
Accumulated other comprehensive income	14,878	61,114
Retained earnings	11,617,537	9,770,719
Total shareholders’ equity	15,099,148	12,815,860
Total liabilities and shareholders’ equity	$193,194,572	$175,085,370

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited) (in thousands, except per share data)
Revenues
Gain on sale of loans and securities	$1,373,901	$1,284,992	$4,262,529	$3,792,152
Interest income	3,288,160	2,240,183	8,727,498	5,497,755
Interest expense	(2,489,190)	(1,588,994)	(6,543,619)	(3,814,165)
Net interest income	798,970	651,189	2,183,879	1,683,590
Provision for loan losses	(37,996)	(54,834)	(163,032)	(91,557)
Net interest income after provision for loan losses	760,974	596,355	2,020,847	1,592,033
Loan servicing fees and other income from mortgage servicing rights and retained interests	1,228,541	1,103,533	3,635,587	3,095,040
Realization of expected cash flows from mortgage servicing rights	(807,356)	—	(2,314,055)	—
Amortization of mortgage servicing rights	—	(653,351)	—	(1,607,911)
Change in fair value of mortgage servicing rights	(1,067,320)	—	479,963	—
Recovery of mortgage servicing rights	—	915,364	—	86,458
Impairment of retained interests	(141,857)	(61,697)	(211,013)	(296,396)
Servicing hedge gains (losses)	1,034,353	(837,241)	(472,591)	(242,375)
Net loan servicing fees and other income from mortgage servicing rights and retained interests	246,361	466,608	1,117,891	1,034,816
Net insurance premiums earned	300,774	240,079	864,793	655,075
Other	140,485	123,584	392,599	350,370
Total revenues	2,822,495	2,711,618	8,658,659	7,424,446
Expenses
Compensation	1,138,901	988,614	3,357,426	2,625,236
Occupancy and other office	257,908	228,263	764,319	642,056
Insurance claims	101,951	183,758	328,802	348,479
Advertising and promotion	68,955	56,412	194,871	165,206
Other	218,568	202,893	663,643	507,913
Total expenses	1,786,283	1,659,940	5,309,061	4,288,890
Earnings before income taxes	1,036,212	1,051,678	3,349,598	3,135,556
Provision for income taxes	388,648	417,793	1,296,333	1,246,361
NET EARNINGS	$647,564	$633,885	$2,053,265	$1,889,195
Basic	$1.06	$1.07	$3.38	$3.21
Diluted	$1.03	$1.03	$3.29	$3.07

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(Unaudited)
	(in thousands, except share data)
Balance at December 31, 2004	581,648,881	$29,085	$2,570,402	$118,943	$7,591,646	$10,310,076
Comprehensive income:
Net earnings for the period	—	—	—	—	1,889,195	1,889,195
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(589)	—	(589)
Net unrealized losses from cash flow hedging instruments	—	—	—	(556)	—	(556)
Net change in foreign currency translation adjustment	—	—	—	(17,748)	—	(17,748)
Total comprehensive income						1,870,302
Issuance of common stock pursuant to stock-based compensation plans	12,560,985	631	179,988	—	—	180,619
Tax benefit of stock options exercised	—	—	93,897	—	—	93,897
Issuance of common stock, net of treasury stock	870,842	44	29,567	—	—	29,611
Issuance of common stock for conversion of convertible debt	2,100,550	105	9,008	—	—	9,113
Tax benefit of interest on conversion of convertible debt	—	—	4,796	—	—	4,796
Cash dividends paid—$0.44 per common share	—	—	—	—	(259,298)	(259,298)
Balance at September 30, 2005	597,181,258	$29,865	$2,887,658	$100,050	$9,221,543	$12,239,116
Balance at December 31, 2005	600,030,686	$30,008	$2,954,019	$61,114	$9,770,719	$12,815,860
Remeasurement of mortgage servicing rights to fair value upon adoption of SFAS 156	—	—	—	—	67,065	67,065
Balance as adjusted, January 1, 2006	600,030,686	30,008	2,954,019	61,114	9,837,784	12,882,925
Comprehensive income:
Net earnings for the period	—	—	—	—	2,053,265	2,053,265
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(49,981)	—	(49,981)
Net unrealized losses from cash flow hedging instruments	—	—	—	(9,982)	—	(9,982)
Net change in foreign currency translation adjustment	—	—	—	13,727	—	13,727
Total comprehensive income						2,007,029
Issuance of common stock pursuant to stock-based compensation plans	15,438,630	779	343,836	—	—	344,615
Excess tax benefit related to stock-based compensation	—	—	106,372	—	—	106,372
Issuance of common stock, net of treasury stock	864,734	43	30,211	—	—	30,254
Issuance of common stock for conversion of convertible debt	414,868	21	1,444	—	—	1,465
Cash dividends paid—$0.45 per common share	—	—	—	—	(273,512)	(273,512)
Balance at September 30, 2006	616,748,918	$30,851	$3,435,882	$14,878	$11,617,537	$15,099,148

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
	(in thousands)
Cash flows from operating activities:
Net earnings	$2,053,265	$1,889,195
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Gain on sale of loans and securities	(4,262,529)	(3,792,152)
Accretion of discount on securities	(335,855)	(280,316)
Interest capitalized on loans	(491,375)	(54,017)
Amortization of deferred premiums, discounts, fees and costs, net	256,331	159,949
Accretion of fair value adjustments and discount on notes payable	(60,066)	(20,074)
Net change in fair value of hedged notes payable and related interest-rate and foreign-currency swaps	(25,793)	(377)
Amortization of deferred fees on time deposits	15,100	9,754
Provision for loan losses	163,032	91,557
Change in MSR value due to realization of expected cash flows from mortgage servicing rights	2,314,055	—
Amortization of mortgage servicing rights	—	1,607,911
Change in fair value of mortgage servicing rights	(479,963)	—
Recovery of mortgage servicing rights	—	(332,113)
Changes in fair value of mortgage servicing rights attributable to hedged risk	—	245,655
Impairment of retained interests	146,800	271,868
Servicing hedge losses	472,591	242,375
Stock-based compensation expense	123,355	29,135
Depreciation and other amortization	191,540	180,837
Provision for deferred income taxes	622,182	957,668
Origination and purchase of loans held for sale	(321,516,353)	(320,326,428)
Proceeds from sale and principal repayments of loans held for sale	328,651,803	310,373,217
Increase in trading securities	(8,268,632)	(944,482)
Increase in other assets	(715,598)	(1,860,608)
Increase (decrease) in trading securities sold, not yet purchased, at fair value	1,110,515	(73,821)
Increase (decrease) in accounts payable and accrued liabilities	2,069,652	(95,079)
Increase (decrease) in income taxes payable	466,903	(18,078)
Net cash provided (used) by operating activities	2,500,960	(11,738,424)
Cash flows from investing activities:
Increase in securities purchased under agreements to resell, federal funds sold and securities borrowed	(1,786,255)	(9,758,828)
Additions to loans held for investment, net	(11,532,058)	(31,064,508)
Sales of loans held for investment	73,699	2,588,314
Additions to investments in other financial instruments	(2,873,566)	(4,651,505)
Proceeds from sale and repayment of investments in other financial instruments	3,324,343	4,954,077
Purchases of mortgage servicing rights	(48,817)	(294,410)
Purchase of premises and equipment, net	(440,829)	(370,027)
Net cash used by investing activities	(13,283,483)	(38,596,887)
Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(7,245,177)	8,639,563
Issuance of long-term debt	12,362,761	17,747,957
Repayment of long-term debt	(13,862,387)	(6,809,833)
Net increase in securities sold under agreements to repurchase and federal funds purchased	3,557,092	13,739,805
Net increase in deposit liabilities	16,441,635	17,739,469
Excess tax benefits related to stock-based compensation	103,211	—
Tax benefit of stock options exercised	—	93,897
Issuance of common stock	251,514	181,095
Payment of dividends	(273,512)	(259,298)
Net cash provided by financing activities	11,335,137	51,072,655
Net increase in cash	552,614	737,344
Cash at beginning of period	1,031,108	751,237
Cash at end of period	$1,583,722	$1,488,581

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, including a description of the Company’s significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005 for the Company (the “2005 Annual Report”).

Certain amounts reflected in the prior year consolidated financial statements have been reclassified to conform to current year presentation.

Note 2—Adoption of Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”)

In March 2006, the Financial Accounting Standards Board issued SFAS 156, which amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”). SFAS 156 changes SFAS 140 by requiring that Mortgage Servicing Rights (“MSRs”) be initially recognized at their fair value and by providing the option to either: (1) carry MSRs at fair value with changes in fair value recognized in current period earnings; or (2) continue recognizing periodic amortization expense and assess the MSRs for impairment as originally required by SFAS 140. This option may be applied by class of servicing asset or liability.

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

As a result of adopting SFAS 156 and applying fair value accounting to MSRs, the hedge accounting provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) no longer apply to the risk management activities of the Company’s MSRs. Therefore, concurrent with the election to carry MSRs at fair value, the Company discontinued fair value hedge accounting under SFAS 133 related to its MSRs.

Note 3—Earnings Per Share

Basic earnings per share is determined using net earnings divided by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all potentially dilutive common shares were issued.

The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended September 30,
	2006			2005
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
	(in thousands, except per share data)
Net earnings and basic earnings per share	$647,564	612,168	$1.06	$633,885	594,130	$1.07
Effect of dilutive securities:
Convertible debentures	—	—		56	1,470
Dilutive stock options	—	15,404		—	21,392
Diluted earnings and earnings per share	$647,564	627,572	$1.03	$633,941	616,992	$1.03

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30,
	2006			2005
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
	(in thousands, except per share data)
Net earnings and basic earnings per share	$2,053,265	607,233	$3.38	$1,889,195	588,663	$3.21
Effect of dilutive securities:
Convertible debentures	15	72		247	2,050
Dilutive stock options	—	17,404		—	24,069
Diluted earnings and earnings per share	$2,053,280	624,709	$3.29	$1,889,442	614,782	$3.07

During the quarters ended September 30, 2006 and 2005, stock options to purchase 13,742,512 shares and 128,274 shares, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive. During the nine months ended September 30, 2006 and 2005, stock options to purchase 13,699,070 shares and 120,934 shares, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”), an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the modified prospective application approach. In accordance with SFAS 123R, the Company began charging the unamortized value of previously granted employee stock options to compensation expense during the current period. For awards made on or after January 1, 2006 made to retirement-eligible employees that vest upon retirement, the Company is required under SFAS 123R to immediately charge the associated value to expense. The value of grants made on or after January 1, 2006, to other employees must be amortized over the lesser of (a) the nominal vesting period or (b) for options that vest upon retirement, the period until the grantee becomes retirement-eligible.

As of September 30, 2006, the Company has issued stock options and shares of restricted stock that, depending on the year granted and other factors, have different vesting requirements. Generally, stock options issued before 2004 vest over a period of three to four years and expire five or ten years after the grant date. Stock options awarded in 2004 become vested upon attainment of specific earnings performance targets and, in any event, four and a half years after the grant date regardless of attainment of the earnings targets and expire five years after the date of grant. Generally, stock options granted in 2005 were fully vested on the grant date. Stock options and stock appreciation rights awarded in 2006 generally vest over a three-year period and expire five to ten years after grant date. Off-cycle awards and awards to new employees have various vesting schedules. Generally, restricted stock vests over a period of three years although some restricted stock awards granted in 2004 had a performance-based component similar to the stock options granted that year.

The impact of adopting SFAS 123R for the three and nine months ended September 30, 2006, was a charge of approximately $25.8 million and $75.8 million, respectively ($17.0 million, net of tax, or $0.03 per diluted share and $51.3 million, net of tax or $0.08 per diluted share, respectively) to compensation expense. The remaining unrecognized compensation cost related to unvested awards as of

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

September 30, 2006, was $106.7 million and the weighted average period of time over which this cost will be recognized is 1.6 years.

Had the estimated fair value of the options granted been included in compensation expense, for the periods indicated below, the Company’s net earnings and earnings per share would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share data)
Net Earnings:
As reported	$633,885	$1,889,195
Add: Stock-based compensation included in net earnings, net of taxes	492	2,528
Deduct: Stock-based employee compensation under SFAS 123, net of taxes	(11,744)	(91,957)
Pro forma	$622,633	$1,799,766
Basic Earnings Per Share:
As reported	$1.07	$3.21
Pro forma	$1.05	$3.06
Diluted Earnings Per Share:
As reported	$1.03	$3.07
Pro forma	$1.01	$2.93

The weighted-average assumptions used to value grants of stock options and stock appreciation rights and the resulting average estimated values were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted Average Assumptions:
Dividend yield	1.61%	1.65%	1.65%	1.70%
Expected volatility	29.64%	32.50%	29.66%	32.50%
Risk-free interest rate	5.03%	3.91%	4.72%	4.15%
Expected life (in years)	3.87	5.00	4.27	3.15
Per-share fair value of options	$10.12	$6.28	$10.14	$6.95
Weighted-average exercise price	$37.12	$36.54	$36.45	$32.63

The Company began using a lattice model to estimate the fair value of certain stock awards (i.e., stock appreciation rights and options) in the second quarter of 2006.  Management believes the lattice model provides a better estimate of the fair value of those awards because it permits probabilities to be assigned to future changes in key assumptions (e.g., risk-free interest rate, stock volatility, and dividend rate).  It also derives an expected term that captures patterns of exercise by participants prior to the end of the stated terms of those awards.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The table below summarizes stock options and stock appreciation rights activity and related information for the nine months ended September 30, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of period	58,424,402	$20.06
Granted	13,963,533	36.45
Exercised	(13,120,577)	14.90
Expired or cancelled	(666,249)	28.11
Outstanding at end of period	58,601,109	$25.03	4.74	$579,667
Exercisable	37,497,132	$21.11	4.63	$517,996

Stock option exercise activity for the three and nine months ended September 30, 2006 and 2005 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Cash Proceeds	$69,625	$25,539	$195,431	$129,583
Intrinsic Value	$114,910	$52,633	$285,948	$264,367

The table below summarizes restricted stock activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding shares of restricted stock at beginning of period	838,443	$26.37
Shares granted	365,456	35.59
Shares vested	(467,295)	24.24
Shares cancelled	(29,982)	31.21
Outstanding shares of restricted stock at end of period	706,622	$32.34

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

The Company manages interest rate risk in its Mortgage Banking Segment through the natural counterbalance of its loan production and servicing businesses. The Company also uses various financial

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

instruments, including derivatives, to manage the interest rate risk related specifically to the values of its interest rate lock commitments (“IRLC”), Mortgage loans and Mortgage-Backed Securities (“MBS”) held by the Company pending sale (“Mortgage Loan Inventory”), MSRs and retained interests and trading securities, as well as a portion of its debt.

The Company manages interest rate risk in its Banking Segment by funding the segment’s interest-earning assets with liabilities of similar duration or using derivative instruments whose valuation changes, when combined with the characteristics of the managed liability, create repricing characteristics that more closely reflect the repricing behaviors of those assets.

Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments

To manage the price risk relating to Mortgage Loan Inventory and IRLCs, the Company uses derivative instruments in its risk management activities related to the IRLCs and Mortgage Loan Inventory including: forward sales/purchases of MBS, long call/put options on MBS, long call/put options on Treasury Futures, short Eurodollar futures contracts, total rate of return swaps and credit default swaps. Certain of these hedging relationships qualify as fair value hedges of mortgage loans under SFAS 133.

During the nine months ended September 30, 2006, the interest rate risk management activities associated with 61% of the fixed-rate mortgage loan inventory and 44% of the adjustable-rate mortgage loan inventory were accounted for as fair value hedges. The Company recognized pre-tax losses of $70.2 million and $37.6 million, representing ineffectiveness of the hedges of its mortgage inventory that qualified as fair value hedges under SFAS 133, for the nine months ended September 30, 2006 and 2005, respectively.

Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Retained Interests

To moderate the effect of changes in interest rates on the value of MSRs and retained interests on earnings, the Company maintains a portfolio of financial instruments, including derivatives.  This portfolio of financial instruments is collectively referred to herein as the “Servicing Hedge.”

As a result of adopting SFAS 156 effective January 1, 2006, the hedge provisions of SFAS 133 no longer apply to the risk management activities of the Company’s MSRs.

Effective April 1, 2005, a portion of the Servicing Hedge was qualified as a fair value hedge under SFAS 133.  During the six months ended September 30, 2005, the portion of the Servicing Hedge that qualified as a fair value hedge covered approximately 26% of the risk associated with a change in fair value of the MSRs attributable to changes in interest rates of up to 50 basis points. At no other time during the nine months ended September 30, 2005 did any portion of the Servicing Hedge qualify as a hedge under SFAS 133. For the six months ended September 30, 2005, the Company recognized a gain of $24.5 million in earnings, which represents the amount of hedge ineffectiveness for the portion of the Servicing Hedge that qualified as a fair value hedge under SFAS 133. There was no portion of the related hedge instruments’ gain or loss that was excluded from the assessment of hedge effectiveness.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge:

	Balance, December 31, 2005	Additions	Dispositions/ Expirations	Balance, September 30, 2006
	(in millions)
Interest Rate Swaps	$53,850	$37,590	$(67,795)	$23,645
Interest Rate Swaptions	50,425	69,750	(56,125)	64,050
Mortgage Forward Rate Agreements	31,125	71,600	(57,375)	45,350
Long Call Options on Interest Rate Futures	17,500	26,750	(44,250)	—
Long Treasury Futures	1,160	1,000	(2,160)	—
Interest Rate Caps	300	—	(300)	—
Long Put Options on Interest Rate Futures	—	3,500	(3,500)	—

Risk Management Activities Related to Issuance of Long-Term Debt

The Company enters into interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $3.9 billion as of September 30, 2006) and to enable the Company to convert a portion of its foreign currency-denominated fixed and floating-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $4.8 billion as of September 30, 2006). These transactions are generally designated as fair value hedges under SFAS 133. For the nine months ended September 30, 2006 and 2005, the Company recognized pre-tax gains of $25.8 million and $0.4 million, respectively, representing the ineffective portion of such fair value hedges of debt.

The Company enters into interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt (notional amount of $0.1 billion as of September 30, 2006). These transactions are designated as cash flow hedges under SFAS 133. For the nine months ended September 30, 2006 and 2005, the Company did not recognize any pre-tax gain or loss related to the ineffective portion of cash flow hedges. As of September 30, 2006, deferred net gains or losses on derivative instruments included in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are not considered to be material.

Risk Management Activities Related to Deposit Liabilities

The Company enters into interest rate swap contracts that have the effect of converting a portion of its fixed-rate deposit liabilities to LIBOR-based variable-rate deposit liabilities. These transactions are designated as fair value hedges. For the nine months ended September 30, 2006, the Company recognized a pre-tax loss of $2.0 million, representing the ineffectiveness relating to these swaps. For the nine months ended September 30, 2005, the Company recognized a pre-tax loss of $0.6 million representing the ineffective portion of such fair value hedges.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5—Mortgage Loans Held for Sale

Mortgage loans held for sale include the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Prime	$20,951,715	$27,085,467
Nonprime	4,395,429	6,736,946
Prime home equity	2,344,893	1,948,874
Commercial real estate	1,160,947	1,089,262
Deferred premiums, discounts, fees and costs, net	24,108	(52,364)
	$28,877,092	$36,808,185

At September 30, 2006, the Company had pledged $6.9 billion and $0.3 billion in mortgage loans held for sale to secure asset-backed commercial paper and a secured revolving line of credit, respectively.

At December 31, 2005, the Company had pledged $13.0 billion and $3.0 billion in mortgage loans held for sale to secure asset-backed commercial paper and a secured revolving line of credit, respectively.

Note 6—Trading Securities

Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Mortgage pass-through securities:
Fixed-rate	$11,966,355	$5,638,161
Adjustable-rate	935,110	915,302
Total mortgage pass-through securities	12,901,465	6,553,463
Collateralized mortgage obligations	3,786,663	2,377,764
U.S. Treasury securities	1,225,887	1,037,749
Obligations of U.S. Government-sponsored enterprises	817,525	429,726
Interest-only stripped securities	323,134	255,127
Mark-to-market on to be announced securities	149,574	77,094
Residual securities	115,375	16,494
Asset-backed securities	114,903	234,818
Other	2,118	338
	$19,436,644	$10,982,573

As of September 30, 2006, $16.7 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $3.5 billion.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of December 31, 2005, $9.0 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $0.7 billion.

Note 7—Securities Purchased Under Agreements to Resell, Securities Borrowed and Federal Funds Sold

The following table summarizes securities purchased under agreements to resell, securities borrowed and federal funds sold:

	September 30, 2006	December 31, 2005
	(in thousands)
Securities purchased under agreements to resell	$17,645,197	$18,536,475
Securities borrowed	6,333,419	4,740,886
Federal funds sold	1,125,000	40,000
	$25,103,616	$23,317,361

As of September 30, 2006, the Company had accepted collateral related to securities purchased under agreements to resell and securities borrowed with a fair value of $46.7 billion that it had the contractual ability to sell or re-pledge, including $22.7 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of September 30, 2006, the Company had re-pledged $42.4 billion of such collateral for financing purposes.

As of December 31, 2005, the Company had accepted collateral related to securities purchased under agreements to resell and securities borrowed with a fair value of $33.7 billion that it had the contractual ability to sell or re-pledge, including $12.1 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of December 31, 2005, the Company had re-pledged $28.3 billion of such collateral for financing purposes.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8—Loans Held for Investment, Net

Loans held for investment include the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Mortgage loans:
Prime	$55,486,886	$48,655,066
Prime home equity	19,625,354	14,990,615
Nonprime	25,823	157,528
Commercial real estate	59,183	—
Total mortgage loans	75,197,246	63,803,209
Warehouse lending advances secured by mortgage loans	3,014,933	3,943,046
Defaulted mortgage loans repurchased from securitizations	1,567,152	1,370,169
	79,779,331	69,116,424
Purchase premium and deferred loan origination fees and costs, net	1,225,364	938,224
Allowance for loan losses	(207,987)	(189,201)
Loans held for investment, net	$80,796,708	$69,865,447

Mortgage loans held for investment totaling $64.2 billion and $52.2 billion were pledged to secure Federal Home Loan Bank (“FHLB”) advances and to provide for the ability to make additional borrowings from the FHLB at September 30, 2006 and December 31, 2005, respectively.

Mortgage loans held for investment totaling $2.8 billion and $2.0 billion were pledged to secure an unused borrowing facility with the Federal Reserve Bank (“FRB”) at September 30, 2006 and December 31, 2005, respectively.

The Company had accepted mortgage loan collateral of $3.1 billion and $4.1 billion securing warehouse-lending advances that it had the contractual ability to re-pledge as of September 30, 2006 and December 31, 2005, respectively. Of this amount, $1.6 billion has been re-pledged to secure borrowings under a secured revolving line of credit as of September 30, 2006. No mortgage loan collateral had been re-pledged as of December 31, 2005.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Balance, beginning of period	$183,581	$155,962	$189,201	$125,046
Provision for loan losses	37,996	54,834	163,032	91,557
Net charge-offs	(13,912)	(15,887)	(139,093)	(21,694)
Reclassification of allowance for unfunded commitments from accounts payable and accrued liabilities	322	—	5,684	—
Reduction of allowance due to sale of loans held for investment	—	(10,125)	—	(10,125)
Other adjustments	—	—	(10,837)	—
Balance, end of period	$207,987	$184,784	$207,987	$184,784

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9—Investments in Other Financial Instruments, at Fair Value

Investments in other financial instruments include the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$6,121,615	$6,866,520
Obligations of U.S. Government-sponsored enterprises	694,668	547,715
Municipal bonds	387,292	369,748
U.S. Treasury securities	188,328	144,951
Other	2,836	3,109
Subtotal	7,394,739	7,932,043
Interests retained in securitization accounted for as available-for-sale securities:
Prime interest-only and principal-only securities	292,537	323,368
Nonprime residual securities	163,360	206,033
Prime home equity line of credit transferor’s interest	157,346	158,416
Prepayment penalty bonds	70,018	112,492
Prime home equity residual securities	53,386	124,377
Prime home equity interest-only securities	8,626	15,136
Prime residual securities	8,550	21,383
Nonprime interest-only securities	4,845	9,455
Subordinated mortgage-backed pass-through securities	1,752	2,059
Total interests retained in securitization accounted for as available-for-sale securities	760,420	972,719
Total available-for-sale securities	8,155,159	8,904,762
Interests retained in securitization accounted for as trading securities:
Prime home equity residual securities	805,371	757,762
Prime interest-only and principal-only securities	453,187	180,216
Prime home equity line of credit transferor’s interest	412,534	95,514
Nonprime residual securities	405,582	341,106
Prepayment penalty bonds	92,775	—
Prime residual securities	29,904	43,244
Prime home equity interest-only securities	18,099	—
Interest rate swaps	2,083	782
Total interests retained in securitization accounted for as trading securities	2,219,535	1,418,624
Hedging instruments and mortgage pipeline derivatives:
Mortgage servicing related	1,401,688	741,156
Notes payable related	305,384	107,085
Mortgage loans held for sale and pipeline related	111,285	89,098
Total investments in other financial instruments	$12,193,051	$11,260,725

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At September 30, 2006, the Company had pledged $1.5 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge.

At December 31, 2005, the Company had pledged $2.1 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge and $0.3 billion of MBS to secure an unused borrowing facility with the FRB.

Amortized cost and fair value of available-for-sale securities are as follows:

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$6,238,136	$3,908	$(120,429)	$6,121,615
Obligations of U.S. Government- sponsored enterprises	699,694	1,465	(6,491)	694,668
Municipal bonds	387,970	1,832	(2,510)	387,292
U.S. Treasury securities	187,662	1,724	(1,058)	188,328
Interests retained in securitization	652,223	124,979	(16,782)	760,420
Other	2,861	—	(25)	2,836
	$8,168,546	$133,908	$(147,295)	$8,155,159

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$6,985,851	$329	$(119,660)	$6,866,520
Obligations of U.S. Government-sponsored enterprises	555,482	18	(7,785)	547,715
Municipal bonds	371,785	1,115	(3,152)	369,748
U.S. Treasury securities	144,840	1,326	(1,215)	144,951
Interests retained in securitization	774,563	206,999	(8,843)	972,719
Other	3,109	—	—	3,109
	$8,835,630	$209,787	$(140,655)	$8,904,762

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s available-for-sale securities in an unrealized loss position are as follows:

	September 30, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities.	$907,683	$(8,759)	$4,907,707	$(111,670)	$5,815,390	$(120,429)
Obligations of U.S. Government-sponsored enterprises	121,099	(403)	389,044	(6,088)	510,143	(6,491)
Municipal bonds	29,225	(102)	197,948	(2,408)	227,173	(2,510)
U.S. Treasury securities	31,761	(154)	96,947	(904)	128,708	(1,058)
Interests retained in securitization	64,875	(6,697)	67,001	(10,085)	131,876	(16,782)
Other	48	(25)	—	—	48	(25)
Total impaired securities	$1,154,691	$(16,140)	$5,658,647	$(131,155)	$6,813,338	$(147,295)

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities	$4,468,055	$(62,031)	$2,299,667	$(57,629)	$6,767,722	$(119,660)
Obligations of U.S. Government-sponsored enterprises	328,679	(2,371)	185,000	(5,414)	513,679	(7,785)
Municipal bonds	197,748	(1,655)	71,620	(1,497)	269,368	(3,152)
U.S. Treasury securities	92,933	(772)	22,055	(443)	114,988	(1,215)
Interests retained in securitization	29,148	(1,510)	79,099	(7,333)	108,247	(8,843)
Other	50	—	—	—	50	—
Total impaired securities	$5,116,613	$(68,339)	$2,657,441	$(72,316)	$7,774,054	$(140,655)

The Company’s Asset/Liability Committee assesses securities classified as available-for sale for other-than-temporary impairment on a quarterly basis. This assessment evaluates whether the Company intends and is able to recover the amortized cost of the securities when taking into account the Company’s present investment objectives and liquidity requirements. The impairment reflected in these securities is a result of a change in market interest rates. Management has the intent and ability to hold these securities until they recover their amortized cost. Accordingly, other-than-temporary impairment related to these securities has not been recognized as of September 30, 2006 and December 31, 2005.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross gains and losses realized on the sales of available-for-sale securities are as follows:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Mortgage-backed securities:
Gross realized gains	$—	$31
Gross realized losses	—	(116)
Net	—	(85)
Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	6	14
Gross realized losses	(51)	—
Net	(45)	14
Municipal bonds:
Gross realized gains	64	—
Gross realized losses	(162)	(104)
Net	(98)	(104)
Interests retained in securitization:
Gross realized gains	6,956	12,462
Gross realized losses	—	(4,383)
Net	6,956	8,079
Other:
Gross realized gains	—	1,252
Gross realized losses	—	—
Net	—	1,252
Total gains and losses on available-for-sale securities:
Gross realized gains	7,026	13,759
Gross realized losses	(213)	(4,603)
Net	$6,813	$9,156

Note 10—Mortgage Servicing Rights

As noted in “Note 2—Adoption of Statement of Financial Accounting Standards No.156, Accounting For Servicing of Financial Assets,” the Company adopted SFAS 156 effective January 1, 2006. As a result of adopting SFAS 156, all separately recognized MSRs created in the securitization or sale of loans after December 31, 2005 are recognized initially at fair value. All MSRs are subsequently carried at fair value with changes in fair value recognized in current period earnings.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The activity in MSRs carried at fair value is as follows:

Nine Months Ended September 30, 2006
(in thousands)
Mortgage Servicing Rights
Balance at beginning of period	$12,610,839
Remeasurement to fair value upon adoption of SFAS 156	109,916
Fair value at beginning of period	12,720,755
Additions:
Purchases of servicing assets	48,817
Servicing resulting from transfers of financial assets	4,082,935
Total additions	4,131,752
Change in fair value:
Due to changes in valuation inputs or assumptions in valuation model(1)	479,963
Other changes in fair value(2)	(2,314,055)
Mortgage Servicing Rights, at fair value	$15,018,415

(1)          Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)          Represents changes due to realization of expected cash flows.

The activity in MSRs carried at lower of cost or fair value is as follows:

Nine Months Ended September 30, 2005
(in thousands)
Mortgage Servicing Rights
Balance at beginning of period	$9,820,511
Additions	4,219,928
Amortization	(1,607,911)
Change in fair value attributable to hedged risk	(245,655)
Application of valuation allowance to write down impaired MSRs	(69,045)
Balance before valuation allowance at end of period	12,117,828
Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,090,582)
Recoveries	332,113
Application of valuation allowance to write down impaired MSRs	69,045
Balance at end of period	(689,424)
Mortgage Servicing Rights, net	$11,428,404

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee ranging generally from 0.125% to 0.500% annually on the remaining outstanding principal balances of the loans (“contractually specified servicing fee”). The Company generally receives other remuneration consisting of the ability to earn interest on collected funds during the period the funds are held pending remittance to investors, as well as rights to various mortgagor-contracted fees such as late charges, reconveyance charges and prepayment penalties. Contractually specified servicing fees, late charges, prepayment penalties and other ancillary fees are recorded as a component of servicing fees and other income from MSRs and retained interests in the consolidated statements of earnings.

Our MSR valuation process combines the use of a discounted cash flow model and extensive analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow and prepayment assumptions used in our discounted cash flow model are based on market factors and encompass the historical performance of our MSRs, which we believe are consistent with assumptions used by market participants valuing similar MSRs, and from data obtained on the performance of similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate (projected LIBOR plus option-adjusted spread). These assumptions can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The current market data used in the MSR valuation process and in the assessment of the reasonableness of our valuation is obtained from peer group MSR valuation surveys, MSR trades, MSR broker valuations and prices of interest-only securities.

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

Note 11—Other Assets

Other assets include the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Reimbursable servicing advances, net	$1,682,280	$1,947,046
Investments in FRB and FHLB stock	1,450,249	1,334,100
Interest receivable	956,632	777,966
Securities broker-dealer receivables	899,237	392,847
Receivables from custodial accounts	612,589	629,075
Derivative margin accounts	380,749	296,005
Capitalized software, net	340,694	331,454
Cash surrender value of assets held in trust for deferred compensation plans	306,138	224,884
Restricted cash	295,871	429,556
Prepaid expenses	247,694	187,377
Real estate acquired in settlement of loans	190,731	110,499
Receivables from sale of securities	101,533	325,327
Other assets	1,151,033	943,337
	$8,615,430	$7,929,473

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company had pledged $0.7 billion and $0.1 billion of securities broker-dealer receivables to secure securities sold under agreements to repurchase at September 30, 2006 and December 31, 2005, respectively.

Note 12—Notes Payable

Notes payable consists of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Federal Home Loan Bank advances	$28,675,000	$26,350,000
Medium-term notes:
Floating rate	13,028,182	14,466,765
Fixed-rate	9,883,893	11,503,592
	22,912,075	25,970,357
Asset-backed commercial paper	6,660,425	12,367,496
Unsecured commercial paper	4,538,701	6,248,508
Secured revolving lines of credit	2,010,201	2,865,152
Secured overnight bank loans	400,128	—
Asset-backed secured financings	42,790	22,998
Unsecured bank loans	297,000	730,000
Junior subordinated debentures	1,045,423	1,085,191
Subordinated debt	1,000,000	500,000
Convertible securities and liquid yield option note convertible debentures	—	12,581
Other	50,335	35,603
	$67,632,078	$76,187,886

Federal Home Loan Bank Advances

During the nine months ended September 30, 2006, the Company obtained $14.1 billion of advances from the FHLB. Of these advances, $13.5 billion were fixed-rate and $0.6 billion were adjustable-rate. At September 30, 2006, the Company had pledged $64.2 billion of mortgage loans to secure its outstanding FHLB advances and provide the ability to obtain future advances.

At December 31, 2005, the Company had pledged $52.2 billion of mortgage loans to secure its outstanding FHLB advances and provide the ability to obtain future advances.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Medium-Term Notes

During the nine months ended September 30, 2006, the Company issued the following medium-term notes:

	Outstanding Balance			Interest Rate		Maturity Date
	Floating-Rate	Fixed-Rate	Total	From	To	From	To
	(dollar amounts in thousands)
CFC Series A	$—	$76,366	$76,366	5.75%	6.00%	January, 2031	February, 2036
CFC Series B	3,544,989	299,525	3,844,514	5.13%	6.30%	May, 2007	April, 2036
CFC Euro	1,091,881	—	1,091,881	5.52%	5.96%	March, 2007	February, 2011
Total	$4,636,870	$375,891	$5,012,761

The $0.4 billion of fixed-rate medium-term notes issued by the Company during the nine months ended September 30, 2006, were effectively converted to floating-rate debt using interest rate swaps.

During the nine months ended September 30, 2006, the Company redeemed $8.3 billion of maturing medium-term notes.

As of September 30, 2006, $4.8 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Pounds Sterling, Canadian Dollars, Australian Dollars, Euros, Swiss Francs and Singapore Dollars. These notes have been effectively converted to U.S. Dollars through currency swaps.

Asset-Backed Commercial Paper

The Company has formed two special purpose entities to finance certain of its mortgage loans held for sale using commercial paper. These entities issue commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities of up to 180 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN programs’ capacities, based on aggregate commitments from underlying credit enhancers, totaled $30.7 billion at September 30, 2006.

For the nine months ended September 30, 2006, the average borrowings under these facilities totaled $18.9 billion and the weighted-average interest rate of the SLNs was 5.01%. At September 30, 2006, the weighted-average interest rate of the SLNs was 5.44% and the Company had pledged $6.9 billion in mortgage loan inventory to secure the SLNs.

Unsecured Commercial Paper and Backup Credit Facilities

As of September 30, 2006, the Company had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting the Company to borrow an aggregate maximum amount of $12.0 billion. The primary purpose of these credit facilities is to provide liquidity support for the Company’s commercial paper program.

For the nine months ended September 30, 2006 the average commercial paper outstanding under these facilities totaled $6.7 billion and the weighted average interest rate was 5.02%. At September 30, 2006 the weighted-average interest rate was 5.40%.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Secured Revolving Lines of Credit

During 2004, the Company formed a special purpose entity for the purpose of financing inventory with funding provided by a group of bank-sponsored conduits that are financed through the issuance of asset-backed commercial paper. The entity incurs interest based on prevailing money market rates approximating the cost of asset-backed commercial paper. At September 30, 2006, the entity had aggregate commitments from the bank-sponsored conduits totaling $10.6 billion and had $0.3 billion of outstanding borrowings, secured by $0.3 billion of mortgage loans held for sale. For the nine months ended September 30, 2006, the average borrowings under this facility totaled $1.2 billion and the weighted-average interest rate was 4.68%. At September 30, 2006, the weighted-average interest rate was 5.32%.

A new $4.0 billion master trust facility was commenced on June 2, 2006 to finance Countrywide Warehouse Lending (“CWL”) receivables backed by mortgage loans. A multi-asset conduit finance company funds the purchase of notes backed by CWL receivables and issued by a master trust by issuing extendable asset-backed commercial paper. The borrowing under this facility at September 30, 2006, was $1.5 billion, and the Company had pledged $1.6 billion in loans held for investment to secure this facility. For the nine months ended September 30, 2006, the average borrowings under this facility totaled $381.1 million. At September 30, 2006 and during the nine months ended September 30, 2006, the weighted average interest rate was 5.44%.

Asset-Backed Secured Financings

The Company has recorded certain securitization transactions as secured borrowings as of September 30, 2006 and December 31, 2005 because they did not qualify for sales treatment under SFAS 140. The amounts accounted for as secured borrowings totaled $42.8 million and $23.0 million at September 30, 2006 and December 31, 2005, respectively.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company guarantees CHL’s indebtedness to two of the subsidiary trusts, Countrywide Capital I and Countrywide Capital III, which are excluded from the Company’s consolidated financial statements. Following is summarized information for those trusts:

	September 30, 2006
	Countrywide Capital I	Countrywide Capital III
	(in thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,479	$205,302
Other assets	7,216	4,841
Total assets	$314,695	$210,143
Notes payable	$9,225	$6,173
Other liabilities	7,216	4,841
Company-obligated guaranteed redeemable capital trust pass-through securities	298,254	199,129
Shareholder’s equity	—	—
Total liabilities and shareholder’s equity	$314,695	$210,143

	December 31, 2005
	Countrywide Capital I	Countrywide Capital III
	(in thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,412	$205,269
Other assets	1,031	692
Total assets	$308,443	$205,961
Notes payable	$9,223	$6,172
Other liabilities	1,031	692
Company-obligated guaranteed redeemable capital trust pass-through securities	298,189	199,097
Shareholder’s equity	—	—
Total liabilities and shareholder’s equity	$308,443	$205,961

	Nine Months Ended September 30, 2006
	Countrywide Capital I	Countrywide Capital III
	(in thousands)
Statement of Earnings:
Revenues	$18,624	$12,482
Expenses	(18,624)	(12,482)
Provision for income taxes	—	—
Net earnings	$—	$—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30, 2005
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

Convertible Securities and LYONs Convertible Debentures

During the quarter ended March 31, 2006, the Company converted its remaining convertible securities and Liquid Yield Option Notes (“LYONs”) outstanding through the payment of cash and issuance of common stock.

Note 13—Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

The following table summarizes securities sold under agreements to repurchase and federal funds purchased:

	September 30, 2006	December 31, 2005
	(in thousands)
Securities sold under agreements to repurchase	$37,510,297	$33,284,205
Federal funds purchased	200,000	869,000
	$37,710,297	$34,153,205

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

Federal funds purchased generally represent overnight borrowings of reserves from other banks in the Federal Reserve Bank System. Interest is generally settled the next day at the federal funds rate.

At September 30, 2006, repurchase agreements were secured by $16.7 billion of trading securities, $42.4 billion of securities purchased under agreements to resell and securities borrowed, $1.5 billion in investments in other financial instruments, and $0.7 billion of other assets. At September 30, 2006, $22.7 billion of the pledged securities purchased under agreements to resell and securities borrowed related to

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

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

Note 14—Deposit Liabilities

The following table summarizes deposit balances:

	September 30, 2006	December 31, 2005
	(in thousands)
Time deposits:
Retail	$18,384,118	$13,434,338
Brokered	12,033,140	7,442,073
Company-controlled custodial deposit accounts(1)	15,699,176	13,200,801
Money market accounts	7,854,529	4,466,195
Non-interest-bearing checking accounts	1,125,832	926,645
Savings accounts	827,658	823
	55,924,453	39,470,875
Basis adjustment through application of hedge accounting	(28,802)	(31,959)
	$55,895,651	$39,438,916

(1)          These accounts represent the portion of the investor custodial accounts controlled by Countrywide that have been placed on deposit with the Company.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At September 30, 2006 and December 31, 2005, the Company and the Bank’s regulatory capital ratios and amounts and minimum required capital ratios for the Company and the Bank to maintain a “well capitalized” status were as follows:

	September 30, 2006
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.9%	$14,687,464	6.9%	$6,545,117
Risk-Based Capital:
Tier 1	6.0%	11.6%	$14,687,464	11.5%	$6,545,117
Total	10.0%	13.1%	$16,556,792	11.8%	$6,730,896

(1)          Minimum required to qualify as “well capitalized.”

	December 31, 2005
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.3%	$12,564,162	7.3%	$5,343,675
Risk-Based Capital:
Tier 1	6.0%	10.7%	$12,564,162	12.2%	$5,343,675
Total	10.0%	11.7%	$13,760,176	12.5%	$5,457,019

(1)          Minimum required to qualify as “well capitalized.”

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16—Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Cash used to pay interest	$6,512,785	$3,628,334
Cash used to pay income taxes	104,470	213,646
Non-cash investing activities:
Transfer of loans from loans held for investment to mortgage loans held for sale	672,809	2,752,436
Unrealized loss on available-for-sale securities, foreign currency translation adjustments and cash flow hedges, net of tax	(46,236)	(18,893)
Retention of other financial instruments in securitization transactions	1,408,373	1,557,352
Servicing resulting from transfer of financial assets	4,082,935	3,925,518
Non-cash financing activities:
Decrease in Mortgage Loans Held in special purpose entities and asset-backed secured financings	—	(10,563,299)
Remeasurement of fair value of MSRs upon adoption of SFAS 156, net of tax	67,065	—
Issuance of common stock for conversion of convertible debt	1,465	9,113
Tax effect of interest on conversion of convertible debt	—	4,796

Note 17—Segments and Related Information

The Company has five business segments: Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.

The Mortgage Banking Segment is comprised of three sectors: Loan Production, Loan Servicing and Loan Closing Services.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Banking Segment’s operations include the investment and fee-based activities of Countrywide Bank (“Banking Operations”) together with the activities of Countrywide Warehouse Lending. Banking Operations invests primarily in mortgage loans sourced from the Loan Production Sector. Countrywide Warehouse Lending provides third-party mortgage lenders with temporary financing secured by mortgage loans.

The Capital Markets Segment includes the operations of Countrywide Securities Corporation, a registered broker-dealer specializing in the mortgage securities market. It also includes the operations of Countrywide Asset Management Corporation, Countrywide Commercial Real Estate Finance Inc., Countrywide Servicing Exchange, CFC International Capital Markets, Limited, Countrywide Capital Markets Asia Ltd, Countrywide Alternative Investments Inc., CSC Futures Inc., Countrywide Capital Markets Asia (H.K.) Limited, CAA Management Inc. and Countrywide Derivative Products, Inc.

The Insurance Segment includes Balboa Life and Casualty Group, a national provider of property, life and liability insurance; Balboa Reinsurance Company, a primary mortgage reinsurance company; and Countrywide Insurance Services, Inc., a national insurance agency offering a specialized menu of insurance products directly to consumers.

The Global Operations Segment includes Global Home Loans Limited, a provider of loan origination processing and loan subservicing in the United Kingdom until July 31, 2006; UKValuation Limited, a provider of property valuation services in the UK; Countrywide International Technology Holdings Limited, a licensor of loan origination processing, servicing and residential real estate value assessment technology; and CFC India Private Limited, a provider of call center, data processing and information technology related services.

Intercompany transactions are generally recorded on an arms-length basis. However, the fulfillment fees paid by Banking Operations to the Production Sector for origination costs incurred on mortgage loans funded by Banking Operations are generally determined on an incremental cost basis, which may be less than the fees that Banking Operations would pay to a third party.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	Quarter Ended September 30, 2006
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,374,273	$82,642	$74,362	$1,531,277	$704,557	$196,032	$326,848	$15,436	$48,345	$2,822,495
Intersegment	38,694	259,680	—	298,374	(202,036)	61,955	—	—	(158,293)	—
Total Revenues	$1,412,967	$342,322	$74,362	$1,829,651	$502,521	$257,987	$326,848	$15,436	$(109,948)	$2,822,495
Pre-tax Earnings	$280,684	$123,373	$19,870	$423,927	$370,806	$141,099	$91,343	$3,451	$5,586	$1,036,212
Total Assets	$27,533,250	$23,990,637	$70,388	$51,594,275	$91,920,690	$48,369,185	$2,491,999	$178,205	$(1,359,782)	$193,194,572

	Quarter Ended September 30, 2005
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,396,958	$347,509	$76,017	$1,820,484	$482,940	$113,353	$263,894	$58,141	$(27,194)	$2,711,618
Intersegment	(12,700)	122,849	—	110,149	(101,759)	65,610	—	—	(74,000)	—
Total Revenues	$1,384,258	$470,358	$76,017	$1,930,633	$381,181	$178,963	$263,894	$58,141	$(101,194)	$2,711,618
Pre-tax Earnings (Loss)	$413,731	$257,666	$31,139	$702,536	$278,264	$92,042	$(32,119)	$8,153	$2,802	$1,051,678
Total Assets	$31,685,325	$16,995,604	$78,419	$48,759,348	$75,320,469	$44,453,513	$2,273,589	$274,393	$211,723	$171,293,035

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30, 2006
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$4,233,325	$648,176	$224,755	$5,106,256	$1,913,820	$569,583	$941,945	$65,716	$61,339	$8,658,659
Intersegment	3,685	665,378	—	669,063	(515,957)	209,209	—	—	(362,315)	—
Total Revenues	$4,237,010	$1,313,554	$224,755	$5,775,319	$1,397,863	$778,792	$941,945	$65,716	$(300,976)	$8,658,659
Pre-tax Earnings (Loss)	$889,397	$651,374	$68,302	$1,609,073	$1,037,263	$454,262	$245,033	$16,439	$(12,472)	$3,349,598
Total Assets	$27,533,250	$23,990,637	$70,388	$51,594,275	$91,920,690	$48,369,185	$2,491,999	$178,205	$(1,359,782)	$193,194,572

	Nine Months Ended September 30, 2005
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$4,092,271	$668,294	$205,842	$4,966,407	$1,225,559	$423,145	$736,335	$169,458	$(96,458)	$7,424,446
Intersegment	(19,222)	266,955	—	247,733	(203,054)	137,841	—	—	(182,520)	—
Total Revenues	$4,073,049	$935,249	$205,842	$5,214,140	$1,022,505	$560,986	$736,335	$169,458	$(278,978)	$7,424,446
Pre-tax Earnings (Loss)	$1,557,523	$363,958	$79,135	$2,000,616	$745,365	$318,940	$80,166	$17,513	$(27,044)	$3,135,556
Total Assets	$31,685,325	$16,995,604	$78,419	$48,759,348	$75,320,469	$44,453,513	$2,273,589	$274,393	$211,723	$171,293,035

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18—Summarized Financial Information

Summarized financial information for Countrywide Financial Corporation (parent only) and subsidiaries is as follows:

	September 30, 2006
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$22,181,096	$6,700,112	$(4,116)	$28,877,092
Trading securities	—	323,134	19,130,911	(17,401)	19,436,644
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	—	25,671,288	(567,672)	25,103,616
Loans held for investment, net	—	4,445,648	76,363,328	(12,268)	80,796,708
Investments in other financial instruments	123,965	2,867,947	9,213,458	(12,319)	12,193,051
Mortgage servicing rights, at fair value	—	15,012,933	5,482	—	15,018,415
Investment in subsidiaries	14,970,725	—	3,686	(14,974,411)	—
Other assets	18,101,467	12,764,089	9,724,645	(28,821,155)	11,769,046
Total assets	$33,196,157	$57,594,847	$146,812,910	$(44,409,342)	$193,194,572
Notes payable	$17,693,154	$22,103,209	$33,950,396	$(6,114,681)	$67,632,078
Securities sold under agreements to repurchase and federal funds purchased	—	173,768	38,102,503	(565,974)	37,710,297
Deposit liabilities	—	—	56,093,657	(198,006)	55,895,651
Other liabilities	403,855	31,055,042	7,936,185	(22,537,684)	16,857,398
Equity	15,099,148	4,262,828	10,730,169	(14,992,997)	15,099,148
Total liabilities and equity	$33,196,157	$57,594,847	$146,812,910	$(44,409,342)	$193,194,572

	Nine Months Ended September 30, 2006
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Earnings:
Revenues	$(39,994)	$4,939,392	$4,304,208	$(544,947)	$8,658,659
Expenses	9,882	3,902,601	1,934,960	(538,382)	5,309,061
(Benefit) provision for income taxes	(20,509)	396,607	922,974	(2,739)	1,296,333
Equity in net earnings of subsidiaries	2,082,632	—	—	(2,082,632)	—
Net earnings	$2,053,265	$640,184	$1,446,274	$(2,086,458)	$2,053,265

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	December 31, 2005
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$35,349,126	$1,445,383	$13,676	$36,808,185
Trading securities	—	255,127	10,729,483	(2,037)	10,982,573
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	710,000	24,171,178	(1,563,817)	23,317,361
Loans held for investment, net	—	5,588,767	64,279,238	(2,558)	69,865,447
Investments in other financial instruments	7,324	1,969,097	9,284,304	—	11,260,725
Mortgage servicing rights, net	—	12,604,453	6,386	—	12,610,839
Investments in subsidiaries	12,657,967	—	2,483	(12,660,450)	—
Other assets	16,802,566	8,748,527	13,303,484	(28,614,337)	10,240,240
Total assets	$29,467,857	$65,225,097	$123,221,939	$(42,829,523)	$175,085,370
Notes payable	$16,347,891	$36,181,800	$35,152,400	$(11,494,205)	$76,187,886
Securities sold under agreements to repurchase and federal funds purchased	—	1,844,789	33,871,846	(1,563,430)	34,153,205
Deposit liabilities	—	—	39,559,051	(120,135)	39,438,916
Other liabilities	304,106	23,439,496	5,723,435	(16,977,534)	12,489,503
Equity	12,815,860	3,759,012	8,915,207	(12,674,219)	12,815,860
Total liabilities and equity	$29,467,857	$65,225,097	$123,221,939	$(42,829,523)	$175,085,370

	Nine Months Ended September 30, 2005
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Earnings:
Revenues	$2,450	$4,870,145	$2,899,834	$(347,983)	$7,424,446
Expenses	17,728	3,050,831	1,554,803	(334,472)	4,288,890
(Benefit) provision for income taxes	(6,701)	734,322	524,356	(5,616)	1,246,361
Equity in net earnings of subsidiaries	1,897,772	—	—	(1,897,772)	—
Net earnings	$1,889,195	$1,084,992	$820,675	$(1,905,667)	$1,889,195

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19—Borrower and Investor Custodial Accounts

As of September 30, 2006 and December 31, 2005, the Company managed $22.6 billion and $22.0 billion, respectively, of borrower and investor custodial cash accounts. These custodial accounts arise in connection with the Company’s mortgage servicing activities. Except as described below, these amounts are not recorded on the Company’s balance sheets. Of these amounts, $16.5 billion and $14.0 billion, respectively, were deposited at the Bank, of which $15.7 billion and $13.2 billion, respectively, were interest bearing and included in the Company’s deposit liabilities as custodial deposit accounts with an additional $0.8 billion in each period included in deposit liabilities in non-interest bearing checking accounts. The remaining balances were deposited with other depository institutions.

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

Note 21—Loan Commitments

As of September 30, 2006 and December 31, 2005, the Company had undisbursed home equity lines of credit commitments of $8.9 billion and $7.2 billion, respectively, as well as undisbursed construction loan commitments of $1.7 billion and $1.5 billion, respectively. As of September 30, 2006, outstanding commitments to fund mortgage loans totaled $38.2 billion.

Note 22 — Pension Plan

The Company has a defined benefit pension plan (the “Plan”) covering substantially all of its employees hired prior to January 1, 2006. The Company’s policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA.

On September 1, 2006, the Company made the maximum allowable tax deductible pension plan contribution of $62.6 million for the plan year 2005.

Note 23—Subsequent Events

On October 24, 2006, the Company announced that its Board of Directors declared a dividend of $0.15 per common share payable November 30, 2006 to shareholders of record on November 13, 2006.

The Board of Directors has authorized a share repurchase program of up to $2.5 billion. In connection with this program, the Company intends to repurchase $1 billion to $2 billion of its common stock in the fourth quarter of 2006 financed through the issuance of enhanced trust preferred securities.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 24—Recently Issued Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), an amendment of SFAS 133 and SFAS 140. This statement:

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

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

During July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, relating to the recognition of income tax benefits.

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

•       If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

FIN 48 is applicable to Countrywide beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. The adoption of FIN 48 is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a framework for measuring fair value when such measurements are utilized for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market determined in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with the highest tier (Level 1) representing quoted prices for identical assets or liabilities in an active market and the lowest tier

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(Level 3) representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. For the Company, SFAS 157 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company has not yet determined whether it will adopt SFAS 157 early or the expected financial impact, if any, upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), an amendment of FASB Statement Nos. 87, 88, 106, and 132(R). SFAS 158 requires a liability (or an asset) to be recorded that reflects the underfunded (or overfunded) status of its postretirement benefit plans. The portion of that liability (or asset) that has not been recognized in earnings shall be offset against Accumulated Other Comprehensive Income (a component of equity), net of taxes. SFAS 158 also requires the measurement date for those obligations to coincide with an entity’s fiscal year-end, which is the measurement date currently used by the Company. SFAS 158 is effective as of December 31, 2006. The Company currently estimates that an additional liability will be recorded upon adoption of SFAS 158 that is not expected to exceed $100 million.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides the SEC staff’s views regarding the process of quantifying financial statement misstatements. It requires the use of two different approaches to quantifying misstatements—(1) the rollover approach and (2) the iron curtain approach—when assessing whether such a misstatement is material to the current period financial statements. The rollover approach focuses on the impact on the income statement of a misstatement originating in the current reporting period. The iron curtain approach focuses on the cumulative effect on the balance sheet as of the end of the current reporting period of uncorrected misstatements regardless of when they originated. If a material misstatement is quantified under either approach, SAB 108 would require a correction to be made. Depending on the magnitude of the correction with respect to the current period financial statements, the correction could result in changes to financial statements for prior periods. SAB 108 will be effective for the Company’s fiscal year ending December 31, 2006. At this time, the Company does not expect the application of SAB 108 to have a significant effect on its previously reported financial statements or the financial statements for the period of adoption.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Countrywide is a diversified financial services company engaged in mortgage-finance related activities. We organize our businesses into five segments—Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.

As used in this Report, references to “we,” “our,” “the Company” or “Countrywide” refer to Countrywide Financial Corporation and its consolidated subsidiaries unless otherwise indicated.

Third Quarter Results

The third quarter of 2006 was characterized by both declining interest rates and an inverted yield curve. However, the absolute level of interest rates was higher during the current quarter than during the year-ago quarter. The amount of total U.S. mortgage originations nationally declined 25% when compared to the third quarter of 2005; our mortgage loan production declined 22%.

Our consolidated net earnings for the third quarter of 2006 were $647.6 million, an increase of 2% from 2005’s third quarter net earnings of $633.9 million. The increase in our net earnings resulted in large part from an after tax decline of $115.3 million in insurance claims and other losses recorded in 2005 primarily as a result of hurricane Katrina, together with increased profitability of our Banking and Capital Market Segments. These increases were offset by a decrease in the profitability of our Mortgage Banking Segment.

The Company’s Loan Production and Loan Servicing Sectors are generally countercyclical over the long-term; specifically, in a declining interest rate environment as experienced in the third quarter, Loan Production pre-tax profits would be expected to generally improve and Loan Servicing pre-tax profits would be expected to generally decline. However, in the short term, this countercyclicality may not be evident because the change in value of the MSRs and retained interests is reflected in Loan Servicing Sector results as interest rates change, whereas gain on sale is recorded in Loan Production Sector results after loans are processed, funded and sold.

Our Loan Servicing Sector was affected by a decrease in the value of our mortgage servicing rights (“MSRs”) and other retained interests, net of the Servicing Hedge, which was a loss of $173 million in the current quarter compared to a gain of $16 million in the year-ago quarter. Our Loan Production Sector was affected by a decrease in production volume while operating expenses increased as the Company continued to invest in loan sales force and branch network expansion.

Mortgage Market

The mortgage lending business has historically been the primary source of our revenues and earnings. As a result, the dominant external influences on our operating results are the demand for mortgage loans in the U.S., which is affected by such factors as prevailing mortgage interest rates and the strength of the U.S. housing market, and economic factors affecting borrowers’ ability to repay the loans we either hold or sell with credit enhancements provided.

For the quarter and nine months ended September 30, 2006, we estimate that total U.S. residential mortgage production was $724 billion and $2,151 billion, respectively, compared to $966 billion and $2,516 billion for the quarter and nine months ended September 30, 2005, respectively. Based on these internal mortgage market estimates, we increased our market share to 15.7% for the current quarter from 15.1% in the year-ago period. Our market share increased from 15.3% in the quarter ended June 30, 2006. The increase in market share from the second quarter of 2006 was due to an increase in production by our Correspondent Lending division.

We estimate the mortgage market for 2006 to be between $2.7 trillion and $2.9 trillion compared to $3.3 trillion in 2005.

Loan Production

Our total loan production volume decreased during the third quarter due primarily to the impact of the slowing housing market for purchase mortgages and higher interest rates on refinance mortgage loans. Our adjustable rate loan production has decreased from 51% of total production in the quarter ended September 30, 2005 to 44% in the current quarter, reflecting the decreased relative attractiveness of these loans compared to fixed-rate loans as the yield curve flattened. Pay-option loan production has decreased from approximately 20% of our loan production during the quarter ended September 30, 2005 to approximately 13% of our production during the quarter ended September 30, 2006.

Interest Rate Risk and Credit Risk

The principal market risk we face is interest rate risk—the risk that the value of our assets or liabilities or our net interest income will change due to changes in interest rates. Interest rate risk is significant to our Mortgage Banking, Banking and Capital Markets Segments.

•       In our Mortgage Banking Segment, interest rate risk is reflected in the value of our interest rate lock commitments, inventory of loans held for sale, trading securities, retained interests and MSRs. We manage interest rate risk through the natural counterbalance of our loan production operations and our investment in MSRs, as well as with our hedging activities.

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

We also face credit risk, primarily related to our residential mortgage lending activities in both the Banking and Mortgage Banking Segments. Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us.

Credit risk has historically most directly affected our investment in other financial instruments that are credit subordinated to other securities. We are also exposed to credit risk through the representations and warranties included in our loan sales and securitizations. In addition, our investment in mortgage loans held for investment exposes us to credit risk. We manage mortgage credit risk by underwriting our mortgage loan production to secondary market standards and by limiting credit recourse to Countrywide in our loan sales and securitization transactions. We also manage credit risk in our investment loan portfolio by retaining high credit quality loans, through pricing strategies designed to compensate for the risk, by active portfolio, delinquency and loss management and mitigation activities and by obtaining credit insurance policies on selected pools of mortgage loans that provide partial protection from credit losses.

Our credit risk includes non-traditional loans we hold for investment, such as pay-option loans. Pay-option loans differ from more traditional monthly amortizing loans by providing borrowers with the option to make fully amortizing, interest-only, or “negative-amortizing” payments. Our underwriting standards specify that a borrower must qualify for a pay-option loan at the loan’s fully amortizing payment based on fully indexed interest rates. These requirements notwithstanding, the lower initial payment requirements of pay-option loans may increase the credit risk inherent in our loans held for investment as the required monthly payments for pay-option loans eventually increase. Borrowers may be less able to pay the increased amounts and, therefore, more likely to default on the loan, than a borrower using a more traditional monthly-amortizing loan. Our exposure to this higher credit risk is increased by any negative amortization that has been added to the principal balance. Furthermore, substantially all of the pay-option loans we originate are underwritten based on “reduced documentation” standards whereby the loan applicant’s income is based on representations provided by the borrower. Our pay-option investment loan portfolio borrowers had, at the time the loans were originated, average FICO scores (a measure of borrower creditworthiness) of 721 and original loan-to-value and combined loan-to-values of 75% and 78%, respectively. We believe this product is an attractive portfolio investment as the higher credit risk inherent in pay-option loans is balanced by higher expected returns relative to other first mortgage loan products.

Liquidity and Capital

Our liquidity and financing requirements are significant. We meet these requirements in a variety of ways, including use of the public corporate debt and equity markets, mortgage- and asset-backed securities markets, and through the financing activities of our Bank, such as deposit-gathering and Federal Home Loan Bank advances. The objective of our liquidity management is to ensure that adequate, diverse and reliable sources of cash are available to meet our funding needs on a cost-effective basis. Our ability to raise financing at the level and cost required to compete effectively is dependent on maintaining our high credit standing.

How we grow our businesses and meet our financing needs is influenced by regulatory agency and public debt rating agency capital requirements. These requirements influence the nature of the financing we are able to obtain, the assets in which we invest and the rate at which we are able to grow.

As part of our ongoing capital optimization plan, the Board of Directors has authorized a share repurchase program of up to $2.5 billion. In connection with this program, we intend to repurchase $1 billion to $2 billion of our common stock in the fourth quarter of 2006 financed through the issuance of enhanced trust preferred securities.

At September 30, 2006, we exceeded the regulatory capital requirements to be classified as “well capitalized,” with a tier 1 leverage capital ratio of 6.9% and total risk based ratio of 13.1%.

Competition and Consolidation

The mortgage lending industry is dominated by large, sophisticated financial institutions. To compete effectively in the future, we will be required to maintain a high level of operational, technological, and managerial expertise, as well as an ability to attract capital at a competitive cost. Recently, well-capitalized Wall Street investment banking firms have increased their participation in the mortgage banking business. We expect the entrance of these firms to the marketplace to increase competition in the near-term, especially in the nonconforming and nonprime loan products.

The industry continues to undergo consolidation. We expect this trend to continue. We believe that we will benefit from industry consolidation through increased market share and enhanced ability to recruit talented personnel.

Critical Accounting Policies

The accounting policies with the greatest impact on our financial condition and results of operations, and which require the most judgment, pertain to our mortgage securitization activities, our investments in MSRs and retained interests, and our use of derivatives to manage interest rate risk. Our critical accounting policies involve the following three areas: 1) accounting for gains on sales of loans and securities; 2) accounting for MSRs and retained interests, including valuation of these assets; and 3) accounting for derivatives and our related interest rate risk management activities.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 156—Accounting for Servicing of Financial Assets (“SFAS 156”), which amends Statement of Financial Accounting Standards No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 156 changes the accounting for, and reporting of, the recognition and measurement of separately recognized servicing assets and liabilities. Accordingly, the adoption of SFAS 156 has changed the Company’s accounting policies relating to gain on sale of loans and securities and the accounting for MSRs subsequent to their initial recognition, effective January 1, 2006. A discussion of the critical accounting policies applied through December 31, 2005 is included in our 2005 Annual Report.

Gain on Sale of Loans and Securities

Most of the mortgage loans we produce are sold in the secondary mortgage market, primarily in the form of securities and to a lesser extent as whole loans. When we sell loans in the secondary mortgage market, we generally do not sell the MSRs that are created. In securitization transactions, we may also retain interests, including interest-only securities, principal-only securities and residual securities.

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

Results of Operations Comparison—Quarters Ended September 30, 2006 and 2005

Consolidated Earnings Performance

Our consolidated net earnings for the third quarter of 2006 were $647.6 million, an increase of 2% from 2005’s third quarter net earnings of $633.9 million. Our diluted earnings per share were $1.03, same as the year-ago period. The increase in our net earnings resulted primarily from an after-tax decline of $115.3 million in hurricane losses that were recorded in the third quarter of 2005 together with increased profitability of our Banking and Capital Market Segments. These increases were offset by a decrease in the profitability of our Mortgage Banking Segment.

The Banking Segment produced pre-tax earnings of $370.8 million, an increase of 33% from the year-ago period. The increase in profitability of our Banking Segment was primarily due to a 21% increase in average interest-earning assets at Countrywide Bank from the year-ago period. The Capital Markets Segment produced an increase in pre-tax earnings of $49.1 million, or 53%.

The decrease in the profitability of our Mortgage Banking Segment was due primarily to decreased profitability in both our Loan Production and Loan Servicing Sectors. Our Loan Servicing Sector was affected by a decrease in the value of MSRs and other retained interests, net of the Servicing Hedge, which was a loss of $173 million in the current quarter compared to a gain of $16 million related to valuation changes, net of the Servicing Hedge in the year-ago quarter. Our Loan Production Sector was affected by increased operating expenses that resulted from our investment in expanding our loan sales force and distributed branch network to support our long-term strategy of growing market share.

Operating Segment Results

Pre-tax earnings (loss) by segment are summarized below:

	Quarters Ended September 30,
	2006	2005
	(in thousands)
Mortgage Banking:
Loan Production	$280,684	$413,731
Loan Servicing	123,373	257,666
Loan Closing Services	19,870	31,139
Total Mortgage Banking	423,927	702,536
Banking	370,806	278,264
Capital Markets	141,099	92,042
Insurance	91,343	(32,119)
Global Operations	3,451	8,153
Other	5,586	2,802
Total	$1,036,212	$1,051,678

The pre-tax earnings (loss) of each segment include intercompany transactions, which are eliminated in the “other” category.

Mortgage loan production by segment and product, net of intersegment sales, is summarized below:

	Quarters Ended September 30,
	2006	2005
	(in millions)
Segment:
Mortgage Banking	$106,252	$131,126
Capital Markets - conduit acquisitions(1)	4,322	5,083
Banking Operations	3,133	9,801
Total Mortgage Loan Fundings	113,707	146,010
Commercial real estate	1,346	1,113
	$115,053	$147,123
Product:
Prime Mortgage	$91,868	$122,228
Prime Home Equity	11,705	11,581
Nonprime Mortgage	10,134	12,201
Commercial real estate	1,346	1,113
	$115,053	$147,123

(1)   Acquisitions from third parties

The following table summarizes loan production by purpose and by interest rate type:

	Quarters Ended September 30,
	2006	2005
	(in millions)
Purpose:
Non-purchase	$60,217	$77,342
Purchase	54,836	69,781
	$115,053	$147,123
Interest Rate Type:
Fixed-Rate	$64,424	$72,476
Adjustable-Rate	50,629	74,647
	$115,053	$147,123

Mortgage Banking Segment

The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors. The Loan Production and Loan Closing Services Sectors generally perform most profitably when mortgage interest rates are relatively low and the demand for mortgage loans is high. Conversely, the Loan Servicing Sector generally performs well when mortgage interest rates are relatively high and loan prepayments are low. We generally expect the natural counterbalance of these sectors, which we refer to as the macro hedge to reduce the impact of changes in mortgage interest rates on our earnings.

Loan Production Sector

The Loan Production Sector sources mortgage loans through the four production channels of Countrywide Home Loans (“CHL”)—Consumer Markets, Wholesale Lending, Correspondent Lending and Full Spectrum Lending. These loans are funded through either one of these channels or through Countrywide Bank.

The following table summarizes Mortgage Banking loan production by channel, by mortgage loan type, by purpose and by interest rate type:

	Quarters Ended September 30,(1)
	2006	2005
	(in millions)
Channel:
Originated:
Consumer Markets	$29,003	$35,321
Wholesale Lending	22,762	24,911
Full Spectrum Lending	9,217	7,422
Total originated	60,982	67,654
Purchased—Correspondent Lending	45,270	63,472
	$106,252	$131,126
Mortgage Loan Type:
Prime Mortgage	$87,713	$109,383
Nonprime Mortgage	9,336	11,399
Prime Home Equity	9,203	10,344
	$106,252	$131,126
Purpose:
Non-purchase	$56,302	$69,446
Purchase	49,950	61,680
	$106,252	$131,126
Interest Rate Type:
Fixed-Rate	$62,378	$68,480
Adjustable-Rate	43,874	62,646
	$106,252	$131,126

(1)          $33.7 billion and $4.9 billion of these loans were funded by Countrywide Bank during the quarter ended September 30, 2006 and 2005, respectively.

Mortgage Banking loan production volume for the quarter ended September 30, 2006 decreased 19% from the year-ago period due to a 25% decrease in total U.S. residential mortgage production partially offset by an increase in market share.

The Consumer Markets Division’s strategy is to gain market share through growth in its sales force, distributed retail branch network, call centers and joint venture businesses. The Full Spectrum Lending Division continues to increase its sales forces and retail branch offices as a means to increase market share. The Wholesale Lending Division also continues to increase their sales force.

Following is a summary of our loan origination channels’ sales organizations:

	September 30,
	2006		2005
	Sales Force	Branches	Sales Force	Branches
Channel:
Consumer Markets	8,904	772	8,183	631
Full Spectrum Lending	5,874	224	4,494	187
Wholesale Lending	1,478	52	1,233	52
Correspondent Lending	190	—	162	—

The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarters Ended September 30,
	2006		2005
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$1,000,023		$861,108
Prime Home Equity	232,570		300,532
Nonprime Mortgage	180,374		222,618
Total revenues	1,412,967	1.33%	1,384,258	1.06%
Expenses:
Compensation	618,337	0.58%	583,243	0.44%
Other operating	361,124	0.34%	275,813	0.21%
Allocated corporate	152,822	0.15%	111,471	0.09%
Total expenses	1,132,283	1.07%	970,527	0.74%
Pre-tax earnings	$280,684	0.26%	$413,731	0.32%
Total Mortgage Banking loan production	$106,252,000		$131,126,000

Revenues (in dollars and expressed as a percentage of mortgage loans produced) increased from the year-ago period driven primarily by improved Prime Mortgage loan revenues partially offset by a $14.3 billion reduction in the volume of loans sold. In the quarter ended September 30, 2006, $107.1 billion of mortgage loans, or 101% of Mortgage Banking loan production, was sold compared to $121.4 billion of mortgage loans, or 93% of Mortgage Banking loan production, in the quarter ended September 30, 2005.

Expenses (in dollars and as a percentage of loans produced) increased from the year-ago period, primarily due to costs incurred to support our investment in expanding the loan sales force and distributed branch network to support the achievement of our long-term strategy of market share growth. In addition, a reduction in production volume and the rate of deferral of expenses under SFAS 91 contributed to the increase in expenses. While we continue to expand our loan production capacity, we are also adjusting staffing and occupancy levels in markets where declines in production require such adjustments.

The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Therefore, we measure planned capacity by multiplying the number of our loan operations personnel by the number of loans we expect each loan operations staff person to process under normal conditions. Management adjusts staffing levels to account for changes in the current and projected near-term mortgage market. During the quarter ended September 30, 2006, the Loan Production Sector operated at approximately 91% of planned operational capacity, compared to 101% during the year-ago period.

The following table summarizes the number of people included in the Loan Production Sector workforce:

	September 30,
	2006	2005
Sales	16,446	14,072
Operations:
Regular employees	10,342	11,189
Temporary staff	1,453	2,225
	11,795	13,414
Administration and support	3,772	2,756
Total Loan Production Sector workforce	32,013	30,242

Loan Servicing Sector

The Loan Servicing Sector includes a workforce of approximately 7,000 who service almost eight million mortgage loans. The Loan Servicing Sector’s results include fees and other income earned and expenses incurred for servicing loans for others; the financial performance of our investments in MSRs and retained interests and associated risk management activities; and profits from subservicing activities. The long-term performance of this sector is affected primarily by the level of interest rates, the corresponding effect on the level of projected and actual prepayments in our servicing portfolio, our operational effectiveness and our ability to manage interest rate risk.

Our servicing portfolio grew to $1,244.3 billion at September 30, 2006, a 19% increase from September 30, 2005. At the same time, the overall weighted-average note rate of loans in our servicing portfolio increased to 6.4% from 6.0% at September 30, 2005.

The following table summarizes the results for the Loan Servicing Sector:

	Quarters Ended September 30,
	2006		2005
	Amount	Percentage of Average Servicing Portfolio(1)	Amount	Percentage of Average Servicing Portfolio(1)
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$940,831	0.311%	$826,189	0.333%
Escrow balance income	238,082	0.079%	119,211	0.048%
Miscellaneous fees	167,719	0.055%	135,391	0.054%
Income from retained interests	123,816	0.041%	108,181	0.043%
Realization of expected cash flows from mortgage servicing rights	(806,968)	(0.267)%	—	—
Amortization of mortgage servicing rights	—	—	(653,351)	(0.263)%
Operating revenues	663,480	0.219%	535,621	0.215%
Change in fair value of mortgage servicing rights	(1,066,937)	(0.353)%	—	—
Recovery of mortgage servicing rights	—	—	915,364	0.369%
Impairment of retained interests	(140,384)	(0.046)%	(61,697)	(0.025)%
Servicing hedge gains (losses)	1,034,353	0.342%	(837,241)	(0.337)%
Valuation changes, net of Servicing Hedge	(172,968)	(0.057)%	16,426	0.007%
Total servicing revenues	490,512	0.162%	552,047	0.222%
Operating expenses	181,799	0.060%	184,629	0.074%
Allocated corporate expenses	21,291	0.007%	17,471	0.007%
Total servicing expenses	203,090	0.067%	202,100	0.081%
Interest expense	164,049	0.054%	92,281	0.037%
Pre-tax earnings	$123,373	0.041%	$257,666	0.104%
Average servicing portfolio	$1,209,255,000		$993,296,000

(1)          Annualized

Pre-tax earnings in the Loan Servicing Sector were $123.4 million during the quarter ended September 30, 2006, a decrease of $134.3 million from the year-ago period. The decline in pre-tax earnings was due to valuation changes, net of the Servicing Hedge, which were a loss of $173 million in the current quarter. During the year-ago period, valuation changes, net of the Servicing Hedge, were a gain of $16 million, which included $24.7 million related to hurricane losses. Also contributing to the decline in pre-tax earnings was an increase in interest expense related to the cost of carrying a larger average investment in Servicing Sector assets and increased cost of debt. These reductions were partially offset by higher operating revenues due to a larger servicing portfolio and operating expenses of $26.4 million related to hurricane losses recorded in the year-ago quarter, which were not repeated in the current quarter.

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

Loan Closing Services Sector

This sector is comprised of the LandSafe companies, which provide credit reports, flood determinations, appraisals, property valuation services and title reports primarily to the Loan Production Sector and to third parties as well.

The LandSafe companies produced $19.9 million in pre-tax earnings in the quarter ended September 30, 2006, representing a decrease of 36% from the year-ago period. The decrease in LandSafe’s pre-tax earnings was primarily due to the decline in the mortgage market and an increase in expenses as a result of the Company’s hiring of over 100 additional staff appraisers and reviewers, an initiative to enhance our appraisal fraud detection activities.

Banking Segment

The Banking Segment includes the investment and fee-based activities of Countrywide Bank (“Banking Operations”), along with the activities of Countrywide Warehouse Lending (“CWL”), a provider of mortgage inventory financing to other mortgage bankers.

The Bank also produces loans for sale through our Mortgage Banking Segment. This activity is a mortgage banking activity and the mortgage loan production, the related balance sheet and the income relating to the sale of these loans are included in the Mortgage Banking Segment.

The Banking Segment achieved pre-tax earnings of $370.8 million during the quarter ended September 30, 2006, compared to $278.3 million for the year-ago period. Following is the composition of pre-tax earnings by component:

	Quarters Ended September 30,
	2006	2005
	(in thousands)
Banking Operations	$378,455	$259,325
CWL	11,619	27,303
Allocated corporate expenses(1)	(19,268)	(8,364)
Total Banking Segment pre-tax earnings	$370,806	$278,264

(1)          Not included in the calculation of Banking Operations’ efficiency ratio.

The following table shows total Banking Operations loan production volume by origination channel:

	Quarters Ended September 30,
	2006	2005
	(in millions)
Correspondent Lending	$1,472	$2,848
Consumer Markets	1,215	2,438
Wholesale Lending	446	4,515
	$3,133	$9,801

The production retained in our investment portfolio was $3.1 billion in the quarter ended September 30, 2006, compared to $9.8 billion in the year-ago period. This contributed to slower asset growth in our Banking Operations. Our strategic plan calls for continued long-term growth in Bank assets; however, many factors may impact the asset growth in any quarter. These include general mortgage market conditions, the availability of assets which meet the yield requirements of our Banking Operations and the Company’s capital and earnings considerations.

The revenues and expenses of Banking Operations are summarized in the following table:

	Quarters Ended September 30,
	2006	2005
	(dollar amounts in thousands)
Interest income	$1,422,514	$925,974
Interest expense	(946,172)	(573,670)
Net interest income	476,342	352,304
Provision for loan losses	(27,872)	(44,792)
Net interest income after provision for loan losses	448,470	307,512
Non-interest income	36,446	40,169
Non-interest expense	(106,461)	(88,356)
Pre-tax earnings	$378,455	$259,325
Efficiency ratio(1)	21%	23%
After-tax return on average assets	1.08%	0.89%

(1)          Non-interest expense divided by the sum of net interest income plus non-interest income. The Banking Operations’ efficiency ratio reflects the expense structure resulting from its relationship with CHL. If the Banking Operations of Countrywide Bank were a stand-alone entity, the nature and amount of its expenses would differ from those reported. For example, the fulfillment fees paid by Countrywide Bank to the Loan Production Sector for origination costs incurred on investment mortgage loans funded by Countrywide Bank are generally determined on an incremental cost basis which is less than would be incurred in an arms-length transaction.

The components of net interest income of Banking Operations are summarized below:

	Quarters Ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Mortgage loans(1)	$76,505,502	$1,323,810	6.91%	$61,567,136	$835,380	5.41%
Securities available for sale(2)	5,681,819	66,882	4.71%	6,389,697	74,976	4.69%
Short-term investments	819,472	10,874	5.26%	489,367	4,345	3.52%
FHLB securities and FRB stock	1,537,435	20,948	5.41%	1,289,353	11,273	3.47%
Total earning assets	84,544,228	1,422,514	6.72%	69,735,553	925,974	5.30%
Allowance for loan losses	(165,173)			(85,175)
Other assets	1,159,232			620,596
Total assets	$85,538,287			$70,270,974
Interest-bearing liabilities:
Money market deposits	$7,150,257	92,032	5.11%	$2,959,540	28,474	3.82%
Savings	302,485	3,989	5.23%	879	3	1.33%
Company-controlled custodial deposits	16,591,425	213,147	5.10%	13,797,445	114,785	3.30%
Time deposits	29,550,865	359,323	4.82%	17,875,852	165,013	3.66%
Total interest-bearing deposits	53,595,032	668,491	4.95%	34,633,716	308,275	3.53%
FHLB advances	22,299,799	253,617	4.51%	25,587,856	227,668	3.53%
Other borrowed funds	1,778,435	24,064	5.37%	4,285,210	37,727	3.49%
Total borrowed funds	24,078,234	277,681	4.58%	29,873,066	265,395	3.52%
Total interest-bearing liabilities	77,673,266	946,172	4.83%	64,506,782	573,670	3.53%
Non interest-bearing liabilities and equity:
Non interest-bearing checking	1,153,866			672,792
Other liabilities	1,127,999			819,977
Shareholder’s equity	5,583,156			4,271,423
Total non interest-bearing liabilities and equity	7,865,021			5,764,192
Total liabilities and shareholder’s equity	$85,538,287			$70,270,974
Net interest income		$476,342			$352,304
Net interest spread(3)			1.89%			1.77%
Net interest margin(4)			2.28%			2.03%

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

The dollar amounts of interest income and interest expense fluctuate depending upon changes in interest rates and in the relative volumes of our interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period’s volume), and (iii) changes in rate/volume (changes in rate times the change in volume)—which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below—are as follows:

	Quarter Ended September 30, 2006 vs. September 30, 2005
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
	(in thousands)
Interest-earning assets:
Mortgage loans	$202,232	$286,198	$488,430
Securities available for sale	(8,332)	238	(8,094)
Short-term investments	3,768	2,761	6,529
Other investments	2,410	7,265	9,675
Total interest income	$200,078	$296,462	$496,540
Interest-bearing liabilities:
Money market deposits	$51,316	$12,242	$63,558
Savings deposits	3,953	33	3,986
Company-controlled custodial deposits	26,675	71,687	98,362
Time deposits	130,785	63,525	194,310
Total deposits	212,729	147,487	360,216
FHLB advances	(31,827)	57,776	25,949
Other borrowed funds	(28,250)	14,587	(13,663)
Total borrowings	(60,077)	72,363	12,286
Total interest expense	152,652	219,850	372,502
Net interest income	$47,426	$76,612	$124,038

The increase in net interest income is primarily due to a $14.8 billion or 21% increase in average interest-earning assets, combined with a 25 basis point increase in net interest margin.  The increase in the net interest margin from the year-ago quarter was a result of the reduced impact of teaser rates earned on recently funded pay-option loans as fewer such loans were originated in the third quarter of 2006 compared to the year-ago quarter. This increase was partially offset by the effect of the interest rate pricing lag and a change in the asset mix.

The Banking Operations provision for loan losses decreased by $16.9 million during the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. While the provision rose year over year related to increased delinquency and portfolio seasoning, this increase was more than offset by declines related to hurricane Katrina, slower funding growth and payoffs. The provision for loan losses and the related allowance for loan losses is impacted by many factors, including economic conditions (for example, housing prices, interest rates and unemployment rates), the borrower’s credit profile, the loan’s payment requirements, delinquency, and loan seasoning and prepayments.

Banking Operations holds a substantial investment in non traditional loans, primarily pay-option loans. These loans have interest rates that adjust monthly and minimum required payments that adjust annually, resulting in the potential for negative amortization. Minimum monthly payments may increase by no more than 7 1/2% per year unless the unpaid balance increases to a specified limit, which is no more than 115% of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after either five or ten years and again every five years thereafter.

Assuming today’s interest rates remain unchanged, most borrowers who consistently make the minimum required payment will have the contractual right to make less than the full interest payment for three to four years from the date of funding, at which time the negative amortization cap will be reached and a new monthly payment amount will be required. The resulting payment adjustment could be substantial.

We manage the risk relating to these non traditional loans through a variety of methods, including active borrower communications both before and after funding and through our underwriting standards.  Our underwriting standards conform to those required to make the pay-option loans salable into the secondary market at the date of funding, including a requirement that the borrower meet secondary market debt-service ratio tests based on the borrower making the fully amortizing loan payment and assuming the loan’s interest rate is fully indexed. (A fully indexed note rate equals the sum of the current index rate plus the margin applicable to the loan.)

Following is a summary of pay-option loans held for investment by Banking Operations:

	September 30, 2006	December 31, 2005
	(in thousands)
Total pay-option loan portfolio	$35,392,562	$26,101,306
Pay-option loans with accumulated negative amortization:
Principal	$29,585,875	$13,963,721
Accumulated negative amortization (from original loan balance)	$471,325	$74,748
Average original loan-to-value ratio(1)	75%	75%
Average combined loan-to-value ratio(2)	78%	78%
Average original FICO score(3)	721	720
Loans delinquent 90 days or more	0.32%	0.10%

(1)          The ratio of the lower of the appraised value or purchase price of the property to the amount of the loan that is secured by the property.

(2)          The ratio of the lower of the appraised value or purchase price of the property to the amount of all loans secured by the property.

(3)   A FICO score is a measure of borrower creditworthiness determined using a statistical model. FICO scores range from approximately 300 to 850, with a higher score indicating an individual with a more favorable credit profile compared to an individual with a lower score.

The composition of the Banking Operations balance sheets is as follows:

	September 30, 2006		December 31, 2005
	Amount	Rate	Amount	Rate
	(dollar amounts in millions)
Assets
Short-term investments	$3,508	5.26%	$245	4.08%
Mortgage loans, net of allowance for loan losses of $180 and $103, respectively	76,304	7.31%	64,279	6.11%
Securities available for sale	5,409	4.45%	6,251	5.02%
FHLB securities and FRB stock	1,449	5.36%	1,333	4.73%
Total interest-earning assets	86,670	7.01%	72,108	5.98%
Other assets	1,434		919
Total assets	$88,104		$73,027
Liabilities and Equity
Deposits:(1)
Customer	$39,095	4.96%	$25,300	4.09%
Company-controlled escrow deposit accounts	15,774	5.32%	13,333	4.18%
FHLB advances	23,976	4.50%	26,267	3.88%
Other borrowings	298	5.34%	1,280	4.23%
Total interest-bearing liabilities	79,143	4.89%	66,180	4.03%
Other liabilities	2,830		1,574
Shareholder’s equity	6,131		5,273
Total liabilities and equity	$88,104		$73,027
Primary spread(2)		2.12%		1.95%
Nonaccrual loans	$337		$154

(1)          Includes inter-company deposits.

(2)          Calculated as the yield on total interest-earning assets less the rate on total interest-bearing liabilities.

The Banking Segment also includes the operations of CWL. CWL’s pre-tax earnings decreased by $15.7 million during the quarter ended September 30, 2006 in comparison to the year-ago period, primarily due to a 48% decrease in average mortgage warehouse advances. Such average advances decreased to $4.0 billion in the quarter ended September 30, 2006 from $7.6 billion in the year-ago period, primarily due to an overall decrease in activity with Mortgage Banking Segment customers. At September 30, 2006, warehouse lending advances were $3.0 billion and had an average yield of 6.6% during the quarter ended September 30, 2006.

Capital Markets Segment

Our Capital Markets Segment achieved pre-tax earnings of $141.1 million for the quarter ended September 30, 2006, an increase of $49.1 million, or 53%, from the year-ago period driven by a 44% increase in revenues.

The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Quarters Ended September 30,
	2006	2005
	(in thousands)
Revenues:
Conduit	$121,126	$53,093
Underwriting	71,727	82,363
Commercial real estate	26,166	5,994
Securities trading	23,039	23,593
Brokering	10,293	6,611
Other	5,636	7,309
Total revenues	257,987	178,963
Expenses:
Operating expenses	106,953	83,929
Allocated corporate expenses	9,935	2,992
Total expenses	116,888	86,921
Pre-tax earnings	$141,099	$92,042

During the quarter ended September 30, 2006, the Capital Markets Segment generated revenues totaling $121.1 million from its conduit activities, primarily managing the acquisition and sale or securitization of whole loans on behalf of the Mortgage Banking Segment. Conduit revenues for the reporting period increased 128% in comparison to the year-ago period because of an increase in margins, primarily associated with adjustable-rate products, partially offset by a decline in volume of loans sold during the period.

Underwriting revenues decreased $10.6 million over the year-ago period because of decrease in margins resulting from a change in the mix of products.

During the current reporting period, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $26.2 million primarily from sales of commercial real estate loans compared to $6.0 million in the year-ago period. The increase in revenue was due to an increase in the volume of loans sold, and to a lesser extent an increase in margins due to a change in product mix.

The following table shows the composition of Countrywide Securities Corporation securities trading volume, which includes intersegment trades with the Mortgage Banking Segment, by instrument:

	Quarters Ended September 30,
	2006	2005
	(in millions)
Mortgage-backed securities	$539,165	$515,819
Asset-backed securities	63,650	43,144
Other	29,687	32,052
Subtotal(1)	632,502	591,015
U.S. Treasury securities	300,408	380,358
Total securities trading volume	$932,910	$971,373

(1)          Approximately 16% of the segment’s non-U.S. Treasury securities trading volume was with CHL during each of the quarters ended September 30, 2006 and 2005.

U.S. Treasury securities decreased $80.0 billion or 21% over the year-ago period because of market conditions, including the inverted yield curve and low volatility in the market during the quarter ended September 30, 2006 as compared to the year-ago period.

Insurance Segment

The Insurance Segment’s pre-tax earnings increased by $123.5 million over the year-ago period, to $91.3 million during the quarter ended September 30, 2006. The following table shows pre-tax earnings (losses) by component:

	Quarters Ended September 30,
	2006	2005
	(in thousands)
Balboa Reinsurance Company	$60,003	$40,387
Balboa Life and Casualty Operations(1)	42,563	(68,353)
Allocated corporate expenses	(11,223)	(4,153)
Total Insurance Segment pre-tax earnings (losses)	$91,343	$(32,119)

(1)          Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

The following table shows net insurance premiums earned:

	Quarters Ended September 30,
	2006	2005
	(in thousands)
Balboa Reinsurance Company	$56,676	$44,682
Balboa Life and Casualty Operations	244,098	195,397
Total net insurance premiums earned	$300,774	$240,079

The following table shows insurance claim expenses:

	Quarters Ended September 30,
	2006		2005
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$3,558	6%	$11,348	25%
Balboa Life and Casualty Operations	98,393	40%	172,410	88%
Total insurance claim expenses	$101,951		$183,758

Our mortgage reinsurance business produced $60.0 million in pre-tax earnings, an increase of 49% over the year-ago period, driven primarily by an increase in the percentage of policies earning higher reinsurance premiums and growth of 17% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts.

Our Life and Casualty insurance business produced pre-tax earnings of $42.6 million, an increase of $110.9 million, or 162%, from the year-ago period. The increase in earnings was driven by a $48.7 million or 25% increase in net earned premiums during the quarter ended September 30, 2006 in comparison to the year-ago and by a $103.6 million decrease in catastrophe claims expense over the year-ago period. The increase in net earned premiums was primarily attributable to a growth in voluntary auto insurance and lender-placed property insurance. Insurance claim expenses decreased from 88% to 40% of net earned premiums due to a reduction in hurricane-related claims in comparison to the year-ago period.

Our Life and Casualty insurance operations manage insurance risk by reinsuring significant portions of such risk. Balboa seeks to earn profits by capitalizing on Countrywide’s customer base and institutional relationships, as well as through operating efficiencies and sound underwriting.

Global Operations Segment

Global Operations pre-tax earnings totaled $3.5 million during the quarter ended September 30, 2006, a decrease of $4.7 million from the year-ago period. The decrease in earnings was primarily due to the termination of the joint venture with Barclays Bank, PLC.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

Gain on sale of loans and securities is summarized below:

	Quarters Ended September 30,
	2006			2005
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	Margin(2)	Loans Sold	Amount	Margin(2)
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$84,656,067	$847,427	1.00%	$102,885,533	$777,810	0.76%
Prime Home Equity Loans:
Initial Sales	10,855,628	137,523	1.27%	10,188,168	196,470	1.93%
Subsequent draws	1,022,201	37,159	3.64%	745,900	26,751	3.59%
	11,877,829	174,682	1.47%	10,934,068	223,221	2.04%
Nonprime Mortgage Loans	10,584,928	143,607	1.36%	7,556,295	172,656	2.28%
Total Production Sector	107,118,824	1,165,716	1.09%	121,375,896	1,173,687	0.97%
Reperforming loans	—	(26)	0.00%	318,327	6,572	2.06%
	$107,118,824	1,165,690	1.09%	$121,694,223	1,180,259	0.97%
Capital Markets:
Conduit activities(1)	$15,036,425	102,517	0.68%	$17,466,210	41,475	0.24%
Underwriting	N/A	65,556	N/A	N/A	71,777	N/A
Commercial real estate	$1,219,279	19,357	1.59%	$436,740	5,200	1.19%
Securities trading and other	N/A	(6,334)	N/A	N/A	(21,279)	N/A
		181,096			97,173
Other	N/A	27,115	N/A	N/A	7,560	N/A
		$1,373,901			$1,284,992

(1)          Includes loans sourced from the Mortgage Banking Segment.

(2)   Gain on sale as a percentage of loans sold.

The increase in Capital Markets’ gain on sale related to its conduit activities was due to an increase in margins resulting from a shift in sales of loans to adjustable-rate products, which had higher margins, partially offset by decreased sales volume due to lower U.S. residential mortgage production and increased competition. The increase in Capital Markets’ gain on sale related to its commercial real estate activities was due to an increase in the volume of loans sold and an increase in margins on such loans resulting from a change in mix of loans towards higher margin products. Capital Markets’ revenues from its securities trading activities consist of gain on sale and interest income. In a steep yield curve environment, net interest income will comprise a larger percentage of total securities trading revenue. As the yield curve flattens, the mix of revenues will shift toward gain on sale of securities. During the quarter ended September 30, 2006, the yield curve was inverted, which resulted in a shift in trading revenues from interest income to gain on sale.

For the Mortgage Banking Segment, the effects of changes in the volume of loan sales and the margin on sale on the amount of gain on sale is summarized in the following table:

	Quarter Ended September 30, 2006 vs. September 30, 2005
	Increase (Decrease) Due to
	Loans Sold	Margin	Total
	(in thousands)
Mortgage Banking:
Prime Mortgage Loans	$(153,601)	$223,218	$69,617
Prime Home Equity Loans:
Initial Sales	12,163	(71,110)	(58,947)
Subsequent draws	10,039	369	10,408
	22,202	(70,741)	(48,539)
Nonprime Mortgage Loans	55,239	(84,288)	(29,049)
Total Production Sector	(76,160)	68,189	(7,971)
Reperforming loans	(6,598)	—	(6,598)
Total Mortgage Banking	$(82,758)	$68,189	$(14,569)

Gain on sale of Prime Mortgage Loans increased in the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 due primarily to increased margins on such loans, partially offset by lower sales of such loans.

Gain on sale of Prime Home Equity Loans decreased in the quarter ended September 30, 2006 as compared to the year-ago period due primarily to decreased margins on such loans, partially offset by an increase in sales of such loans, reflecting continuing competitive conditions in the marketplace, increased cost of credit enhancements and wider secondary marketing spreads.

Gain on sale of Nonprime Mortgage Loans decreased in the quarter ended September 30, 2006 as compared to 2005 due primarily to a decrease in margins resulting from competitive market conditions, and increased cost of credit enhancements, partially offset by higher sales of such loans.

Additionally, because inventory of nonprime and fixed rate second mortgage loans were not qualified for hedge accounting pursuant to SFAS 133, there were timing mismatches wherein hedging gains and losses and the offsetting change in value of the inventory were recognized in different quarters. Specifically, reductions in the value of loans sold in the third quarter of 2006 were offset by hedge gains that were recorded in the second quarter of 2006. Furthermore, hedge losses recorded in the third quarter of 2006 should be offset by greater gain on sale of the related loans in the fourth quarter of 2006. These factors combined to reduce the nonprime and home equity gain on sale margin in the third quarter of 2006.

Net Interest Income and Provision for Loan Losses

Net interest income is summarized below:

	Quarters Ended September 30,
	2006	2005
	(in thousands)
Net interest income (expense):
Banking Segment loans and securities	$490,557	$385,810
Mortgage Banking Segment loans and securities	165,178	140,697
Loan Servicing Sector:
Net interest income on custodial balances	238,082	119,211
Interest expense	(179,871)	(95,750)
Capital Markets Segment securities inventory	39,958	47,164
Other	45,066	54,057
Net interest income	798,970	651,189
Provision for loan losses	(37,996)	(54,834)
Net interest income after provision for loan losses	$760,974	$596,355

The increase in net interest income from the Banking Segment was attributable to both an increase in the net interest margin and growth in the average investment in mortgage loans. Average assets in the Banking Segment increased to $88.5 billion during the quarter ended September 30, 2006, an increase of $11.2 billion, or 14% over the year-ago period.

The increase in net interest income from Mortgage Banking Segment loans and securities reflects an increase in the average inventory balance offset by a decrease in net interest margin from the year-ago period. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Short-term interest rates rose more than long-term mortgage interest rates between the year-ago period and the quarter ended September 30, 2006, reducing the net interest margin.

Net interest income from custodial balances increased in the current period due to an increase in the earnings rate from 3.48% during the quarter ended September 30, 2005 to 5.43% during the quarter ended September 30, 2006, partially offset by a decrease of $2.0 billion in average custodial balances from the year-ago period. We are required to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $75.3 million and $98.9 million in the quarters ended September 30, 2006 and 2005, respectively.

Interest expense allocated to the Loan Servicing Sector increased primarily due to the effect of an increase in total Servicing Sector assets combined with an increased cost of debt.

The decrease in net interest income from the Capital Markets securities portfolio is attributable to a decrease in the net interest margin from 0.52% in the quarter ended September 30, 2005 to 0.31% in the quarter ended September 30, 2006, partially offset by a 14% increase in the average inventory of securities held. The decrease in the net interest margin earned on the securities portfolio is primarily due to an inverting of the yield curve which was evidenced by a larger increase in short-term financing rates compared to the increase in rates in the longer-term securities held by the Capital Markets Segment. The decline in net interest income was more than offset by an increase in gain on sale.

The provision for loan losses was $38.0 million in the quarter ended September 30, 2006 compared to $54.8 million in the year-ago quarter. While the provision rose year over year related to increased delinquency and portfolio seasoning, the increase was more than offset by declines related to hurricane Katrina and payoffs and slower funding growth in Banking Operations.

Nonaccrual loans, which includes loans held for investment and loans held for sale, foreclosed assets and the allowance for loan losses at period end are summarized as follows:

	September 30, 2006	December 31, 2005	September 30, 2005
	(in thousands)
Nonaccrual loans:(1)
Mortgage loans:(2)
Nonprime	$586,764	$325,257	$347,724
Prime	375,214	347,476	274,564
Prime home equity	130,218	110,040	52,901
Subtotal	1,092,196	782,773	675,189
Warehouse lending advances	—	—	—
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities(2)	436,095	465,599	577,912
Total nonaccrual loans	1,528,291	1,248,372	1,253,101
Real estate acquired in settlement of loans	190,731	110,499	70,971
Total nonaccrual loans and foreclosed assets	$1,719,022	$1,358,871	$1,324,072
Nonaccrual loans as a percentage of loans held for investment:
Total	1.9%	1.8%	1.8%
Excluding loans FHA-insured and VA-guaranteed loans	1.3%	1.1%	1.0%
Allowance for loan losses	$207,987	$189,201	$184,784
Allowance for loan losses as a percentage of nonaccrual loans:
Total	13.6%	15.2%	14.7%
Excluding loans FHA-insured and VA-guaranteed loans	19.0%	24.2%	27.4%
Allowance for loan losses as a percentage of loans held for investment	0.3%	0.3%	0.3%

(1)          This amount excludes $803.0 million, $473.9 million and $216.8 million, of government-insured loans eligible for repurchase from Ginnie Mae securities issued by us at September 30, 2006, December 31, 2005, and September 30, 2005, respectively. Our servicing agreement with Ginnie Mae allows us to repurchase loans that are delinquent more than 90 days instead of continuing to advance the delinquent interest to the security holders. These amounts are included in loans held for investment as Countrywide has the option of repurchasing the loans from the securities and is required to include such loans on its balance sheets. However, we do not include these loans in our nonaccrual balances because we have not exercised the option to repurchase the loans.

(2)   A large portion of the mortgage loans included in nonaccrual loans have been repurchased pursuant to breaches of representations and warranties made to investors when the loans were originally sold. These repurchased mortgage loans are recorded at fair value on the date of repurchase and their fair value reflects their impaired status, as appropriate. Therefore the allowance for losses on these loans only reflects any additional deterioration in the loans’ status after the date of repurchase.

The increase in the allowance for loan losses from September 30, 2005 is due mainly to continuing growth and seasoning of the Bank’s loan portfolio partially offset by a reduction in the reserve requirements for loans held for investment in the Mortgage Banking Segment. The reduction in the reserve requirements in the Mortgage Banking Segment is the result of liquidation or write down and transfer to held for sale. The provision for loan losses and the related allowance for loan losses is impacted by many factors, including economic conditions (for example, housing prices, interest rates and unemployment rates), the borrower’s credit profile, the loan’s payment requirements, and loan seasoning and prepayments.

Loan Servicing Fees and Other Income from MSRs and Retained Interests

Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Quarters Ended September 30,
	2006	2005
	(in thousands)
Servicing fees, net of guarantee fees(1)	$940,831	$826,189
Income from retained interests	123,816	108,181
Late charges	73,804	61,583
Prepayment penalties	70,495	62,519
Global Operations Segment subservicing fees	210	26,655
Ancillary fees	19,385	18,406
Total loan servicing fees and income from MSRs and retained interests	$1,228,541	$1,103,533

(1)          Includes contractually specified servicing fees

The increase in servicing fees, net of guarantee fees, was principally due to a 22% increase in the average servicing portfolio, partially offset by a decrease in the overall annualized net service fee earned from 0.333% of the average portfolio balance during the quarter ended September 30, 2005 to 0.311% during the quarter ended September 30, 2006.

The increase in income from retained interests was due primarily to a 27% increase in the average investment in these assets from the quarter ended September 30, 2005 to the quarter ended September 30, 2006 partially offset by a reduction of the yield on such instruments from 22% in the year ago quarter to 20% in the current quarter.  The yield excludes any impairment charges or recoveries, which are included in impairment of retained interests in the consolidated statement of earnings. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of mortgage loans, particularly Nonprime Mortgage and Prime Home Equity Loans.

Realization of Expected Cash Flows from Mortgage Servicing Rights

Effective January 1, 2006, we adopted SFAS 156 and elected to carry our MSRs at fair value with changes in fair value recorded in earnings. The change in fair value of the MSRs that is included in earnings for the quarter ended September 30, 2006 consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in value resulting from changes in interest rates and other market factors. The realization of expected cash flow from MSRs during the quarter resulted in a value reduction of $807.4 million during the quarter ended September 30, 2006.

Change in Value of Mortgage Servicing Rights

We recorded a decrease in the fair value of the MSRs in the quarter ended September 30, 2006 of $1,067.3 million primarily as a result of the effect of declining mortgage rates on the fair value of MSRs during the quarter.

Amortization of Mortgage Servicing Rights

We recorded amortization of MSRs of $653.4 million, or an annual rate of 23.6%, during the quarter ended September 30, 2005. The amortization rate of the MSRs was dependent on the forecasted prepayment speeds at the beginning of the quarter.

Recovery of Mortgage Servicing Rights

During the quarter ended September 30, 2005, we recovered previously recorded impairment of MSRs of $915.4 million, primarily driven by the increase in mortgage interest rates at the end of the period.

Impairment of Retained Interests

In the quarter ended September 30, 2006, we recognized impairment of retained interests of $141.9 million. The decrease in value of our retained interests was caused primarily by a decline in estimated cash flows underlying our interest-only securities that resulted from an increase in forecasted prepayment speeds due to the decline in mortgage rates during the current period.  In addition, the overall value of our retained interests declined due to a net increase in market yields required on our retained interests.

In the quarter ended September 30, 2005, we recognized impairment of retained interests of $61.7 million. The collateral underlying certain of these residuals is fixed-rate while the pass-through rate is floating. An increase in projected short-term interest rates during the period caused compression of the spread on such residuals, which resulted in a decline in their value.

Servicing Hedge Gains/Losses

The Servicing Hedge is designed to supplement the macro hedge and to offset a portion of the change in value of MSRs and retained interests recorded in current period earnings. The values of the derivatives that are the primary components of the Servicing Hedge are tied to long-term Treasury, mortgage and swap rate indices. These rates decreased during the quarter ended September 30, 2006. As a result, the Servicing Hedge achieved a gain of $1,034.4 million, net of $131 million of time value decay of the options included in the Servicing Hedge (our “hedge cost”). In the quarter ended September 30, 2005, these rates increased. As a result, the Servicing Hedge incurred a loss of $837.2 million, including $139 million of hedge cost.

In a stable interest rate environment, we expect to incur no significant declines in value of MSRs other than recovery of our investment through the realization of cash flows; however, we expect to incur expenses related to the Servicing Hedge caused primarily by time value decay on options used in the hedge. The level of Servicing Hedge gains or losses in any period depends on various factors such as the size and composition of the hedge, the shape of the yield curve and the level of implied interest rate volatility.

Net Insurance Premiums Earned

An increase in premiums earned on the voluntary auto and lender-placed property insurance lines of business along with an increase in reinsurance premiums earned contributed to the $60.7 million increase in net insurance premiums earned.

Other Revenue

Other revenue consisted of the following:

	Quarters Ended September 30,
	2006	2005
	(in thousands)
Appraisal fees, net	$33,972	$31,100
Credit report fees, net	18,313	20,425
Title services	10,715	12,024
Insurance agency commissions	7,384	8,338
Global Operations Segment processing fees	2,480	16,383
Other	67,621	35,314
Total other revenue	$140,485	$123,584

Compensation Expenses

Compensation expenses increased $150.3 million, or 15%, during the quarter ended September 30, 2006 as compared to the year-ago period.  Details are presented below:

	Quarters Ended September 30,
	2006	2005
	(in thousands)
Base salaries	$591,009	$534,941
Incentive bonus and commissions	476,559	564,296
Payroll taxes and benefits	239,400	162,906
Deferral of loan origination costs	(168,067)	(273,529)
Total compensation expenses	$1,138,901	$988,614

Average workforce by segment is summarized below:

	Quarters Ended September 30,
	2006	2005
Mortgage Banking	40,935	37,929
Banking	2,471	1,911
Capital Markets	846	644
Insurance	2,133	2,065
Global Operations	2,148	2,708
Corporate Administration	7,311	5,979
Average workforce, including temporary staff	55,844	51,236

In the Loan Production Sector, compensation expenses decreased $72.2 million, or 9%, prior to the deferral of loan origination costs, because of a production driven decrease in bonus expense partially offset by a 9% increase in average staff to provide the capacity to increase loan production and to expand our operations to support our long-term objective of market share growth.

In the Loan Servicing Sector, compensation expense rose $8.2 million, or 11%, to accommodate an 11% increase in the number of loans serviced. Compensation expenses increased in most other business segments and corporate areas, reflecting growth in the Company.

Incremental direct costs associated with the origination of loans are deferred when incurred. Subsequent treatment of these costs is based on whether the loans are held for sale or held for investment. If the loan is sold, the costs deferred are included as a component of gain on sale; if the loan is held for investment, the deferred costs are amortized to interest income over the life of the loan. Deferral of loan origination costs decreased due to a decline in the volume of loans produced and a decrease in the SFAS 91 deferral rate.

Occupancy and Other Office Expenses

Occupancy and other office expenses are summarized below:

	Quarters Ended September 30,
	2006	2005
	(in thousands)
Office and equipment rentals	$56,843	$47,503
Depreciation expense	52,997	38,875
Utilities	42,424	36,158
Postage and courier service	28,339	26,538
Office supplies	20,007	23,647
Repairs and maintenance	18,988	16,351
Dues and subscriptions	14,607	15,247
Other	23,703	23,944
Total occupancy and other office expenses	$257,908	$228,263

Occupancy and other office expenses for the quarter ended September 30, 2006 increased by 13%, or $29.6 million, primarily to accommodate a 9% increase in the average workforce.

Insurance Claim Expenses

Insurance claim expenses were $102.0 million for the quarter ended September 30, 2006 as compared to $183.8 million for the year-ago period. The decrease in insurance claim expenses was due to a $103.6 million decrease in catastrophe claim expenses over the year-ago period, partially offset by growth in our insurance book of business.

Advertising and Promotion Expenses

Advertising and promotion expenses increased 22% from the quarter ended September 30, 2005, as a result of the increasing competition for lending business as the mortgage market declines.

Other Operating Expenses

Other operating expenses are summarized below:

	Quarters Ended September 30,
	2006	2005
	(in thousands)
Insurance commission expense	$50,919	$46,673
Legal, consulting, accounting and auditing expenses	47,367	37,936
Travel and entertainment	26,398	30,329
Losses on servicing-related advances	22,156	33,637
Insurance	15,357	17,005
Taxes and licenses	14,814	11,776
Software amortization and impairment	14,414	19,421
Other	55,184	48,131
Deferral of loan origination costs	(28,041)	(42,015)
Total other operating expenses	$218,568	$202,893

Results of Operations Comparison—Nine Months Ended September 30, 2006 and 2005

Consolidated Earnings Performance

Net earnings for the nine months ended September 30, 2006 were $2,053.3 million, a 9% increase from the year-ago period. Our diluted earnings per share were $3.29, a 7% increase from the year-ago period.

The increase in our earnings resulted primarily from an increase in the Banking Segment, which produced pre-tax earnings of $1,037.3 million, an increase of 39% from the year-ago period; and an increase in our Capital Markets Segment which produced pre-tax earnings of $454.3 million, an increase of 42% from the year-ago period. The increase in profitability of our Banking Segment was primarily due to a 38% increase in average interest-earning assets in Banking Operations from the year-ago period. The increase in profitability of our Capital Markets Segment was due to increase revenue from all sources.

The increase in net earnings from our Banking and Capital Market Segments was offset by a decrease in the profitability of our Mortgage Banking Segment which produced pre-tax earnings of $1,609.1 million for the nine months ended September 30, 2006, a decrease of 20% from the same period last year. The decrease in the profitability of our Mortgage Banking Segment was primarily due to a decline in the profitability of our Loan Production Sector, as the increase in revenues from higher margins on gain on sale was more than offset by increased operating expenses as the Company continued to build its production capacity. This decline in the Production Sector pre-tax earnings was partially offset by improved profitability in our Loan Servicing.

Operating Segment Results

Pre-tax earnings (loss) by segment are summarized below:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Mortgage Banking:
Loan Production	$889,397	$1,557,523
Loan Servicing	651,374	363,958
Loan Closing Services	68,302	79,135
Total Mortgage Banking	1,609,073	2,000,616
Banking	1,037,263	745,365
Capital Markets	454,262	318,940
Insurance	245,033	80,166
Global Operations	16,439	17,513
Other	(12,472)	(27,044)
Total	$3,349,598	$3,135,556

The pre-tax earnings (loss) of each segment include intercompany transactions, which are eliminated in the “other” category.

Mortgage loan production by segment and product, net of intersegment sales, is summarized below:

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Segment:
Mortgage Banking	$303,339	$311,029
Banking Operations	15,453	34,389
Capital Markets - conduit acquisitions(1)	14,942	12,399
Total Mortgage Loan Fundings	333,734	357,817
Commercial real estate	3,309	2,409
	$337,043	$360,226
Product:
Prime Mortgage	$267,960	$293,957
Prime Home Equity	35,229	31,403
Nonprime Mortgage	30,545	32,457
Commercial real estate	3,309	2,409
	$337,043	$360,226

(1)          Acquisitions from third parties

The following table summarizes loan production by purpose and by interest rate type:

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Purpose:
Non-purchase	$179,379	$187,793
Purchase	157,664	172,433
	$337,043	$360,226
Interest Rate Type:
Fixed-Rate	$177,679	$169,582
Adjustable-Rate	159,364	190,644
	$337,043	$360,226

Mortgage Banking Segment

The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors.

Loan Production Sector

Mortgage Banking loan production volume for the nine months ended September 30, 2006, decreased 2% from the year-ago period due to a 15% decrease in total U.S. residential mortgage production offset by our increase in market share.

The following table summarizes Mortgage Banking loan production by channel, by Mortgage Loan type, by purpose and by interest rate type:

	Nine Months Ended September 30,(1)
	2006	2005
	(in millions)
Channel:
Originated:
Consumer Markets	$88,003	$89,527
Wholesale Lending	67,520	61,881
Full Spectrum Lending	25,280	17,723
Total originated	180,803	169,131
Purchased—Correspondent Lending	122,536	141,898
	$303,339	$311,029
Mortgage Loan Type:
Prime Mortgage	$245,767	$257,935
Prime Home Equity	29,966	23,838
Nonprime Mortgage	27,606	29,256
	$303,339	$311,029
Purpose:
Non-purchase	$161,902	$162,878
Purchase	141,437	148,151
	$303,339	$311,029
Interest Rate Type:
Fixed-Rate	$170,233	$159,130
Adjustable-Rate	133,106	151,899
	$303,339	$311,029

(1)          $58.0 billion and $4.9 billion of these loans were funded by Countrywide Bank during the nine months ended September 30, 2006 and 2005, respectively.

The pre-tax earnings of the Loan Production Sector are summarized below:

	Nine Months Ended September 30,
	2006		2005
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$3,064,884		$2,535,384
Nonprime Mortgage	600,498		887,646
Prime Home Equity	571,628		650,019
Total revenues	4,237,010	1.39%	4,073,049	1.31%
Expenses:
Compensation	1,845,407	0.61%	1,469,641	0.47%
Other operating	1,070,289	0.35%	759,903	0.25%
Allocated corporate	431,917	0.14%	285,982	0.09%
Total expenses	3,347,613	1.10%	2,515,526	0.81%
Pre-tax earnings	$889,397	0.29%	$1,557,523	0.50%
Total Mortgage Banking loan production	$303,339,000		$311,029,000

Revenues increased from the year-ago period primarily driven by improved Prime Mortgage loan gain on sale partially offset by the effect of continuing competitive pressure on Nonprime Mortgage Loans and Prime Home Equity Loans gain on sale and by reduced net interest income earned on loans held for sale caused by the effect of the flattening yield curve. In the nine months ended September 30, 2006, $292.8 billion of mortgage loans, or 97% of Mortgage Banking loan production, was sold compared to $297.9 billion of mortgage loans, or 96% of Mortgage Banking loan production, during the nine months ended September 30, 2005.

Expenses (in dollars and as a percentage of loans produced) increased from the year-ago period, primarily due to costs incurred to support our investment in expanding the loan sales force and distributed branch network to support the achievement of our long-term strategy of market share growth. In addition, a lower deferral rate of expenses under SFAS 91contributed to the increase in expenses.

During the nine months ended September 30, 2006, the Loan Production Sector operated at approximately 87% of planned operational capacity, compared to 97% during the year-ago period.

Loan Servicing Sector

The following table summarizes the results for the Loan Servicing Sector:

	Nine Months Ended September 30,
	2006		2005
	Amount	Percentage of Average Servicing Portfolio(1)	Amount	Percentage of Average Servicing Portfolio(1)
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$2,794,071	0.320%	$2,307,775	0.333%
Escrow balance income	605,263	0.069%	226,999	0.033%
Miscellaneous fees	446,709	0.051%	367,250	0.053%
Income from retained interests	386,331	0.044%	333,296	0.048%
Realization of expected cash flows from mortgage servicing rights	(2,312,897)	(0.264)%	—	—
Amortization of mortgage servicing rights	—	—	(1,607,911)	(0.232)%
Operating revenues	1,919,477	0.220%	1,627,409	0.235%
Change in fair value of mortgage servicing rights	479,709	0.055%	—	—
Recovery of mortgage servicing rights	—	—	86,458	0.012%
Impairment of retained interests	(208,967)	(0.024)%	(297,791)	(0.043)%
Servicing hedge losses	(472,591)	(0.054)%	(242,375)	(0.034)%
Valuation changes, net of Servicing Hedge	(201,849)	(0.023)%	(453,708)	(0.065)%
Total servicing revenues	1,717,628	0.197%	1,173,701	0.170%
Operating expenses	554,722	0.064%	494,056	0.071%
Allocated corporate expenses	65,874	0.007%	46,686	0.007%
Total servicing expenses	620,596	0.071%	540,742	0.078%
Interest expense	445,658	0.051%	269,001	0.039%
Pre-tax earnings	$651,374	0.075%	$363,958	0.053%
Average servicing portfolio	$1,163,744,000		$922,747,000

(1)          Annualized

Pre-tax earnings in the Loan Servicing Sector were $651.4 million during the nine months ended September 30, 2006, an improvement of $287.4 million from the year-ago period. The increase in pre-tax earnings is due to improved valuation changes, net of the Servicing Hedge, and improvement in operating revenues due mainly to a larger portfolio and higher escrow balance benefit resulting from an increase in the escrow earnings rate. These improvements were partially reduced by increased interest expense related to a larger average investment in Servicing Sector assets and increased cost of debt.

Loan Closing Services Sector

The LandSafe companies produced $68.3 million in pre-tax earnings in the nine months ended September 30, 2006, representing a decrease of 14% from the year-ago period. The decrease in Landsafe’s pre-tax earnings was primarily due to the decline in the mortgage market.

Banking Segment

The Banking Segment achieved pre-tax earnings of $1,037.3 million during the nine months ended September 30, 2006, compared to $745.4 million for the year-ago period. Following is the composition of pre-tax earnings by component:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Banking Operations	$1,037,928	$703,393
CWL	43,151	65,560
Allocated corporate expenses(1)	(43,816)	(23,588)
Total Banking Segment pre-tax earnings	$1,037,263	$745,365

(1)          Not included in calculation of Banking Operations’ efficiency ratio

The following table shows total Banking Operations loan production volume by origination channel:

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Correspondent Lending	$7,262	$11,618
Wholesale Lending	6,122	16,238
Consumer Markets	2,069	6,533
	$15,453	$34,389

The revenues and expenses of Banking Operations are summarized in the following table:

	Nine Months Ended September 30,
	2006	2005
	(dollar amounts in thousands)
Interest income	$3,785,783	$2,211,265
Interest expense	(2,470,043)	(1,307,624)
Net interest income	1,315,740	903,641
Provision for loan losses	(91,305)	(71,463)
Net interest income after provision for loan losses	1,224,435	832,178
Non-interest income	109,929	107,806
Non-interest expense	(296,436)	(236,591)
Pre-tax earnings	$1,037,928	$703,393
Efficiency ratio(1)	21%	23%
After-tax return on average assets	1.05%	0.97%

(1)          Non-interest expense divided by the sum of net interest income plus non-interest income. The Banking Operations’ efficiency ratio reflects the expense structure resulting from its relationship with CHL. If the Banking Operations of Countrywide Bank were a stand-alone entity, the nature and amount of its expenses would differ from those reported. For example, the fulfillment fees paid by Countrywide Bank to the Loan Production Sector for origination costs incurred on investment mortgage loans funded by Countrywide Bank are generally determined on an incremental cost basis which is less than would be incurred in an arms-length transaction.

The components of net interest income of Banking Operations are summarized below:

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Mortgage loans(1)	$71,149,750	$3,481,152	6.53%	$49,537,777	$1,957,245	5.27%
Securities available for sale(2)	5,961,981	221,003	4.94%	6,123,269	210,533	4.58%
Short-term investments	650,984	24,315	4.99%	495,642	10,996	2.97%
FHLB securities and FRB stock	1,435,570	59,313	5.70%	1,061,780	32,491	4.09%
Total earning assets	79,198,285	3,785,783	6.38%	57,218,468	2,211,265	5.16%
Allowance for loan losses	(134,800)			(65,383)
Other assets	1,095,042			682,057
Total assets	$80,158,527			$57,835,142
Interest-bearing liabilities:
Money market deposits	$5,734,675	204,453	4.77%	$2,323,968	59,808	3.44%
Savings	102,662	3,994	5.20%	1,207	13	1.47%
Company-controlled custodial deposits	15,304,002	550,520	4.81%	10,835,877	237,543	2.93%
Time deposits	26,295,083	894,126	4.55%	14,943,793	387,925	3.47%
Total interest-bearing deposits	47,436,422	1,653,093	4.66%	28,104,845	685,289	3.26%
FHLB advances	23,358,044	743,742	4.26%	20,976,798	529,183	3.37%
Other borrowed funds	1,966,101	73,208	4.98%	3,951,381	93,152	3.15%
Total borrowed funds	25,324,145	816,950	4.31%	24,928,179	622,335	3.34%
Total interest-bearing liabilities	72,760,567	2,470,043	4.54%	53,033,024	1,307,624	3.30%
Non interest-bearing liabilities and equity:
Non interest-bearing checking	1,124,577			340,283
Other liabilities	864,299			834,446
Shareholder’s equity	5,409,084			3,627,389
Total non interest-bearing liabilities and equity	7,397,960			4,802,118
Total liabilities and shareholder’s equity	$80,158,527			$57,835,142
Net interest income		$1,315,740			$903,641
Net interest spread(3)			1.84%			1.86%
Net interest margin(4)			2.21%			2.10%

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

Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period’s volume), and (iii) changes in rate/volume (changes in rate times the change in volume)—which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below—are as follows:

	Nine Months Ended September 30, 2006 vs. September 30, 2005
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
	(in thousands)
Interest-earning assets:
Mortgage loans	$916,536	$607,371	$1,523,907
Securities available for sale	(5,655)	16,125	10,470
Short-term investments	4,187	9,132	13,319
Other investments	13,139	13,683	26,822
Total interest income	$928,207	$646,311	$1,574,518
Interest-bearing liabilities:
Money market deposits	$114,565	$30,080	$144,645
Savings deposits	3,864	117	3,981
Company-controlled custodial deposits	122,527	190,450	312,977
Time deposits	359,525	146,676	506,201
Total deposits	600,481	367,323	967,804
FHLB advances	64,831	149,728	214,559
Other borrowed funds	(59,396)	39,452	(19,944)
Total borrowings	5,435	189,180	194,615
Total interest expense	605,916	556,503	1,162,419
Net interest income	$322,291	$89,808	$412,099

The increase in net interest income is primarily due to a $22.0 billion or 38% increase in average interest-earning assets, combined with an 11 basis point increase in net interest margin. The increase in the net interest margin from the year-ago period was a result of the reduced impact of teaser rates earned on recently funded loans as fewer pay-option loans were originated in the nine months ended September 30, 2006 compared to the year-ago period. This increase was partially offset by the effect of the interest rate pricing lag.

The Banking Operation’s provision for loan losses increased by $19.8 million during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. This increase reflects current portfolio growth, along with providing for seasoning of loans acquired during the past years of rapid portfolio growth.

The second component of the Banking Segment is CWL. Its pre-tax earnings decreased by $22.4 million during the nine months ended September 30, 2006, in comparison to the year-ago period, primarily due to a 26% decrease in average mortgage warehouse advances, which resulted primarily from an overall decrease in activity with Mortgage Banking Segment customers.

Capital Markets Segment

Our Capital Markets Segment achieved pre-tax earnings of $454.3 million for the nine months ended September 30, 2006, an increase of $135.3 million, or 42%, from the year-ago period, driven by a 39% increase in revenues mainly due to an increase in conduit, underwriting and commercial real estate revenues.

The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Revenues:
Conduit	$347,966	$221,442
Underwriting	221,897	190,633
Securities trading	84,322	67,360
Commercial real estate	70,279	44,585
Brokering	26,435	21,857
Other	27,893	15,109
Total revenues	778,792	560,986
Expenses:
Operating expenses	303,366	231,282
Allocated corporate expenses	21,164	10,764
Total expenses	324,530	242,046
Pre-tax earnings	$454,262	$318,940

During the nine months ended September 30, 2006, the Capital Markets Segment generated revenues totaling $348.0 million from its conduit activities, primarily managing the acquisition and sale or securitization of whole loans on behalf of the Mortgage Banking Segment. Conduit revenues for the reporting period increased 57% in comparison to the year-ago period because of an increase in volume of adjustable-rate and nonprime products combined with an increase in margins on adjustable-rate products.

Underwriting revenues increased $31.3 million over the year-ago period because of increased securitization volume, primarily adjustable-rate products.

Securities trading revenue increased 25% over the year-ago period due to an increase in trading margins and volume, partially offset by lower net interest income due to a tightening of net spreads resulting from a flattening of the yield curve.

During the nine months ended September 30, 2006, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $70.3 million primarily from sales of commercial real estate loans compared to $44.6 million in the year-ago period. The increase in revenue was due to an increase in the volume of loans sold partially offset by a decrease in margins resulting from price competition and a change in the mix of products sold.

The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the Mortgage Banking Segment, by instrument:

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Mortgage-backed securities	$1,638,393	$1,403,555
Asset-backed securities	125,387	113,044
Other	116,486	66,598
Subtotal(1)	1,880,266	1,583,197
U.S. Treasury securities	965,335	1,104,291
Total securities trading volume	$2,845,601	$2,687,488

(1)   Approximately 15% and 16% of the segment’s non-U.S. Treasury securities trading volume was with CHL during each of the nine months ended September 30, 2006 and 2005, respectively.

Insurance Segment

The Insurance Segment’s pre-tax earnings increased by $164.9 million over the year-ago period, to $245.0 million during the nine months ended September 30, 2006. The following table shows pre-tax earnings (losses) by component:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Balboa Reinsurance Company	$159,161	$120,447
Balboa Life and Casualty Operations(1)	109,911	(25,546)
Allocated corporate expenses	(24,039)	(14,735)
Total Insurance Segment pre-tax earnings	$245,033	$80,166

(1)          Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

The following table shows net insurance premiums earned:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Balboa Reinsurance Company	$163,627	$131,526
Balboa Life and Casualty Operations	701,166	523,549
Total net insurance premiums earned	$864,793	$655,075

The following table shows insurance claim expenses:

	Nine Months Ended September 30,
	2006		2005
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$24,293	15%	$31,144	24%
Balboa Life and Casualty Operations	304,509	43%	317,335	61%
Total insurance claim expenses	$328,802		$348,479

Our mortgage reinsurance business produced $159.2 million in pre-tax earnings, an increase of 32% over the year-ago period, driven primarily by an increase in policy renewal rates and growth of 17% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts.

Our Life and Casualty insurance business produced pre-tax earnings of $109.9 million, an increase of $135.5 million from the year-ago period. The increase in earnings was driven by a 34% increase in net earned premiums during the nine months ended September 30, 2006, in comparison to the year-ago period, and by a decrease in catastrophe losses of $113.9 million from the year-ago period. The increase in net earned premiums was primarily attributable to an increase in voluntary homeowners and auto insurance. Insurance claim expenses decreased as a percentage of net earned premiums primarily due to a reduction in hurricane related claims in the current period as compared to the year-ago period.

Global Operations Segment

Global Operations pre-tax earnings totaled $16.4 million during the nine months ended September 30, 2006, a decrease of $1.1 million from the year-ago period.  The decrease in earnings was primarily due to the termination of the joint venture with Barclays Bank, PLC.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

Gain on sale of loans and securities is summarized below:

	Nine Months Ended September 30,
	2006			2005
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	Margin(2)	Loans Sold	Amount	Margin(2)
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$240,007,756	$2,717,250	1.13%	$246,741,673	$2,181,008	0.88%
Nonprime Mortgage Loans	29,570,762	493,047	1.67%	31,523,425	742,391	2.36%
Prime Home Equity Loans:
Initial Sales	20,000,572	307,251	1.54%	17,233,196	412,903	2.40%
Subsequent draws	3,195,861	116,863	3.66%	2,415,841	88,234	3.65%
	23,196,433	424,114	1.83%	19,649,037	501,137	2.55%
Total Production Sector	292,774,951	3,634,411	1.24%	297,914,135	3,424,536	1.15%
Reperforming loans	247,162	2,635	1.07%	1,001,989	29,475	2.94%
	$293,022,113	3,637,046	1.24%	$298,916,124	3,454,011	1.16%
Capital Markets:
Conduit activities(1)	$50,891,454	312,614	0.61%	$42,134,334	184,750	0.44%
Underwriting	N/A	202,163	N/A	N/A	157,490	N/A
Commercial real estate	$3,177,349	50,586	1.59%	$1,568,656	42,800	2.73%
Securities trading and other	N/A	10,886	N/A	N/A	(64,472)	N/A
		576,249			320,568
Other	N/A	49,234	N/A	N/A	17,573	N/A
		$4,262,529			$3,792,152

(1)          Includes loans sourced from the Mortgage Banking Segment.

(2)   Gain on sale of a percentage of loans sold.

The increase in Capital Markets’ gain on sale related to its conduit activities was due to increased sales of mortgage loans and improved margins. The increase in Capital Markets’ gain on sale related to its commercial real estate activities was due to an increase in sales of such loans, partially offset by a decrease in margins on such loans. Capital Markets’ revenues from its securities trading activities consist of gain on sale and interest income. In a steep yield curve environment, net interest income will comprise a larger percentage of total securities trading revenue. As the yield curve flattens, the mix of revenues will shift toward gain on sale of securities. During the nine months ended September 30, 2006, the yield curve was flatter than in the year-ago period, which resulted in a shift in trading revenues from interest income to gain on sale.

For the Mortgage Banking Segment, the effects of changes in the volume of loan sales and the margin on sale on the amount of gain on sale is summarized in the following table:

	Nine Months Ended September 30, 2006 vs. September 30, 2005
	Increase (Decrease) Due to
	Loans Sold	Margin	Total
	(in thousands)
Mortgage Banking:
Prime Mortgage Loans	$(61,001)	$597,243	$536,242
Nonprime Mortgage Loans	(43,636)	(205,708)	(249,344)
Prime Home Equity Loans:
Initial Sales	58,950	(164,602)	(105,652)
Subsequent draws	28,523	106	28,629
	87,473	(164,496)	(77,023)
Total Production Sector	(17,164)	227,039	209,875
Reperforming loans	(14,537)	(12,303)	(26,840)
Total Mortgage Banking	$(31,701)	$214,736	$183,035

Gain on sale of Prime Mortgage Loans increased in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, due primarily to higher margins, partially offset by decreased sales of such loans.

Gain on sale of Nonprime Mortgage Loans decreased in the nine months ended September 30, 2006, as compared to 2005, due primarily to lower margins resulting from increased pricing competition and to decreased sales of such loans.

Gain on sale of Prime Home Equity Loans decreased in the nine months ended September 30, 2006, as compared to the year-ago period due primarily to reduced margins on such loans resulting from increased pricing competition, partially offset by increased sales of such loans.

Net Interest Income and Provision for Loan Losses

Net interest income is summarized below:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net interest income (expense):
Banking Segment loans and securities	$1,365,012	$971,404
Mortgage Banking Segment loans and securities	447,409	472,716
Loan Servicing Sector:
Net interest income on custodial balances	605,263	226,999
Interest expense	(491,530)	(292,309)
Capital Markets Segment securities inventory	90,123	138,852
Other	167,602	165,928
Net interest income	2,183,879	1,683,590
Provision for loan losses	(163,032)	(91,557)
Net interest income after provision for loan losses	$2,020,847	$1,592,033

The increase in net interest income from the Banking Segment was primarily attributable to growth in the average investment in mortgage loans. Average assets in the Banking Segment increased to $83.5 billion during the nine months ended September 30, 2006, an increase of $20.5 billion, or 33% over the year-ago period. Net interest margin increased to 2.18% during the nine months ended September 30, 2006, from 2.06% during the nine months ended September 30, 2005.

The decrease in net interest income from Mortgage Banking Segment loans and securities reflects a decrease in net interest margin partially offset by an increase in average balances from the year-ago period. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Short-term interest rates rose more than long-term mortgage interest rates between the year-ago period and the nine months ended September 30, 2006, reducing the net interest margin.

Net interest income from custodial balances increased in the current period due to an increase in the earnings rate from 2.97% during the nine months ended September 30, 2005, to 5.12% during the nine months ended September 30, 2006, along with an increase of $265.8 million in average custodial balances over the year-ago period. We are required to pass through a full month’s interest to security holders on paid-off loans, regardless of the payoff date, at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $224.7 million and $248.3 million in the nine months ended September 30, 2006 and 2005.

Interest expense allocated to the Loan Servicing Sector increased primarily due to the effect of rising interest rates, combined with an increase in total Servicing Sector assets.

The decrease in net interest income from the Capital Markets’ securities portfolio is attributable to a decrease in the net interest margin from 0.50% in the nine months ended September 30, 2005, to 0.32% in the nine months ended September 30, 2006, partially offset by an increase of 11% in the average inventory of securities held. The decrease in the net interest margin earned on the securities portfolio is primarily due to a flattening of the yield curve which was evidenced by a larger increase in short-term financing rates versus the increase in rates in the longer-term securities held by the Capital Markets Segment. The decline in net interest income was more than offset by an increase in gain on sale of loans and securities.

The increase in the provision for loan losses is due to the continuing growth and seasoning of the Banking Segment’s loan portfolio, along with deteriorating credit performance of loans held for investment in our Mortgage Banking Segment.

Loan Servicing Fees and Other Income from MSRs and Retained Interests

Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Servicing fees, net of guarantee fees(1)	$2,794,071	$2,307,775
Income from retained interests	386,331	333,296
Late charges	203,068	174,302
Prepayment penalties	182,429	142,032
Global Operations Segment subservicing fees	12,034	82,385
Ancillary fees	57,654	55,250
Total loan servicing fees and income from MSRs and retained interests	$3,635,587	$3,095,040

(1)          Includes contractually specified servicing fees

The increase in servicing fees, net of guarantee fees, was principally due to a 26% increase in the average servicing portfolio, partially offset by a decrease in the overall annualized net service fee earned from 0.333% of the average portfolio balance during the nine months ended September 30, 2005, to 0.320% during the nine months ended September 30, 2006.

The increase in income from retained interests was due primarily to a 28% increase in the average investment in these assets.

Realization of Expected Cash Flows from Mortgage Servicing Rights

Effective January 1, 2006, we adopted SFAS 156 and elected to carry our MSRs at fair value with changes in fair value recorded in earnings. The change in fair value of the MSRs that is included in earnings for the nine months ended September 30, 2006, consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in value resulting from changes in interest rates and other market factors. The realization of expected cash flows from MSRs during the nine months resulted in a value reduction of $2,314.1 million during the nine months ended September 30, 2006.

Change in Value of Mortgage Servicing Rights

We recorded an increase in the fair value of the MSRs in the nine months ended September 30, 2006, of $480.0 million primarily as a result of the increase in mortgage rates during the period.

Amortization of Mortgage Servicing Rights

We recorded amortization of MSRs of $1,607.9 million, or an annual rate of 20.5%, during the nine months ended September 30, 2005. The amortization rate of the MSRs was dependent on the forecasted prepayment speeds at the beginning of the period.

Recovery of Mortgage Servicing Rights

During the nine months ended September 30, 2005, we recovered previously recorded impairment of MSRs of $86.5 million, primarily driven by an increase in mortgage interest rates during the period.

Impairment of Retained Interests

In the nine months ended September 30, 2006, we recognized impairment of other retained interests. The collateral underlying certain of these residuals is fixed-rate while the pass-through rate is floating. An increase in projected short-term interest rates during the period caused compression of the spread on such residuals, which resulted in a decline in their value. Our interest-only securities also decreased in value, which was caused primarily by a decline in estimated cash flows underlying such securities that resulted from an increase in forecasted prepayment speeds due to the decline in mortgage rates towards the end of the current period. In addition, the overall value of our retained interests declined due to a net increase in market yields required on our retained interests.

In the nine months ended September 30, 2005, we recognized impairment of other retained interests. The collateral underlying certain of these residuals is fixed-rate while the pass-through rate is floating. An increase in projected short-term interest rates during the period caused compression of the spread on such residuals, which resulted in a decline in their value.

Servicing Hedge Losses

The Servicing Hedge is designed to supplement the macro hedge and to offset a portion of the change in value of MSRs and retained interests recorded in current period earnings. The values of the derivatives that are the primary components of the Servicing Hedge are tied to long-term Treasury, mortgage and swap rate indices. These rates increased during the nine months ended September 30, 2006 and September 30, 2005. As a result, the Servicing Hedge incurred a loss of $472.6 million, including $376 million of hedge cost, during the nine months ended September 30, 2006 and a loss of $242.4 million, including $407 million of hedge cost, during the nine months ended September 30, 2005.

Net Insurance Premiums Earned

Net insurance premiums earned increased $209.7 million as a result of increases in the voluntary homeowners and auto insurance, as well as lender-placed property lines of business along with an increase in reinsurance premiums earned.

Other Revenue

Other revenue consisted of the following:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Appraisal fees, net	$100,057	$78,857
Credit report fees, net	57,270	59,441
Title services	30,796	34,676
Insurance agency commissions	22,480	19,995
Global Operations Segment processing fees	15,424	43,676
Other	166,572	113,725
Total other revenue	$392,599	$350,370

Global Operations Segment processing fees decreased during the nine months ended September 30, 2006 as compared to the year-ago period due to the termination of our joint venture with Barclays Bank, PLC.

Compensation Expenses

Compensation expenses increased $732.2 million, or 28%, during the nine months ended September 30, 2006 as compared to the year-ago period. Details are presented below:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Base salaries	$1,732,268	$1,439,034
Incentive bonus and commissions	1,442,081	1,427,527
Payroll taxes and benefits	691,010	471,223
Deferral of loan origination costs	(507,933)	(712,548)
Total compensation expenses	$3,357,426	$2,625,236

Average workforce by segment is summarized below:

	Nine Months Ended September 30,
	2006	2005
Mortgage Banking	40,873	34,371
Banking	2,355	1,708
Capital Markets	778	608
Insurance	2,127	1,994
Global Operations	2,200	2,511
Corporate Administration	7,164	5,732
Average workforce, including temporary staff	55,497	46,924

In the Loan Production Sector, compensation expenses increased $168.0 million, or 8%, prior to the deferral of loan origination costs, because of a 19% increase in average staff to expand our loan production capacity to support our long-term objective of market share growth.

In the Loan Servicing Sector, compensation expense rose $55.4 million, or 26%, to accommodate an 11% increase in the number of loans serviced. Compensation expenses increased in most other business segments and corporate areas, reflecting growth in the Company.

Occupancy and Other Office Expenses

Occupancy and other office expenses are summarized below:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Office and equipment rentals	$165,214	$134,329
Depreciation expense	150,595	136,818
Utilities	120,760	97,598
Postage and courier service	84,599	73,586
Office supplies	65,456	63,625
Repairs and maintenance	56,757	43,940
Dues and subscriptions	48,241	38,823
Other	72,697	53,337
Total occupancy and other office expenses	$764,319	$642,056

Occupancy and other office expenses for the nine months ended September 30, 2006, increased by 19%, or $122.3 million, primarily to accommodate an 18% increase in the average workforce.

Insurance Claim Expenses

Insurance claim expenses were $328.8 million for the nine months ended September 30, 2006, as compared to $348.5 million for the year-ago period. The decrease in insurance claim expenses was due mainly to a $113.9 million reduction in catastrophe claim expenses offset by growth in our insurance book of business.

Advertising and Promotion Expenses

Advertising and promotion expenses increased 18% from the nine months ended September 30, 2005, as a result of a shift in the mortgage loan production market. Purchase activity, which was more prevalent in the 2006 period, generally requires more advertising and promotion than refinance activity, which is customarily driven by increased consumer demand for mortgages resulting from low interest rates.

Other Operating Expenses

Other operating expenses are summarized below:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Legal, consulting, accounting and auditing expenses	$160,870	$91,374
Insurance commission expense	141,809	114,942
Travel and entertainment	100,960	78,453
Losses on servicing-related advances	55,557	78,620
Insurance	43,994	39,755
Taxes and licenses	43,787	33,685
Software amortization and impairment	41,485	48,087
Other	158,906	132,849
Deferral of loan origination costs	(83,725)	(109,852)
Total other operating expenses	$663,643	$507,913

The increase in operating expenses reflects growth in the Company.

Quantitative and Qualitative Disclosures About Market Risk

The primary market risk we face is interest rate risk. The predominant type of interest rate risk at Countrywide is price risk, which is the risk that the value of our assets and liabilities will change due to changes in interest rates. Interest rate risk also includes the risk that the net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. From an enterprise perspective, we manage interest rate risk through the natural counterbalance of our loan production and servicing businesses. We also use various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of our interest rate lock commitments, Mortgage Loan Inventory and MBS held for sale, MSRs and retained interests and trading securities, as well as a portion of our debt and deposit liabilities. The overall objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates. Our Corporate Asset/Liability Management Committee, which is comprised of several of the Company’s senior financial executives, is responsible for management of this risk.

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

The following table summarizes the estimated change in fair value of our interest-rate-sensitive assets, liabilities and commitments as of September 30, 2006, given several hypothetical, (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(in millions)
MSRs and financial instruments:
MSRs and retained interests	$(2,879)	$(1,328)	$1,046	$1,793
Impact of Servicing Hedge:
Mortgage-based	395	197	(197)	(392)
Swap-based	3,404	1,380	(818)	(1,278)
MSRs and retained interests, net	920	249	31	123
Interest rate lock commitments	257	184	(327)	(749)
Mortgage Loan Inventory	731	494	(728)	(1,624)
Impact of associated derivative instruments:
Mortgage-based	(1,035)	(688)	991	2,228
Treasury-based	70	23	45	126
Eurodollar-based	(33)	(21)	42	93
Interest rate lock commitments and Mortgage Loan Inventory, net	(10)	(8)	23	74
Countrywide Bank:
Securities portfolio	141	85	(106)	(226)
Mortgage loans	592	292	(468)	(818)
Deposit liabilities	(274)	(143)	152	309
Federal Home Loan Bank advances	(241)	(89)	220	283
Countrywide Bank, net	218	145	(202)	(452)
Notes payable and capital securities	(702)	(351)	337	652
Impact of associated derivative instruments:
Swap-based	139	70	(71)	(141)
Notes payable and capital securities, net	(563)	(281)	266	511
Insurance company investment portfolios	57	29	(30)	(61)
Net change in fair value related to MSRs and financial instruments	$622	$134	$88	$195
Net change in fair value related to broker-dealer trading securities	$(1)	$3	$(8)	$(21)

The following table summarizes the estimated change in fair value of the Company’s interest-rate-sensitive assets, liabilities and commitments as of December 31, 2005, given several hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(in millions)
Net change in fair value related to MSRs and financial instruments	$(429)	$(419)	$695	$1,333
Net change in fair value related to broker-dealer trading securities	$(18)	$(3)	$(11)	$(33)

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

Market Risk—Foreign Currency Risk

To diversify our funding sources on a global basis, we also issue medium-term notes denominated in foreign currencies. We manage the associated foreign currency risk through cross-currency swap transactions. The terms of the cross-currency swaps have the effect of converting all foreign currency-denominated medium-term notes into U.S. dollar obligations, thereby eliminating the associated foreign currency risk. As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

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

Sale of Loans—Representations and Warranties

Nearly all of the mortgage loans that we originate in our Mortgage Banking Segment are sold into the secondary mortgage market in the form of securities, and to a lesser extent in the form of loans. In the case of both securitizations and loan sales, we retain potential liability as a result of the representations and warranties we make to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In either case, we bear the risk of any subsequent credit loss on the mortgage loans. The liability associated with this risk totaled $303.5 million at September 30, 2006 and $169.8 million at December 31, 2005. The increase in this liability is due mainly to the addition of the liabilities related to securitizations in the current period together with an increase in loan sales, which generally have more extensive representations and warranties than securitizations. The expense of $209.3 million for the nine months ended September 30, 2006 associated with the liability for representations and warranties was recorded as a component of gain on sale of loans in the consolidated income statement.

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

Our exposure to credit losses related to our recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. These amounts at September 30, 2006 are as follows:

September 30, 2006
(in thousands)
Subordinated Interests:
Prime home equity residual securities	$858,757
Prime home equity line of credit transferor’s interest	569,880
Nonprime residual securities	568,942
Prime residual securities	38,454
Subordinated mortgage-backed pass-through securities	1,752
$2,037,785
Corporate guarantees in excess of recorded liability	$523,497

Expected future credit losses are considered in the determination of the fair value of the subordinated interests.

The total credit losses incurred for the nine months ended September 30, 2006 and 2005 related to all of our mortgage loan sales activities are summarized as follows:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Nonprime securitizations with retained residual interest	$77,089	$49,138
Repurchased or indemnified loans	75,554	25,505
Prime home equity securitizations with retained residual interest	46,990	21,560
Nonprime securitizations with corporate guarantee	7,853	8,611
VA losses in excess of VA guarantee	1,426	1,541
Prime home equity securitizations with corporate guarantee	2,173	9,219
	$211,085	$115,574

Portfolio Lending Activities

As discussed in the preceding section, “Detailed Line Item Discussion of Consolidated Revenue and Expense Items—Net Interest Income and Provision for Loan Losses,” we have a portfolio of mortgage loans held for investment, consisting primarily of Prime Mortgage and Prime Home Equity Loans, with unpaid principal balances that amounted to $75.2 billion at September 30, 2006. This portfolio is held primarily in our Banking Operations. Our investment portfolio and unused home equity lines of credit includes $12.2 billion of Prime Mortgage Loans, Prime Home Equity Mortgage Loans and unused home equity lines of credit that had a combined loan-to-value ratio greater than or equal to 90% for owner occupied properties and 85% for non owner occupied properties. Of these loans, $5.1 billion are covered by pool insurance policies that provide partial protection against credit losses. With respect to the remaining portion of this portfolio, we generally retain full credit exposure on these loans other than primary mortgage insurance (which is generally required for conventional loans with loan-to-value ratios greater than 80%).

We also provide short-term secured mortgage-loan warehouse advances to various lending institutions, which totaled $3.0 billion at September 30, 2006. We incurred no credit losses related to this activity during the nine months ended September 30, 2006.

Mortgage Reinsurance

We provide mortgage reinsurance on certain mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premium. As of September 30, 2006, approximately $86.8 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At September 30, 2006, the maximum aggregate losses under the reinsurance contracts was limited to $787.5 million. We are required to pledge securities to cover this potential liability. For the nine months ended September 30, 2006, we did not experience any losses under our reinsurance contracts.

Mortgage Loans Held for Sale

At September 30, 2006, mortgage loans held for sale amounted to $28.9 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with loan-to-value ratios greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

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

The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements at September 30, 2006, before and after collateral held by us, was as follows:

September 30, 2006
(in millions)
Aggregate credit exposure before collateral held	$1,658
Less: collateral held	(1,316)
Net aggregate unsecured credit exposure	$342

For the nine months ended September 30, 2006, we incurred no credit losses due to non-performance of any of our counterparties.

Loan Servicing

The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans and securities held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated.

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Beginning owned servicing portfolio	$1,081,189	$821,475
Add: Loan production	333,734	357,817
Purchased MSRs (bulk acquisitions)	3,115	43,232
Less: Runoff(1)	(194,279)	(202,457)
Ending owned servicing portfolio	1,223,759	1,020,067
Subservicing portfolio	20,552	27,556
Total servicing portfolio	$1,244,311	$1,047,623
MSR portfolio	$1,118,117	$922,374
Mortgage loans owned	105,642	97,693
Subservicing portfolio	20,552	27,556
Total servicing portfolio	$1,244,311	$1,047,623

	September 30,
	2006	2005
	(in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$1,011,093	$798,344
Nonprime Mortgage	111,625	117,666
Prime Home Equity	49,244	53,728
FHA-insured mortgage	38,109	37,409
VA-guaranteed mortgage	13,688	12,920
Total owned portfolio	$1,223,759	$1,020,067
Delinquent mortgage loans(2):
30 days	2.62%	2.51%
60 days	0.85%	0.71%
90 days or more	1.03%	0.81%
Total delinquent mortgage loans	4.50%	4.03%
Loans pending foreclosure(2)	0.52%	0.42%
Delinquent mortgage loans(2):
Conventional	2.50%	2.28%
Nonprime Mortgage	16.93%	12.37%
Prime Home Equity	2.10%	1.19%
Government	13.41%	13.13%
Total delinquent mortgage loans	4.50%	4.03%
Loans pending foreclosure(2):
Conventional	0.22%	0.21%
Nonprime Mortgage	2.86%	1.70%
Prime Home Equity	0.10%	0.06%
Government	1.17%	1.07%
Total loans pending foreclosure	0.52%	0.42%

(1)          Runoff refers to principal repayments on loans.

(2)          Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their non-performing status.

We attribute the overall increase in delinquencies in our servicing portfolio primarily due to portfolio seasoning, changing economic and housing market conditions and increased delinquency in the loans in hurricane-affected areas, which contributed 14 basis points to the increase. In addition, changing borrower profiles and higher combined loan to value ratios contributed to the increased nonprime delinquency. We believe the delinquency rates in our servicing portfolio are consistent with rates for similar mortgage loan portfolios in the industry.

Liquidity and Capital Resources

We regularly forecast our potential funding needs over three-month and longer horizons, taking into account debt maturities and potential peak balance sheet levels. We establish reliable sources of liquidity sized to meet a range of potential future funding requirements. We currently have $95.1 billion in available sources of short-term liquidity, which represents an increase of $5.4 billion from December 31, 2005. We believe we have adequate financing capacity to meet our currently foreseeable needs.

As part of our capital optimization plan and as a cost effective means for financing growth, we issued $1.0 billion in fixed-rate subordinated notes during the second quarter of 2006. These subordinated notes are eligible for Tier 2 regulatory capital treatment and represent an efficient and non-dilutive means for supporting our capital management efforts. Also, as part of our ongoing capital optimization plan, the Board of Directors has authorized a share repurchase program of up to $2.5 billion. In connection with this program, we intend to repurchase $1 billion to $2 billion of our common stock in the fourth quarter of 2006 financed through the issuance of enhanced trust preferred securities.

At September 30, 2006 and December 31, 2005, the Company’s and the Bank’s regulatory capital ratios and amounts and minimum required capital ratios for each entity to maintain a “well capitalized” status were as follows:

	September 30, 2006
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.9%	$14,687,464	6.9%	$6,545,117
Risk-Based Capital:
Tier 1	6.0%	11.6%	$14,687,464	11.5%	$6,545,117
Total	10.0%	13.1%	$16,556,792	11.8%	$6,730,896

(1)          Minimum required to qualify as “well capitalized.”

	December 31, 2005
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.3%	$12,564,162	7.3%	$5,343,675
Risk-Based Capital:
Tier 1	6.0%	10.7%	$12,564,162	12.2%	$5,343,675
Total	10.0%	11.7%	$13,760,176	12.5%	$5,457,019

(1)          Minimum required to qualify as “well capitalized.”

Cash Flows

Cash flows provided by operating activities were $2.5 billion for the nine months ended September 30, 2006, compared to cash flows used by operating activities of $11.7 billion for the nine months ended September 30, 2005. In the nine months ended September 30, 2006 proceeds from the sales of mortgage loans exceeded funds used to originate and purchase mortgage loans by $7.1 billion, which resulted in cash flows provided by operating activities. In the nine months ended September 30, 2005 funds used to originate and purchase mortgage loans exceeded proceeds from the sales of mortgage loans by $10.0 billion, which resulted in cash flows used by operating activities. Partially offsetting the change in cash flows from mortgage loans held for sale was a $7.3 billion increase in cash used to settle trading securities during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2006.

Net cash used by investing activities was $13.3 billion for the nine months ended September 30, 2006, compared to $38.6 billion for the nine months ended September 30, 2005. The decrease in net cash used in investing activities was attributable to a $19.5 billion decrease in cash used to fund loans held for investment combined with an $8.0 billion decrease in securities purchased under agreements to resell, securities borrowed and federal funds sold.

Net cash provided by financing activities for the nine months ended September 30, 2006 totaled $11.3 billion, compared to $51.1 billion for the nine months ended September 30, 2005. The decrease in cash provided by financing activities was comprised of a $26.1 billion net decrease in short-term borrowings, including securities sold under agreements to repurchase. Also contributing to the decline in net cash provided by financing activities was the amount of net additions to long-term debt. In the nine months ended September 30, 2005, long-term debt increased $10.9 billion compared to a decline in long-term debt of $1.5 billion in the nine months ended September 30, 2006.

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

Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Loans generally are securitized with limited recourse for credit losses. During the nine months ended September 30, 2006, we securitized $33.0 billion in Nonprime Mortgage and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Management.”

We do not believe that any of our off-balance sheet arrangements have had, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2006, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Obligations:
Notes payable	$18,161,849	$26,181,090	$9,147,071	$2,542,814	$56,032,824
Time deposits	$23,337,201	$4,218,637	$1,128,163	$1,733,257	$30,417,258
Operating leases	$184,461	$278,420	$117,424	$30,144	$610,449
Purchase obligations	$99,605	$25,094	$3,039	$590	$128,328

As of September 30, 2006, the Company had undisbursed home equity lines of credit and construction loan commitments of $8.9 billion and $1.7 billion, respectively. As of September 30, 2006, outstanding commitments to fund mortgage loans totaled $38.2 billion, outstanding commitments to sell mortgage loans totaled $35.9 billion and outstanding commitments to buy mortgage loans totaled $16.5 billion.

In connection with the Company’s underwriting activities, the Company had commitments to purchase and sell new issues of securities aggregating $5.4 billion and $3.9 billion at September 30, 2006, respectively.

Prospective Trends

United States Mortgage Market

Over the last decade, total mortgage indebtedness in the United States has grown at an average annual rate of 10%. Over the long term, we believe that continued population growth, ongoing developments in the mortgage market and the prospect of relatively low interest rates support growth in the market for the foreseeable future. Some of the ongoing developments in the mortgage market that should fuel its growth include government-sponsored programs targeted to increase homeownership in low-income and minority communities, the growth in nonprime lending, the growth of prime home equity lending as a major form of consumer finance and the increasing efficiency of the secondary mortgage market that lowers the overall cost of homeownership. In the short-term however, the U.S. housing market is undergoing a significant contraction and both mortgage origination volumes and growth in total mortgage indebtedness is likely to decline.

Over time, the level of complexity in the mortgage lending business has increased significantly due to several factors:

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

Today, large and sophisticated financial institutions dominate the residential mortgage industry. According to the trade publication Inside Mortgage Finance, the top 5 originators produced 47% of all loans originated during the first nine months of the calendar year 2006, as compared to 48% during the nine months ended December 31, 2005.

The loan volume for the top five originators, according to Inside Mortgage Finance, is as follows:

Institution	Nine Months Ended September 30, 2006	Nine Months Ended December 31, 2005
	(in billions)
Countrywide	$334	$399
Wells Fargo Home Mortgage	311	320
Washington Mutual	154	192
CitiMortgage(1)	133	—
Chase Home Finance	129	145
Bank of America Mortgage(1)	—	126
Total for Top Five	$1,061	$1,182

(1)          Comparative data not included for quarter in which the institution was not in the top five originators.

We believe consolidation will continue, as the aforementioned market forces will continue to drive out weak competitors. We believe Countrywide will benefit from consolidation through increased market share and enhanced ability to recruit talented personnel.

Recently, well-capitalized Wall Street investment banking firms have increased their participation in the mortgage banking business. We expect the entrance of these firms to the marketplace to increase competition in the near-term, especially in the nonconforming and nonprime loan products.

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

Housing Appreciation

Increasing housing values affect us in several positive ways. Rising housing values point to healthy demand for purchase-money mortgage financing and increased average loan balances and to a reduction in the risk of loss on sale of foreclosed real estate in the event a loan defaults. However, as housing values appreciate, prepayments of existing mortgages tend to increase as mortgagors look to monetize the additional equity in their homes. Over the last several years, the housing price index has significantly outpaced the consumer price index and growth in personal income. Consequently, we expect housing values to increase at a slower rate in the coming years than in the past several years. Although there may be some markets that experience housing price depreciation, we believe that price depreciation will not occur nationwide for an extended time period. Over the long term, we expect that housing appreciation will be positively correlated with both consumer price inflation and growth in personal income.

Regulatory Trends

The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, proposed local, state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories. This could result in a reduction of otherwise legitimate nonprime lending opportunities. In addition, there may be future local, state and federal legislation that restricts our ability to communicate with and solicit business from current and prospective customers in such a way that we are not able to originate new loans or sell other products at current profit margins.

On September 29, 2006, Federal bank regulators issued final Interagency Guidance on Nontraditional Mortgage Product Risks (“Guidance”), which is only applicable to federally chartered lenders and their affiliates, such as Countrywide and its subsidiaries. The Guidance is applicable to all residential mortgage loan products that allow borrowers to defer repayment of principal or interest, except HELOCs and reverse mortgages. The Guidance covers a number of topics related to loan terms and underwriting standards, portfolio and risk management practices (including third-party originations and secondary market activity), and consumer protection issues (including marketing and disclosures). Since the Guidance only applies to lenders who are federally insured depository institutions and their affiliates, it remains unclear whether the Guidance will change the overall competitive landscape in the mortgage industry. Additionally, it is unclear whether we will be subjected to different guidance across different jurisdictions in which we operate.

New Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), an amendment of SFAS 133 and SFAS 140. This statement:

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

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

During July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.

FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:

•       Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e. a probability of greater than 50 percent) that the tax position would be sustained as filed; and

•       If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

FIN 48 is applicable to Countrywide beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. The adoption of FIN 48 is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a framework for measuring fair value when such measurements are utilized for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market determined in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with the highest tier (Level 1) representing quoted prices for identical assets or liabilities in an active market and the lowest tier (Level 3) representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. For the Company, SFAS 157 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company has not yet determined whether it will adopt SFAS 157 early or the expected financial impact, if any, upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), an amendment of FASB Statement Nos. 87, 88, 106, and 132(R). SFAS 158 requires a liability (or an asset) to be recorded that reflects the underfunded (or overfunded) status of its postretirement benefit plans. The portion of that liability (or asset) that has not been recognized in earnings shall be offset against Accumulated Other Comprehensive Income (a component of equity), net of taxes. SFAS 158 also requires the measurement date for those obligations to coincide with an entity’s fiscal year-end, which is the measurement date currently used by the Company. SFAS 158 is effective as of December 31, 2006. The Company currently estimates that an additional liability will be recorded upon adoption of SFAS 158 that is not expected to exceed $100 million.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides the SEC staff’s views regarding the process of quantifying financial statement mis statements. It requires the use of two different approaches to quantifying misstatements—(1) the rollover approach and (2) the iron curtain approach—when assessing whether such a misstatement is material to the current period financial statements. The rollover approach focuses on the impact on the income statement of a misstatement originating in the current reporting period. The iron curtain approach focuses on the cumulative effect on the balance sheet as of the end of the current reporting period of uncorrected misstatements regardless of when they originated. If a material misstatement is quantified under either approach, SAB 108 would require a correction to be made. Depending on the magnitude of the correction with respect to the current period financial statements, the correction could result in changes to financial statements for prior periods. SAB 108 will be effective for the Company’s fiscal year ending December 31, 2006. At this time, the Company does not expect the application of SAB 108 to have a significant effect on its previously reported financial statements or the financial statements for the period of adoption.

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

•       The level and volatility of interest rates as well as the shape of the yield curve

•       Our inability to effectively implement our business strategies or manage the volatility inherent in the mortgage banking business

•       Ineffectiveness of our hedging activities

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

•       Failure to attract and retain a highly skilled workforce

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

In response to this Item, the information set forth on pages 82 to 84 of this Form 10-Q is incorporated herein by reference.

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

Internal Control over Financial Reporting

Changes to Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of a derivative accounting system. Management believes that the derivative accounting system enhances the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month during the nine months ended September 30, 2006.

Calendar Month	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program(1)
January	17,108	$35.44	n/a	n/a
February	36,600	$35.19	n/a	n/a
March	32,555	$35.66	n/a	n/a
April	41,832	$36.99	n/a	n/a
May	311	$41.30	n/a	n/a
June	8,068	$37.28	n/a	n/a
July	282	$35.77	n/a	n/a
August	1,379	$34.17	n/a	n/a
September	1,885	$35.47	n/a	n/a
Total	140,020	$36.00	n/a	n/a

(1)          The shares indicated in this table represent only the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2)          The Board of Directors has authorized a share repurchase program of up to $2.5 billion. In connection with this program, the Company intends to repurchase $1 billion to $2 billion of its common stock in the fourth quarter of 2006 financed through the issuance of enhanced trust preferred securities.

Item 6.   Exhibits

(a)         Exhibits

See Index of Exhibits on page 98.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION
(Registrant)
Dated: November 7, 2006	By:	/s/ DAVID SAMBOL
David Sambol
President and Chief Operating Officer
Dated: November 7, 2006	By:	/s/ ERIC P. SIERACKI
Eric P. Sieracki
Executive Managing Director and Chief Financial Officer

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q
September 30, 2006

INDEX OF EXHIBITS

Exhibit No.	Description
4.63	First Supplemental Trust Deed, between the Company, as Issuer, Countrywide Home Loans, Inc., as Guarantor and Deutsche Trustee Company Limited, as Trustee, dated August 31, 2006.
12.1	Computation of the Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.