Form 10-K
period 2006-12-31
COUNTRYWIDE FINANCIAL CORP
filed 2007-03-01
CIK 25191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8422

Countrywide Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-2641992
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4500 Park Granada, Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 225-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.05 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was $23,108,648,689 based on the closing price as reported on the New York Stock Exchange.

As of February 26, 2007, there were 589,817,197 shares of Countrywide Financial Corporation Common Stock, $0.05 par value, outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Proxy Statement for the	Part III
Annual Meeting of Stockholders
to be held June 13, 2007

Countrywide Financial Corporation

2006 Annual Report on Form 10-K

PART I

Item 1.                        Business

Overview

Countrywide Financial Corporation (“Countrywide”) is a holding company which, through its subsidiaries (collectively, the “Company”), is engaged in mortgage lending and other real estate finance-related businesses, including mortgage banking, banking and mortgage warehouse lending, dealing in securities and insurance underwriting.

We manage our business through five business segments—Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations. We primarily conduct the following operations in these segments:

•       Mortgage Banking—We originate, purchase, sell and service non-commercial mortgage loans nationwide.

•       Banking—We take deposits and invest in mortgage loans and home equity lines of credit, sourced primarily through our mortgage banking operation as well as through purchases from non-affiliates. We also provide short-term secured financing to mortgage lenders.

•       Capital Markets—We operate an institutional broker-dealer that primarily specializes in trading and underwriting mortgage-backed securities. We also trade derivative products and U.S. Treasury securities, provide asset management services and originate for sale loans secured by commercial real estate. Within this segment we also manage the acquisition and disposition of mortgage loans on behalf of the Mortgage Banking Segment.

•       Insurance—We offer property, casualty, life and disability insurance as an underwriter and as an insurance agency. We also provide reinsurance coverage to primary mortgage insurers.

•       Global Operations—We license proprietary technology to mortgage lenders in the UK. We also perform certain of the Company’s administrative and loan servicing functions through our India operations.

Mortgage banking continues to be our core business, generating 48% of our pre-tax earnings in 2006. Our other segments generated the following percentages of our pre-tax earnings in 2006: Banking—32%; Capital Markets—13%; Insurance—6%; and Global Operations—1%. We remain a real-estate lending-centered company and have built upon our mortgage banking operations in recent years to capitalize on meaningful related opportunities with the intent of stabilizing our consolidated earnings profile. For financial information about our segments, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results section and Note 26—Segments and Related Information in the financial statement section of this Report.

Available Information

We have a Web site located at www.countrywide.com on which we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports available, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our Corporate Governance Guidelines, our Code of Business Ethics, the charters of the committees of our Board of Directors and all amendments and updates to these documents are also available on our Web site and printed copies are available upon request.

Loan Production

We produce residential and commercial mortgage loans within the Mortgage Banking, Banking and Capital Markets Segments. Nearly all of the mortgage loans that we produce in the Mortgage Banking and Capital Markets Segments are sold into the secondary mortgage market, primarily in the form of securities and to a lesser extent in the form of loans. We generally perform the ongoing servicing functions related to the residential mortgage loans that we produce. Loans produced in our Banking Segment have generally been held for investment.

Types of Products

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

•       Commercial Real Estate Loans—These are prime credit quality first-lien mortgage loans secured by commercial properties, such as apartment buildings, retail properties, office buildings, industrial sites, hotels and other commercial properties.

The majority of our loan production consists of Prime Mortgage Loans. Prime Mortgage Loans include conventional mortgage loans, loans insured by the Federal Housing Administration (“FHA”) and loans guaranteed by the Veterans Administration (“VA”). A significant portion of the conventional loans qualify for inclusion in guaranteed mortgage securities backed by Fannie Mae or Freddie Mac (“conforming loans”). Some of the conventional loans we produce either have an original loan amount in excess of the Fannie Mae and Freddie Mac loan limit for single-family loans ($417,000 for 2007) or otherwise do not meet Fannie Mae or Freddie Mac guidelines. Loans that do not meet Fannie Mae or Freddie Mac guidelines are referred to as “nonconforming loans.” In certain tables and elsewhere in this Report, FHA and VA loans may be referred to as Government Loans.

The following table summarizes our mortgage loan production by segment and product, net of intersegment sales:

	Mortgage Loan Production
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in millions)
Segment:
Mortgage Banking	$421,084	$427,916	$317,811	$398,310	$242,437
Banking Operations	23,759	46,432	27,116	14,354	805
Capital Markets—conduit acquisitions(1)	17,658	21,028	18,079	22,200	8,659
Total Mortgage Loans Fundings	462,501	495,376	363,006	434,864	251,901
Commercial Real Estate	5,671	3,925	358	—	—
Total Mortgage Loans	$468,172	$499,301	$363,364	$434,864	$251,901
Product:
Prime Mortgage	$374,029	$405,889	$292,672	$396,934	$230,830
Prime Home Equity	47,876	44,850	30,893	18,103	11,650
Nonprime Mortgage	40,596	44,637	39,441	19,827	9,421
Commercial Real Estate	5,671	3,925	358	—	—
Total Mortgage Loans	$468,172	$499,301	$363,364	$434,864	$251,901

(1)          Acquisitions from third parties.

For additional loan production statistics, see the section in this Report entitled Business—Loan Production Tables.

Mortgage Banking Segment

Our Mortgage Banking Segment produces mortgage loans through a variety of channels on a national scale. The mortgage loans we produce in this segment are generally sold into the secondary mortgage market, primarily in the form of securities, and to a lesser extent in the form of loans. We typically perform the ongoing servicing functions related to the mortgage loans that we produce. We also provide various loan closing services such as escrow, flood determinations and appraisal. We group the activities of our Mortgage Banking Segment into three business sectors—Loan Production, Loan Servicing and Loan Closing Services.

Loan Production

We produce mortgage loans through three production channels of Countrywide Home Loans (“CHL”)—Retail Channel (Consumer Markets and Full Spectrum Lending), Wholesale Lending Channel and Correspondent Lending Channel. These loans are funded either through one of these channels or through Countrywide Bank. Countrywide Bank funds loans for both our Mortgage Banking and Banking Segments.

The following table summarizes our Mortgage Banking loan production by channel:

	Mortgage Loan Production(1)(2)
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in millions)
Retail Channel:
Consumer Markets	$118,596	$120,324	$95,619	$104,216	$62,189
Full Spectrum Lending	35,067	25,670	15,756	7,935	3,586
	153,663	145,994	111,375	112,151	65,775
Wholesale Lending	89,393	83,564	72,848	91,211	67,188
Total originated	243,056	229,558	184,223	203,362	132,963
Purchased—Correspondent Lending	178,028	198,358	133,588	194,948	109,474
Total Loans	$421,084	$427,916	$317,811	$398,310	$242,437

(1)          For additional production statistics, see the section in this Report entitled Business—Loan Production Tables.

(2)          $106.0 billion and $8.1 billion of these loans were funded by Countrywide Bank during the years ended December 31, 2006 and 2005, respectively.

Retail Channel

The retail channels consist of the Consumer Markets Division (“CMD”) and the Full Spectrum Lending Division (“FSLD”). CMD generally originates prime loans through existing relationships with customers and organizations that influence the placement of mortgage services, while the Full Spectrum Lending Division focuses on new customer acquisitions through mass media advertising. In addition, FSLD originates nonprime mortgage loans.

For 2006, Countrywide was ranked by Inside Mortgage Finance as the second largest retail lender, in terms of volume, among residential retail mortgage lenders nationwide. (Reprinted with the permission of Inside Mortgage Finance Inc. (“IMF”) Copyrighted. All rights reserved by IMF.)

Consumer Markets Division

CMD originates mortgage loans through three business groups: the Distributed Retail group, the Business-to-Consumer group and the Strategic Business Alliances group.

The Distributed Retail group is the branch network which originates loans through relationships with consumers, builders, Realtors® and through joint ventures. As of December 31, 2006, this group consisted of 773 branch offices in 48 states and the District of Columbia, including 62 dedicated joint venture branches. This group has a sales force of 6,602, which includes those dedicated to joint venture relationships. The Distributed Retail group (including the joint venture relationships) originated 74% of CMD total volume for the year ended December 31, 2006.

The Business-to-Consumer group primarily originates mortgage loans directly from existing customers through the Internet and through our call centers. The Business-to-Consumer group focuses on customer retention through marketing and by providing our existing customers with an efficient and convenient means to obtain financing for a new home or for refinancing their existing mortgage or a home equity loan. As of December 31, 2006, the Business-to-Consumer group consisted of five call centers with a sales staff of 985. This group accounted for 18% of CMD’s total volume for the year ended December 31, 2006.

The Strategic Business Alliance group facilitates and manages the development of new sources of loans through relationships with organizations that influence the placement of mortgage services. This group focuses primarily on developing revenue-sharing arrangements such as joint ventures, third party outsourcing, relocation lending, marketing service agreements and brokered-in agreements. This group accounted for 8% (excluding Distributed Retail volume from joint venture relationships) of CMD’s total volume for the year ended December 31, 2006.

Full Spectrum Lending Division

FSLD originates Nonprime and Prime Mortgage Loans with the primary focus on refinance and home equity products. FSLD operates through a network of 226 retail branch offices located in 39 states, as well as 11 call centers. The branches and call centers of FSLD are supported by four fulfillment centers for processing, underwriting and funding of these mortgage loans.

FSLD’s mortgage production is generated primarily through customer retention efforts directed to Countrywide’s nonprime servicing portfolio and new customer acquisition through direct mail, Internet, mass media and joint venture relationships. Of the 226 FSLD retail branch offices, 56 operate with a large network of sales associates who are dedicated to the fulfillment of referrals of Nonprime Mortgage Loan customers from Countrywide’s Consumer Markets Division.

Wholesale Lending Channel

Our Wholesale Lending Channel (“WLD”) underwrites and funds mortgage loans sourced by mortgage loan brokers and other financial intermediaries. WLD sources loans through approximately 30,000 mortgage loan brokers nationwide. WLD offers a wide variety of Prime and Nonprime Mortgage Loans and Prime Home Equity Loan products. Business is solicited through a sales force, the Internet and advertising.

As of December 31, 2006, WLD operated 52 branch offices and seven fulfillment centers in various parts of the United States.

For 2006, Countrywide was ranked by Inside Mortgage Finance as the largest wholesale originator, in terms of volume, among residential wholesale mortgage lenders nationwide. (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.)

Correspondent Lending Channel

Our Correspondent Lending Channel (“CLD”) purchases mortgage loans from other lenders, which include mortgage bankers, commercial banks, savings and loan associations, home builders and credit unions. As of December 31, 2006, this Channel had correspondent relationships with approximately 2,100 lenders, who are subject to initial and ongoing credit evaluation and monitoring. CLD operates in all 50 states.

For 2006, Countrywide was ranked by Inside Mortgage Finance as the largest correspondent lender, in terms of volume, among residential correspondent mortgage lenders nationwide. (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.)

Countrywide Bank Mortgage Banking Activities

As well as funding loans for its investment portfolio, Countrywide Bank funds loans that are originated for sale by our Mortgage Banking Segment. Because this activity is a Mortgage Banking activity, the mortgage loan production, the related balance sheet and the income relating to the holding and sale of these loans is included in our Mortgage Banking Segment. The funding of loans by Countrywide Bank for our Mortgage Banking operations provides an efficient means of financing loans during the period the loans are held for sale.

Affordable and Multicultural Home Loan Programs

Since 1992, we have adopted a variety of affordable home loan initiatives designed to increase homeownership opportunities for low-to moderate-income borrowers and those with diverse backgrounds. Our long-time initiative, known as We House America®, supports affordable housing programs undertaken by Fannie Mae and promoted by various government agencies, including the U.S. Department of Housing and Urban Development (“HUD”).

We have specifically designed We House America® loan programs to meet the needs of low-to moderate-income borrowers and others with financial, employment or personal situations which might prevent them from qualifying for traditional mortgages. These loan programs enable such borrowers to qualify for a home loan by allowing, for example, lower down payments, lower cash reserves, alternative income sources and more flexible underwriting criteria than on a typical loan. The mortgage loans we produce through We House America® are sold and serviced on a non-recourse basis, generally through guarantee programs sponsored by Fannie Mae.

Through We House America®, we provide telephone-based counseling services and Internet-based resources to educate prospective first-time minority and low-to moderate-income homebuyers about the home loan process. We House America® also provides Spanish-speaking counselors and instructors, and educational materials printed in other languages.

We have made other significant commitments to affordable lending and multicultural markets initiatives designed to increase homeownership opportunities among minority and immigrant communities. For example, we are approved to participate in more than 930 mortgage loan programs that assist borrowers with down payments and closing costs, which are offered by state, county and city agencies, municipalities and not-for-profit organizations. In early 2005, we extended our five-year We House America® Campaign, with a goal of originating $1.0 trillion in loans to targeted borrower populations by the end of 2010. As of December 31, 2006, we made loans to 4.2 million borrowers and funded $668 billion (including Prime and Nonprime Mortgage Loans) toward this goal.

Loan Servicing

When we sell or securitize mortgage loans, we generally retain the rights to service these loans. These are referred to as mortgage servicing rights (“MSRs”). We may also retain financial interests when we securitize mortgage loans. We include the value of these retained interests on our balance sheet. The results of the Loan Servicing Sector income statement includes the changes in value related to our MSRs and retained interests, as well as the revenues and expenses arising from servicing the mortgage loans.

In servicing mortgage loans, we collect and remit loan payments, respond to customer inquiries, account for principal and interest, hold custodial (impound) funds for payment of property taxes and insurance premiums, counsel delinquent mortgagors and supervise foreclosures and property dispositions. We receive servicing fees and other remuneration in return for performing these functions.

Mortgage Servicing Rights, Retained Interests and the Servicing Hedge

Our MSRs arise from contractual agreements between us and investors (or their agents) in mortgage-backed securities and mortgage loans. Although MSRs generally arise from the sale or securitization of mortgage loans that we originate, we also occasionally purchase MSRs from others. For a more complete description of MSRs, see Note 3—Loan Sales in the financial statement section of this Report.

MSRs and retained interests are generally subject to a loss in value when mortgage rates decline. To moderate the effect on earnings caused by a rate-driven decline in value of MSRs and retained interests, we maintain a portfolio of financial instruments, primarily derivative contracts, which generally increase in value when interest rates decline. This portfolio of financial instruments is referred to as the “Servicing

Hedge.” See Note 4—Derivative Financial Instruments—Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Retained Interests in the financial statement section of this Report for a further discussion of our Servicing Hedge.

Loan Servicing Operations

The various functions within our loan servicing operations are briefly described in the following paragraphs. These operations are performed in eight primary locations using the same systems and processes: two in California, three in Texas, one in Arizona and two in India.

Customer Service

Our Customer Service Call Centers managed nearly 58 million contacts with customers in 2006. These contacts were primarily handled through our customer service representatives, automated phone system and Website (www.customers.countrywide.com). This division also prints monthly statements and oversees outbound customer correspondence.

Remittance Processing

Our Remittance Processing division processes all payments, loan payoffs and payoff demand statements.

Collections and Loss Mitigation

Our Collections and Loss Mitigation units work with delinquent borrowers to bring their mortgages back to current status and avoid foreclosure if possible. These efforts are tailored to the specific circumstances of a borrower and comply with the requirements of the mortgage investor.

Investor Accounting

Our Investor Accounting department reconciles custodial accounts, processes investor remittances and maintains accounting records on behalf of our mortgage investors, including Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”), as well as private investors.

Foreclosure and Bankruptcy

Foreclosure and bankruptcy are complex processes that are subject to federal and state laws and regulations, as well as mortgage investor and insurer requirements. Our workflow-based systems facilitate consistent and compliant processing of defaulted mortgage loans, as well as an efficient flow of data between internal and external business partners. We use our own companies in support of many of our foreclosure and bankruptcy activities to minimize related costs and to increase efficiency.

Related Services

We perform several loan servicing functions internally that other loan servicers commonly outsource to third parties. Our integrated services include performing property tax payment processing, property inspections, and insurance tracking and premium payment processing. We believe the integration of these functions gives us a competitive advantage by lowering overall servicing costs and enabling us to provide a high level of service to our mortgage customers and mortgage investors.

The following table sets forth certain information regarding the Company’s loan servicing portfolio of single-family mortgage loans, including loans and securities held for sale, loans held for investment and loans subserviced under subservicing agreements, for the periods indicated:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in millions)
Beginning owned servicing portfolio	$1,081,189	$821,475	$630,451	$441,267	$327,541
Add: Residential loan production(1)	456,949	494,380	363,006	434,864	251,901
Purchased MSRs (bulk acquisitions)	15,781	51,377	40,723	6,944	4,228
Less: Principal repayments	(273,800)	(284,924)	(212,705)	(252,624)	(140,445)
Servicing sold	—	(1,119)	—	—	(1,958)
Ending owned servicing portfolio	1,280,119	1,081,189	821,475	630,451	441,267
Subservicing portfolio	18,275	29,901	16,847	14,404	11,138
Total servicing portfolio	$1,298,394	$1,111,090	$838,322	$644,855	$452,405
MSR portfolio	$1,174,874	$979,207	$758,975	$581,964	$422,328
Mortgage loans owned	105,245	101,982	62,500	48,487	18,939
Subservicing portfolio	18,275	29,901	16,847	14,404	11,138
Total servicing portfolio	$1,298,394	$1,111,090	$838,322	$644,855	$452,405

(1)          Excludes purchases from third parties in which the servicing rights were not acquired.

	As of December 31,
	2006	2005	2004	2003	2002
	(dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$1,063,141	$861,926	$639,148	$512,889	$343,420
Nonprime Mortgage	116,270	116,101	84,608	36,332	21,976
Prime Home Equity	47,628	53,253	45,053	24,174	15,667
FHA-insured mortgage	39,011	36,949	39,618	43,281	45,252
VA-guaranteed mortgage	14,069	12,960	13,048	13,775	14,952
Total owned servicing portfolio	$1,280,119	$1,081,189	$821,475	$630,451	$441,267
Delinquent mortgage loans(1):
30 days	2.95%	2.59%	2.35%	2.35%	2.73%
60 days	0.98%	0.87%	0.70%	0.72%	0.87%
90 days or more	1.09%	1.15%	0.78%	0.84%	1.02%
Total delinquent mortgage loans	5.02%	4.61%	3.83%	3.91%	4.62%
Loans pending foreclosure(1)	0.65%	0.44%	0.42%	0.43%	0.55%
Delinquent mortgage loans(1):
Conventional mortgage	2.76%	2.60%	2.24%	2.21%	2.43%
Nonprime Mortgage	19.03%	15.20%	11.29%	12.46%	14.41%
Prime Home Equity	2.93%	1.57%	0.79%	0.73%	0.80%
Government mortgage	13.94%	14.61%	13.14%	13.29%	12.61%
Total delinquent mortgage loans	5.02%	4.61%	3.83%	3.91%	4.62%
Loans pending foreclosure(1):
Conventional mortgage	0.31%	0.20%	0.21%	0.21%	0.23%
Nonprime Mortgage	3.53%	2.03%	1.74%	2.30%	2.93%
Prime Home Equity	0.12%	0.06%	0.03%	0.02%	0.05%
Government mortgage	1.28%	1.09%	1.21%	1.20%	1.32%
Total loans pending foreclosure	0.65%	0.44%	0.42%	0.43%	0.55%

(1)          This excludes subserviced loans and loans purchased at a discount due to their collection status. Expressed as a percentage of the number of loans serviced.

Properties securing the mortgage loans in the Company’s servicing portfolio are geographically dispersed. The following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top three states as measured by the total unpaid principal balance at December 31, 2006:

State	Unpaid Principal Balance	% Total Balance
	(in millions)
California
Southern	$237,013	18%
Northern	130,409	10%
	367,422	28%
Florida	97,442	8%
Texas	57,724	4%
All other states	775,806	60%
Total	$1,298,394	100%

Loan Closing Services Sector

We provide loan closing products and services such as credit reports, appraisals, property valuation services and flood determinations through our LandSafe, Inc. group of companies. We provide these services primarily to customers referred by our loan production channels, but also to third parties.

Competition and Consolidation

The mortgage lending industry is dominated by large, sophisticated financial institutions. To continue to compete effectively, we will be required to maintain a high level of operational, technological, and managerial expertise, as well as an ability to attract capital at a competitive cost. Recently, well-capitalized Wall Street investment banking firms have increased their participation in the mortgage banking business. We expect the entrance of these firms to the marketplace to increase competition in the near-term, especially in the nonconforming and nonprime loan products.

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

Countrywide Bank

Banking Operations

Our Banking Operations primarily fund and purchase mortgage loans and home equity loans for investment purposes. The majority of these loans are sourced through our Mortgage Banking production channels. For liquidity and asset-liability management purposes, we also invest in securities such as collateralized mortgage obligations and agency Mortgage-Backed Securities (“MBS”). The Bank activities provide the Company with an expanded product menu, lower cost funding sources and opportunities for a stable source of revenue in the form of net interest income.

Our Banking Operations continue to leverage the relationship with our Mortgage Banking Segment, sourcing high-quality mortgage assets for our investment portfolio through the Mortgage Banking Segment’s existing production distribution channels, as well as through purchases of loans from non-affiliated lenders. Asset growth is funded by the Bank’s liability base. The Bank obtains retail deposits, primarily certificates of deposit, through 99 financial centers, 78 of which are located in CHL’s retail branch offices as of December 31, 2006, call centers and the Internet. Countrywide Bank also offers deposit accounts through deposit brokers (generally, well-recognized financial intermediaries).

A significant portion of Countrywide Bank’s deposit liabilities are comprised of custodial funds that relate to the loan servicing portfolio of CHL. Countrywide Bank also borrows funds from other sources to supplement its deposit liabilities, including mortgage loan-secured borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta, repurchase agreements secured by purchased federal funds. Countrywide Bank also offers commercial deposit accounts to title and mortgage insurance companies through a developing commercial business unit.

Countrywide Bank acts as a mortgage document custodian, primarily for our mortgage banking operations. As a document custodian, we verify, maintain and release collateral for issuers, servicers, sellers and purchasers of debt securitizations. We also provide other services, including safekeeping, collateral review/certification, collateral releases and customer reporting.

Properties securing the mortgage loans in our Banking Operations’ portfolio of loans held for investment are concentrated in the State of California. The following is a summary of the geographical distribution of loans included in the Bank’s loan portfolio for the states with more than five percent of the total unpaid principal balance at December 31, 2006:

State	Unpaid Principal Balance	% Total Balance
	(in thousands)
California
Southern	$19,638,756	27%
Northern	13,272,718	19%
	32,911,474	46%
Florida	4,292,588	6%
Virginia	3,777,253	5%
All other states	30,816,948	43%
Total	$71,798,263	100%

Mortgage Banking Activities

Countrywide Bank produces loans for sale which we have defined as a Mortgage Banking activity. The mortgage loan production, the related balance sheet and the income relating to the holding and sale of these loans is therefore included in our Mortgage Banking Segment. We fund loans through Countrywide Bank for sale by our Mortgage Banking Segment as an efficient means of financing loans during the period the loans are held for sale.

Countrywide Warehouse Lending

We provide committed and uncommitted lines of credit to mortgage bankers to finance their mortgage loan inventories, which we refer to as warehouse lending, through both a non-depository lending company and Countrywide Bank. Most of these mortgage bankers sell loans to our Mortgage Banking Segment’s Correspondent Lending Channel. All of these advances are secured by mortgage loans that have a market value in excess of the balance of our advances.

Competition

We operate in a highly competitive environment. Competition for retail deposits comes primarily from other insured depository institutions, which include more than 7,400 commercial banks and approximately 1,300 savings institutions. We attract and retain deposits through a combination of competitive rates, physical presence, experienced banking professionals and easy access to our products through call centers and the Internet at www.countrywidebank.com. Because of our low-cost structure relative to other financial institutions, we are able to offer deposit rates that are among the most competitive in the industry.

Countrywide Bank invests primarily in adjustable-rate and short duration residential mortgage loans. Competition in making real estate loans comes principally from other savings institutions, mortgage banking companies and commercial banks. The majority of loans that the Banking Segment invests in are sourced by the Mortgage Banking Segment. Countrywide Bank also competes with commercial banks and investment banks in the purchase of loans from third parties.

Our Banking Segment’s competitive position is enhanced by its relationship with our Mortgage Banking Segment. For example, a significant portion of Countrywide Bank’s deposit liabilities consists of custodial funds controlled by CHL. As discussed above, Countrywide Bank obtains retail deposit products through financial centers placed within certain of CHL’s retail branch offices. This economical use of space reduces the Bank’s deposit acquisition costs.

Capital Markets Segment

Our Capital Markets Segment primarily operates as a registered securities broker-dealer, which is also a primary dealer of U.S. Treasury securities, a residential mortgage loan manager and a commercial mortgage loan originator. We also operate broker-dealers in Japan, Hong Kong and the United Kingdom; an introducing broker of futures contracts; an asset manager; a broker of MSRs and a derivatives dealer. With the exception of our commercial mortgage activities, we transact primarily with institutional customers, such as banks, other depository institutions, insurance companies, asset managers, mutual funds, pension plans, other broker-dealers and governmental agencies. Customers of our commercial real estate finance business are the owners or sponsors of commercial properties, who can be individuals or institutions.

Our activities consist of the following:

Conduit

Conduit activities include the purchase, warehousing and ultimate disposition of residential mortgage loans on behalf of CHL. In our conduits, we manage both Nonprime Mortgage Loans and Prime Mortgage Loans which are either acquired from third parties or originated by CHL. We accumulate these loans for sale either through securitizations or loan sales. We also manage the acquisition and disposition of delinquent or otherwise illiquid residential mortgage loans, some of which have been originated under FHA and VA programs. We attempt to cure the loans, using the servicing operations of CHL, with the intent to securitize those loans that become eligible for securitization. The remaining loans are serviced through foreclosure and liquidation, which includes the collection of government insurance and guarantee proceeds relating to defaulted FHA and VA program loans.

Underwriting

Capital Markets participates in both competitive bid and negotiated underwritings and underwrites for both CHL and third parties. Underwriting activities may encompass the assumption of the market risk of buying a new issue of securities from the issuer and reselling the securities to investors, either directly or through dealers. Capital Markets primarily underwrites mortgage-related debt securities. Capital Markets earns an underwriting spread that is the difference between the amount paid to the issuer of securities and the offering price to investors, net of expenses. The spread earned on each transaction and the level of market risk assumed may vary based upon the nature of the market and the terms of the underwriting agreement.

Securities Trading

Securities trading activities include the trading of debt securities in the secondary market after the original issuance of the security and, to a much lesser extent, trading of derivative financial instruments. We generally trade mortgage-related fixed-income securities, including MBS, collateralized mortgage obligations and asset-backed securities (“ABS”) issued by Fannie Mae, Freddie Mac, Ginnie Mae and other financial institutions, including CHL. We also trade securities issued by the U.S. Department of Treasury and other governmental agencies.

Origination and Sale of Commercial Mortgage Loans

Capital Markets originates and sells commercial mortgage loans. Commercial mortgages are mortgages secured by commercial properties, such as apartment buildings, retail properties, office buildings, industrial sites and hotels.

Brokering

Brokering activities include brokerage of residential mortgage loan transactions, brokerage of MSRs, brokerage of exchange-traded future contracts, advisory services and brokering of exchange traded futures contracts and commodity options in an agent capacity. The brokerage of residential mortgage loans, MSRs and futures contracts may be between third parties or between CHL and third parties.

Asset Management

Asset management activities are conducted for the benefit of investors. This includes managing a private equity fund, as well as management of collateralized debt and bond obligations. We receive fees, including performance fees, for providing these services. We may also share in the results of the funds when we hold an investment interest in the fund.

Competition

The securities industry is both highly competitive and fragmented. In the mortgage securities market, we compete with global investment banks as well as regional broker-dealers. We believe by leveraging the strengths of CHL and by specializing in the mortgage securities market, we can offer information, products and services tailored to the unique needs of institutional customers, giving us an advantage in the market. In contrast, many of our competitors offer a broader range of products and services, which may place us at a competitive disadvantage. However, we believe that our competitive position is strengthened by our offerings of more non-residential mortgage related products and services to the global institutional investor markets.

For 2006, according to Inside MBS & ABS, we ranked second among Non-Agency MBS Underwriters.

Insurance Segment

Our Insurance Segment’s primary activities are:

•       Offering property, casualty, life and disability insurance as an underwriter and as an insurance agent, offering warranty products and services, insurance tracking services affiliated with our lender-placed insurance programs and an array of commercial insurance products through our agency (“Insurance Operations”).

•       Providing reinsurance coverage to primary mortgage insurers (“Reinsurance Operations”).

We manage these activities through two business units—Balboa Insurance Group and Balboa Reinsurance Company.

Insurance Operations

Our insurance operations include our insurance underwriters/carriers and their affiliated businesses, and our agency operations.

We underwrite property, casualty, life and disability insurance in 50 states and the District of Columbia through the insurers that make up Balboa Insurance Group. Our retail insurance products are offered by select general insurance agents serving the consumer market, including our insurance agency.

Our insurance operations offer the following insurance product lines:

•       Lender-Placed Property and Automobile—We offer lender-placed real-property hazard insurance and lender-placed automobile insurance. Such insurance is provided on behalf of mortgage and automobile lenders when borrowers fail to have agreed-upon insurance coverage in place to protect the lender’s security interest. We also provide insurance tracking services, which alert a lender when there is a lapse in a borrower’s insurance, for more than 18.5 million loans, including nearly 8.2 million loans serviced within our Mortgage Banking Segment.

•       Voluntary Homeowners and Automobile—We underwrite retail homeowners and automobile insurance for consumers under the brand name Countrywide Insurance Group. We also offer home warranties to consumers.

•       Life, Disability and Credit—We underwrite term life, credit disability and credit life insurance products. Our retail insurance products are offered by select general insurance agents servicing the consumer market, including our affiliated agency.

During 2005, we filed a notice with the Florida Office of Insurance Regulation to discontinue underwriting voluntary homeowners and renters insurance in Florida. In March 2006, the Florida office of Insurance Regulation approved our plan to discontinue underwriting voluntary homeowners and renters insurance in Florida, with non-renewal of residential policies beginning July 1, 2006.

Our Insurance Operations’ property and casualty division has received an “A (Excellent)” rating from A.M. Best Company, an insurance company rating and information service. Our life insurance operations maintain an “A- (Excellent)” rating from A.M. Best Company. The “Excellent” rating is defined by the A.M. Best Company as having “an excellent ability to meet ongoing obligations to policy holders.”

Our insurance agencies provide consumers, in particular our mortgage customers, with homeowners, life, disability, automobile and various other insurance products. Our insurance agencies also operate a full-service commercial insurance program that offers a comprehensive menu of products and services to meet the insurance needs of small, mid-size and large businesses. The commercial insurance group distributes a wide array of competitively priced property & casualty and employee benefits programs in specialty niche markets, including home builders, mortgage brokers and bankers, real estate brokers and commercial property owners.

Reinsurance Operations

We provide mortgage reinsurance to the insurance companies that provide primary mortgage insurance (“PMI”) on loans in our servicing portfolio. This reinsurance covers losses in excess of a specified percentage of the principal balance of a given pool of mortgage loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premium. We provide this coverage with respect to substantially all of the loans in our portfolio that are covered by PMI, which generally includes all conventional loans with an original loan amount in excess of 80% of the property’s appraised value. In return for providing this coverage, we earn a portion of the PMI premiums.

Competition

The lender-placed insurance market is dominated by a small number of providers, competing on policy terms and conditions, service, technological innovation, compliance capability, loan tracking ability and price.

The homeowners, automobile, term life, credit-life and credit-disability marketplaces are dominated by large, well-known providers. Consumers select such insurance based on price, service and the efficiency and effectiveness of marketing and underwriting operations.

We compete generally by providing high-quality service and pricing our products at competitive rates, as well as by leveraging our residential mortgage loan customer base.

Global Operations Segment

The primary activities we conduct in our Global Operations Segment include:

•       Loan Processing and Subservicing—We provided mortgage loan application processing and mortgage loan subservicing in the UK until July 31, 2006, when we discontinued such businesses. However, we continue to license certain of the related technology to mortgage lenders in the UK.

•       Offshore Services—We perform business process and technology services for various units of the Company at three locations in India.

Competition

Our competitors in this segment include business process outsourcers and technology companies operating in Europe and India. We compete by leveraging Countrywide’s mortgage expertise and our proprietary technology.

Financing of Operations

Uses of Financing

We have significant financing needs. Our short-term financing needs arise primarily from the following:

•       Warehousing of mortgage loans pending sale

•       Trading activities of our broker-dealer

•       Providing mortgage warehouse credit to others.

Our long-term financing needs arise primarily from the following:

•       Investments in mortgage loans

•       Investments in MSRs and interests that we retain when we securitize mortgage loans

•       Financial instruments acquired to manage the interest rate risk associated with those investments.

Sources of Financing

We meet our financing needs primarily through the following means:

•       Unsecured commercial paper and medium-term notes

•       Asset-backed commercial paper

•       Revolving lines of credit

•       Short-term repurchase agreements

•  Deposit-gathering

•       FHLB advances

•       Unsecured subordinated debt and junior subordinated debt, which includes high equity content debt securities

•       Retained earnings.

We typically access the public corporate debt market by issuing unsecured commercial paper, asset-backed commercial paper and unsecured medium-term notes. At times, we may also issue subordinated debt, convertible debt and securities that rating agencies credit with high equity content.

Our ongoing access to the public debt markets is dependent on a high credit rating. For the last 14 years, we have consistently maintained solid investment-grade ratings. To maintain investment-grade ratings we must, among other considerations, maintain a high level of liquidity, including access to alternative sources of funding such as committed bank standby lines of credit. We also must maintain a conservative debt-to-equity ratio. Current credit ratings are as follows:

	Countrywide Financial Corporation		Countrywide Home Loans		Countrywide Bank
Rating Agency	Short-Term	Long-Term	Short-Term	Long-Term	Short-Term	Long-Term
Standard & Poors	A-1	A	A-1	A	A-1	A
Moody’s Investors Service	P-2	A3	P-2	A3	P-2	A3
Fitch	F1	A	F1	A	F1	A

We use short-term secured financing such as asset-backed commercial paper conduits and repurchase agreements to finance a substantial portion of our mortgage loan inventory and securities trading portfolio. Countrywide Bank finances its investments in mortgage loans primarily with a combination of deposit liabilities and secured FHLB advances.

We rely substantially on the secondary mortgage market as a source of long-term capital to support our mortgage banking operations. Most of the mortgage loans that we produce in our Mortgage Banking Segment and Capital Markets Segment are sold in the secondary mortgage market, primarily in the form of MBS and ABS.

Our strategy is to ensure our ongoing access to the secondary mortgage market by consistently producing quality mortgages and servicing those mortgages at levels that meet or exceed secondary mortgage market standards. We make significant investments in personnel and technology to ensure the quality of our mortgage loan production.

Our primary source of equity capital is retained earnings. We supplement our equity capital with subordinated and junior subordinated debt that receives varying degrees of “equity treatment” from rating agencies, bank lenders and regulators. From time to time, we may issue common stock or other debt securities that receive high equity treatment as a means of supplementing our capital base and supporting our growth. We may also repurchase common stock pursuant to the repurchase program approved by our Board of Directors.

For a further discussion of our liquidity and capital management see the section in this Report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Interest Rate Risk

We typically bear interest rate risk from the time we commit to make a loan at a specified interest rate through the sale or repayment of the loan. We also bear interest rate risk related to the interests we retain in the loans we sell, which are typically in the form of MSRs and retained securities, and to the extent that our loan and securities investment portfolios’ yields change on a different basis or at different times than the rates we pay on our borrowings. For a further discussion of our interest rate risk and how this risk is managed, see the section in this Report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk

Credit risk is the risk that a borrower will not repay the loan’s balance as agreed and the risk that the proceeds from liquidation of the collateral securing the loan will not be adequate to repay the loan’s balance. Historically, our primary source of credit risk has been the continuing investments and/or obligations we retain either in the form of credit-enhancing subordinated interests, corporate guarantees or representations and warranties issued when we sell or securitize loans. As our portfolio of investment loans has grown, our portfolio credit risk has also grown. For a further discussion of our exposure to credit risk and how we manage this risk, see the section in this Report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Management.

Operational Risk

Countrywide, like all large corporations, is exposed to many types of operational risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees, or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

For a further discussion of our operational risk and how we manage this risk see the section in this Report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operational Risk.

Regulations

Regulations Applicable to Financial Institutions and their Holding Companies

General

On December 6, 2006, we applied to the Office of Thrift Supervision (the “OTS”) to convert Countrywide Bank to a federally chartered savings bank and thereby Countrywide will become a savings and loan holding company subject to regulation by the OTS. We expect the conversion application to be acted upon, and the conversion implemented in the first quarter of 2007, although there can be no assurances when or if regulatory approval will be obtained. However, as of February 28, 2007, we were a bank holding company that had elected to become a financial holding company under the Bank Holding Company Act, as amended (the “BHC Act”).

The references in the following discussion to various aspects of statutes and regulations are summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

Regulations Applicable to our Current Status

Regulations Applicable to Bank Holding Companies

General:   As a financial holding company, we are subject to supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The FRB has authority to issue cease and desist orders against holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. The FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is primarily intended to protect depositors of the Bank and the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, not our shareholders or creditors.

Limitation on Activities:   The activities of bank holding companies and their subsidiaries are generally limited to the business of banking, managing or controlling banks or furnishing or performing services for their subsidiaries, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under provisions of the BHC Act enacted as part of the Gramm-Leach Bliley Act (the “GLB Act”), a bank holding company, all of whose controlled depository institutions are “well capitalized” and “well managed” (as defined in federal banking regulations) and which obtains at least “satisfactory” Community Reinvestment Act (“CRA”) ratings, may elect to become a “financial holding company” and engage in a broader range of powers that are financial in nature or incidental to a financial activity (such as insurance, securities underwriting and dealing, and merchant banking). The Company is a financial holding company.

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

If any subsidiary bank of a financial holding company receives a CRA rating of less than “satisfactory,” then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to “satisfactory” or better.

Regulatory Capital Requirements: The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries may be restricted or prohibited.

To be classified as “adequately capitalized,” the FRB’s capital adequacy guidelines require that a bank holding company maintain a Tier 1 Leverage ratio equal to at least 4.0% of its average total consolidated assets, a Tier 1 Risk-Based Capital ratio equal to 4.0% of its risk-weighted assets and a Total Risk-Based Capital ratio equal to 8.0% of its risk-weighted assets. To be classified as “well capitalized,” a bank holding company is required to maintain a Tier 1 Leverage ratio of 5.0% or greater, a Tier 1 Risk-Based Capital ratio of 6.0% or greater, and a Total Risk-Based Capital ratio of 10.0% or greater. On December 31, 2006, the Company was in compliance with all of the FRB’s capital adequacy guidelines to be classified as “well capitalized” with a Leverage ratio of 6.9%, Tier 1 Risked-Based Capital ratio of 11.6% and a Total Risk-Based Capital ratio of 12.8%.

The federal banking regulatory agencies are in the process of proposing revised capital standards that would apply to all financial institutions that are not subject to the Basel II Accord (“Basel 1A”), with the expressed intention to align those standards more closely with those that would be applicable to Basel II institutions. These standards would apply to Countrywide if it is neither required to adopt, nor voluntarily elects to adopt, the Basel II Accord. For a discussion of the Basel II Accord, see the section of this Report entitled “Business-Regulation-Basel II and Basel 1A Capital Standards.”

Source of Strength:   FRB policy expects a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.

Regulations Applicable to Countrywide Bank as a National Bank

General:   Countrywide Bank, N.A. (the “Bank”), a national banking association, is subject to regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). The Bank’s deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent permitted by law. The OCC is empowered to issue cease and desist orders against the Bank if it determines that activities of the Bank represent unsafe and unsound banking practices or violations of law. The OCC has the power to impose civil money penalties for violations of banking statutes and regulations. Regulation by this agency is primarily intended to protect the depositors of the Bank and the Deposit Insurance Fund of the FDIC, not shareholders or other creditors of the Company or the Bank.

Bank Regulatory Capital Requirements:   The OCC has adopted minimum capital requirements applicable to national banks, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. Federal banking laws classify an insured financial institution in one of the following five categories, depending upon the amount of its regulatory capital: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The Bank must be well capitalized and well managed for the Company to remain a financial holding company. On December 31, 2006, the Bank was in compliance with the OCC’s minimum capital requirements to be classified as well capitalized, with a leverage ratio of 7.3%, a Tier 1 Risked-Based Capital ratio of 12.4% and a Total-Risk Based Capital ratio of 12.8%.

Deposit Insurance and Assessments:   As a result of the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a revised risk-based assessment system to determine assessment rates to be paid by member institutions such as the Bank, including institutions that are well managed and well capitalized. Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings with certain other risk measures, including certain financial ratios and, for large institutions, such as the Bank, long-term debt issuer ratings. The annual rates for 2007 for institutions in risk category I, the lowest risk category, range from 5 to 7 basis points. These rates may be offset by a one time assessment credit held by an institutions, based on the assessment base of that institution as of December 31, 1996, and in the future by dividends that may be declared by the FDIC if the deposit reserve ratio increases above a certain amount.

Limitations on Interest Rates and Loans to One Borrower:   The rate of interest a bank may charge on certain classes of loans is limited by state and federal law. At certain times in the past, these limitations have resulted in reductions of net interest margins on certain classes of loans. Federal and state laws impose additional restrictions on the lending activities of banks. The maximum amount that a national bank may loan to one borrower generally is limited to 15% of the bank’s capital, plus an additional 10% for loans fully secured by readily marketable collateral, as such term is defined in applicable regulation.

Payment of Dividends:   The Bank is subject to federal laws limiting the payment of dividends. Under the Federal Deposit Insurance Act (“FDIA”), an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. The OCC also generally prohibits the declaration of a dividend out of the capital and surplus of a bank.

Community Reinvestment Act (“CRA”):   The Bank is subject to the CRA and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low- and moderate- income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by the Company and its banking subsidiaries. The Bank’s CRA rating is “satisfactory.”

Limitations on Transactions with Affiliates:   Countrywide Financial Corporation and its non-bank subsidiaries are affiliates of the Bank within the definition of Sections 23A and 23B of the Federal Reserve Act and regulations promulgated thereunder. Transactions between a bank and an affiliate are generally subject to the requirement that they be on terms and conditions, including credit standards, substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliates or, in the absence of comparable transactions, on terms and conditions that would be offered to nonaffiliates. In addition, certain transactions between a bank and an affiliate, such as asset purchases by a bank from an affiliate, and bank extensions of credit to or for the benefit of an affiliate, are defined as “covered transactions,” and are subject to quantitative limitations and more stringent qualitative restrictions, including but not limited to collateralization and safety and soundness requirements.

Regulation of Other Activities of National Banks

The investments and activities of the Bank as a national bank are also subject to regulation by federal banking agencies, with respect to:

•       Investments in subsidiaries

•       Investments for the Bank’s account (including limitations on investments)

•       Unsecured commercial paper and medium-term notes

•       Loans to officers, directors and their affiliates

•       Security requirements

•       Anti-tying limitations

•       Anti-money laundering

•       Financial privacy and customer identity verification requirements

•       Truth-in-lending

•       The types of interest-bearing deposit accounts which it can offer

•       Trust department operations

•       Brokered deposits

•       Audit requirements

•       Issuance of securities

•       Branching

•       Mergers and acquisitions.

In addition, Countrywide Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations including the USA Patriot Act of 2001. These laws and regulations require Countrywide Bank to have an effective anti-money laundering program that would prevent the use of Countrywide Bank for facilitating the flow of illegal funds by for example, reporting large currency transactions, filing suspicious activity reports, implementing appropriate know your customer programs, and maintaining appropriate compliance programs. Violation of these provisions can result in substantial civil and criminal penalties. In addition, the federal bank regulatory agencies, including the FRB, OCC and OTS, are required to consider the effectiveness of an institution’s anti-money laundering program when reviewing bank mergers and acquisitions.

Regulations Applicable After Conversion of Countrywide Bank to a Federal Chartered Savings Bank

Regulations Applicable to Savings and Loan Holding Companies

Limitation on Activities:   As a unitary savings and loan holding company, Countrywide will be limited to business activities that are permitted under applicable provisions of the Home Owners’ Loan Act and regulations promulgated thereunder. These activities include those permitted to bank or financial holding companies under the BHC Act, any activities in which a multiple savings and loan holding company was authorized to engage in directly on March 5, 1987 (which include certain real estate related activities) and certain other activities outlined in applicable law and regulation. Management believes that the restrictions on our activities as a savings and loan holding company will not substantially differ from those applicable to a bank holding company.

Regulatory Capital Requirements: As a savings and loan holding company, Countrywide will not be subject to the consolidated regulatory capital requirements applicable to a bank holding company. However, the OTS expects savings and loan holding companies to maintain capital that is sufficient to support the holding company’s business activities, and the risks inherent in those activities. Countrywide Bank will remain subject to capital requirements that are substantially similar to those applicable to national banks.

Enforcement:   The OTS has the power to take enforcement action against savings and loan holding companies and their affiliates to the extent that any action or business taken or conducted by the holding company or affiliate threatens the safety, soundness or stability of the subsidiary insured institution.

Qualified Thrift Lender Test: Federal savings banks must comply with the Qualified Thrift Lender (“QTL”) Test. The QTL Test requires that a savings association, including a federal savings bank, have assets designated as “qualified thrift investments” constituting no less than 65% of its portfolio assets. Qualified thrift investments are defined to include mortgage loans, home improvement loans, home equity loans, mortgage-backed securities, shares of stock issued by any federal home loan bank, small business loans, credit card loans, certain qualifying CRA investments and certain consumer loans. If an institution does not meet the QTL Test, it may be precluded from interstate branching and engaging in any new activities, and certain other restrictions. The Company believes that upon the conversion of the Bank to a federally chartered savings bank, it will be in compliance with the QTL Test. The QTL Test does not apply to national banks or their holding companies.

Regulations Applicable to Countrywide Bank as a Federally Chartered Savings Bank

General:   As a federal savings bank, the Bank will be subject to regulation and examination by the OTS. The Bank’s deposits will continue to be insured by the Deposit Insurance Fund of the FDIC. The OTS is empowered to issue cease and desist orders against a federal savings bank if it determines that activities of the institution represent unsafe and unsound banking practices or violations of law. The OTS has the power to impose upon federal savings banks and certain affiliated parties civil money penalties for violations of banking statutes and regulations. Regulation by this agency is primarily intended to protect the depositors of the federal savings bank and the Deposit Insurance Fund of the FDIC, not shareholders or other creditors of the federal savings bank or its holding companies.

Bank Regulatory Capital Requirements:   A federal savings bank is generally subject to regulatory capital requirements similar to those applicable to national banks. In addition, federal savings banks are required to maintain tangible equity capital, as defined in OTS regulations, of no less than 1.5% of adjusted total assets. While intangible assets are deducted from the assets to make this calculation, a substantial portion of MSRs are not considered intangible assets for this purpose. The Company believes that the Bank will be in compliance with the tangible equity capital requirement upon its conversion to a federal savings bank.

Deposit Insurance and Assessments:   As a federal savings bank, the Bank will be subject to the same deposit insurance assessment level as is applicable to it as a national bank.

Limitations on Interest Rate and Loans to One Borrower:   The rate of interest a federal savings bank may charge on certain classes of loans is limited by the same laws as are applicable to national banks. The maximum amount that a federal savings bank may loan to one borrower generally is limited to 15% of the bank’s capital, plus an additional 10% for loans fully secured by readily marketable collateral, as such term is defined in applicable regulation.

Payment of Dividends:   As a federal savings bank, the Bank will continue to be subject to the provisions of the FDIA relating to dividends and will not be permitted to pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. The OTS requires federal savings banks that are subsidiaries of savings and loan holding companies to provide notice to the OTS of the declaration of a dividend. In certain instances, such as where the dividend, when aggregated with all other capital distributions in the applicable year, would exceed net income for that year plus retained net income for the preceding two years, or where the federal savings bank would not be at least adequately capitalized, OTS approval of a dividend is required.

Community Reinvestment Act:   As a federal savings bank, the Bank will continue to be subject to the CRA and implementing regulations. CRA ratings will be taken into account by the OTS in reviewing certain applications made by the Company and the Bank.

Limitations on Transactions with Affiliates:   The federal banking laws and regulations applicable to transactions between the Bank and its affiliates will continue to be applicable to the Bank after its conversion to a federal savings bank. In addition, as a federal savings bank, the Bank will not be permitted to extend credit to affiliates that are engaged in certain business activities that were not permitted to bank holding companies prior to the enactment of the GLB Act, nor will it be permitted to invest in securities of an affiliate other than a subsidiary of the Bank.

Regulation of Other Activities of Federally Chartered Savings Bank

The investments and activities of the Bank following its conversion to a federally chartered savings bank are subject to regulation by federal Banking agencies as described in the Regulations Applicable to Our Current Status—Regulation of Other Activities of National Banks section of this Report. In addition, Countrywide Bank will continue to be subject to the Bank Secrecy Act and other anti-money laundering laws and regulations including the USA Patriot Act of 2001.

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

•       The Department of Housing and Urban Development (“HUD”)

•       The Federal Housing Administration

•       The Department of Veteran Affairs

•       Fannie Mae, Freddie Mac and Ginnie Mae

•       The OCC or OTS as applicable

•       The Federal Home Loan Bank (“FHLB”)

•       The Federal Trade Commission

•       State regulatory authorities and Attorneys General

•       Regulation AB of the Securities and Exchange Commission

The rules, regulations and requirements of these entities, among other things, impose licensing obligations on the Company or its subsidiaries; establish standards for advertising as well as processing; underwriting and servicing mortgage loans and appraisal practices; prohibit discrimination; restrict certain loan features in some cases and fix maximum interest rates and fees in some states.

As an FHA lender, we are required to submit to the FHA Commissioner, on an annual basis, audited financial statements. Ginnie Mae, HUD, Fannie Mae and Freddie Mac require the maintenance of specified net worth levels (which vary among the entities). Our affairs are also subject to examination by the Federal Housing Commissioner to assure compliance with FHA regulations, policies and procedures.

Mortgage origination activities are subject to the Fair Housing Act, Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and the Home Ownership Equity Protection Act and the regulations promulgated under those statutes, as well as other federal laws and other regulations. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, prohibit referral fees and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, income level and annual percentage rate over certain thresholds. We expect the publication of such information to lead to heightened scrutiny of all mortgage lenders’ loan pricing and underwriting practices.

Currently, there are a number of proposed and recently enacted federal, state and local laws and regulations and guidance addressing responsible lending practices with respect to borrowers with blemished credit or nontraditional mortgage products. In general, these laws and regulations would or will impose new loan disclosure requirements; restrict or prohibit certain loan terms, fees and charges such as prepayment penalties; may require borrower counseling; and increase penalties for non-compliance. The impact of these regulations and guidance on the industry and us is uncertain at this time.

However, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that the existing laws, rules and regulations will not be applied in a manner that may adversely impact our business or make compliance more difficult or expensive.

Capital Markets Segment

Securities broker-dealer operations are subject to federal and state securities laws, as well as the rules of the United States Securities and Exchange Commission, the National Association of Securities Dealers, Inc., Financial Services Agency of Japan, Securities and Futures Commission of Hong Kong, Financial Services Authority of the United Kingdom, the National Futures Association and the Commodities and Futures Trading Commission. State, federal and foreign securities laws govern many aspects of the broker-dealer’s business, including the maintenance of required levels of capital requirements, the establishment of segregated cash accounts for the benefit of customers, the monthly and annual reporting of operating and financial data to regulators, the approval and documentation of trading activity, the retention of records and the governance of the manner in which business may be conducted with customers.

Insurance Segment

The Company, by virtue of its ownership of insurance companies, is a member of an insurance holding company group pursuant to the provisions of the insurance holding company acts (collectively the “Holding Company Acts”). The insurance company entities are subject to the various state insurance departments’ broad regulatory, supervisory and administrative powers. These powers relate primarily to: the standards of capital and solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers’ investments; the approval of rates, rules and forms; the issuance of securities by insurers; periodic examinations of the affairs of insurers; and the establishment of reserves required to be maintained for unearned premiums, losses and other purposes.

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

Deferred taxes are provided for the future tax effects of temporary differences between the book and tax basis of assets and liabilities. The Company’s primary temporary difference relates to its investment in MSRs created upon the sale of mortgage loans. According to the Internal Revenue Code and related administrative guidance, substantially all of the Company’s gain on sale of loans is recognized in future periods as servicing fee income is earned.

Countrywide is generally subject to California’s higher income tax rate for financial corporations in lieu of having to pay certain state and local personal property and other taxes that are paid by non-financial corporations. The statutory financial corporation tax rate was 10.84% for 2006 and 2005. The Company apportions taxable income to the various states in which it does business based on its level of business activity in those states, which is determined primarily by reference to payroll costs, revenues and property (including loans outstanding). Among the many factors that the Company considers in determining where to conduct its business activities are prevailing state income tax rates.

As a matter of course, the Company is regularly audited by federal, state and other tax authorities. The Internal Revenue Service has examined Countrywide’s tax returns for tax years through 2002, and is currently examining 2003 and 2004. The Company is currently under examination for tax years 2003 and 2004 by the California Franchise Tax Board, which has previously audited tax years through 2001. Management believes it has adequately provided for probable tax liabilities that may be assessed for years in which the statute of limitations remain open.

Interagency Guidance on Residential Mortgage Products

On October 4, 2006, the FRB, OCC, OTS and the federal financial regulatory agencies issued final interagency guidance on residential mortgage products that allow borrowers to defer repayment of principal and/or interest, including “interest-only” mortgage loans and “payment option” adjustable-rate mortgages, which provide a borrower with flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, in issuing this guidance, the federal banking agencies stated their concern that these and other practices described in the guidance can present risks that institutions must appropriately manage.

The guidance requires that management assess a borrower’s ability to repay the loan, including any additional principal balances resulting from negative amortization, which results when deferred interest payments are added to the principal balance. In particular, the guidance requires that for all nontraditional mortgage loan products, an institution’s analysis of a borrower’s repayment capacity should include an evaluation of their ability to repay the debt at final maturity at the fully indexed rate, assuming a fully amortizing repayment schedule. In addition, for products that permit negative amortization, the repayment analysis should be based upon the initial loan amount plus any balance increase that may accrue from the negative amortization features. The guidance contains further steps which must be taken with respect to loans that have additional risk-layering features, such as reduced documentation programs and simultaneous second liens. The guidance also articulated portfolio management measures that should be taken by institutions that originate or invest in nontraditional mortgage products. Finally, the guidance also requires that financial institutions provide customers sufficient information to clearly understand the loan terms and associated risks prior to a customer’s choosing a nontraditional mortgage product. The impact of this guidance on the industry and the Company is uncertain at this time.

Future Legislation

Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time proposed for adoption. Any new legislation may change banking or other statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on the Company’s business, results of operations or financial condition.

Basel II Capital Standards

We may be required to comply with, or decide to adopt, certain new capital and other regulatory requirements proposed by the Basel Committee on Banking Supervision, as proposed to be implemented in the United States. These proposed requirements, which are often referred to as the Basel II Accord, would, among other things, modify the capital charge applicable to credit risk and incorporate a capital charge for operational risk. The Basel II Accord also places greater reliance on market discipline than current standards. The Basel II standards will be mandatory with respect to banking organizations with total banking assets of $250 billion or more or total on-balance-sheet foreign exposure of $10 billion or more. As a bank holding company, the threshold for mandatory adoption is determined by reference to the consolidated company; following conversion to a federal savings bank, the threshold for mandatory adoption is determined by reference to the federal savings bank subsidiary. We have not yet determined whether to adopt the Basel II Accord prior to the time when the Company is required to adopt it.

If we choose to opt in, Countrywide Financial Corporation will be required to implement advanced measurement techniques employing internal estimates of certain key risk drivers to derive capital requirements. Prior to our implementation of the new capital regime, we will be required to demonstrate to our primary federal regulator that our measurement approaches meet relevant supervisory standards. Opting into Basel II may require us to meet more onerous computational requirements. U.S. regulators have proposed an effective date of January 1, 2009 with a gradual phase-in schedule. If Countrywide Financial Corporation adopts Basel II, voluntarily or mandatorily, the Basel II Accord requirements would replace existing risk-based capital requirements, or, if adopted earlier, the Basel 1A standards described below, but not the leverage capital requirements imposed under U.S. law and regulation.

In December 2006, the bank regulatory agencies issued a revised notice of proposed rulemaking with respect to a new regulatory capital framework (“Basel 1A”) which will be available to banking organizations that are not required to adopt, and have not elected to adopt, the Basel II Framework. Countrywide Bank may implement the Basel IA framework once it has been finalized and an implementation date is established, unless it has adopted the Basel II Accord. The comment period for the Basel 1A proposed rulemaking expires on March 26, 2007, after which the bank regulatory agencies will evaluate the proposed rule in light of the comments that are submitted. Among the key issues under consideration in connection with Basel 1A are the use of loan-to-value ratios to determine risk weights for most residential mortgages, an increase in the number of risk weight categories to which credit exposures may be assigned; expansion of the use of external credit ratings for certain externally rated exposures, expansion of the range of collateral and guarantors that may qualify an exposure for lower risk weights, and assessment of a risk-based capital charge to reflect the risk in securitizations with early amortization provisions.

At this time, Countrywide cannot predict the final form the Basel IA capital framework will take, when it will be implemented, the effect that it might have on Countrywide Bank’s financial condition or results of its operations, or how these effects might impact Countrywide Financial Corporation. We are monitoring the evolution of the Basel IA capital framework, its potential impact on the Bank, Countrywide Financial Corporation and the industry at large.

Workforce

At December 31, 2006, we had a workforce of 54,655, including regular employees and temporary staff, engaged in the following activities:

Workforce
Mortgage Banking:
Loan Production:
Retail Lending:
Consumer Markets	16,257
Full Spectrum Lending	8,834
25,091
Wholesale Lending	4,009
Correspondent Lending	2,506
Total Loan Production	31,606
Loan Servicing	6,980
Loan Closing Services	1,681
Banking	1,997
Capital Markets	886
Insurance	1,980
Global Operations	2,784
Corporate Administration and Other	6,741
Total	54,655

Additional Information

Countrywide Financial Corporation was incorporated in New York on March 14, 1969, and on February 6, 1987, was reincorporated in Delaware. The Company was originally named OLM Credit Industries, Inc., and has also been known as Countrywide Credit Industries, Inc.

Loan Production Tables

The following table presents our consolidated loan production by loan type for the periods indicated:

	Consolidated Mortgage Loan Production
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	723,933	776,479	826,914	1,509,925	993,538
Volume of Loans	$149,095	$159,561	$134,762	$234,526	$149,072
Percent of Total Dollar Volume	31.9%	32.0%	37.1%	53.9%	59.2%
Conventional Non-conforming Loans
Number of Loans	730,511	866,476	529,192	562,389	283,536
Volume of Loans	$211,841	$235,614	$144,663	$138,006	$62,665
Percent of Total Dollar Volume	45.2%	47.2%	39.8%	31.7%	24.9%
Nonprime Mortgage Loans
Number of Loans	245,881	278,112	250,030	124,205	63,195
Volume of Loans	$40,596	$44,637	$39,441	$19,827	$9,421
Percent of Total Dollar Volume	8.7%	8.9%	10.9%	4.6%	3.7%
Prime Home Equity Loans
Number of Loans	716,353	728,252	587,046	453,817	316,049
Volume of Loans	$47,876	$44,850	$30,893	$18,103	$11,650
Percent of Total Dollar Volume	10.2%	9.0%	8.5%	4.2%	4.6%
FHA/VA Loans
Number of Loans	89,753	80,555	105,562	196,063	157,626
Volume of Loans	$13,093	$10,714	$13,247	$24,402	$19,093
Percent of Total Dollar Volume	2.8%	2.1%	3.6%	5.6%	7.6%
Commercial Real Estate Loans
Number of Loans	620	258	30	—	—
Volume of Loans	$5,671	$3,925	$358	—	—
Percent of Total Dollar Volume	1.2%	0.8%	0.1%	0.0%	0.0%
Total Loans
Number of Loans	2,507,051	2,730,132	2,298,774	2,846,399	1,813,944
Volume of Loans	$468,172	$499,301	$363,364	$434,864	$251,901
Average Loan Amount(1)	$185,000	$181,000	$158,000	$153,000	$139,000
Non-Purchase Transactions(2)	55%	53%	51%	72%	66%
Adjustable-Rate Loans(2)	45%	52%	52%	21%	14%

(1)           Excludes commercial real estate loans.

(2)           Percentage of total loan production based on dollar volume.

The following table presents our Mortgage Banking Segment loan production by loan type:

	Mortgage Banking Segment Mortgage Loan Production(1)
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	708,613	766,613	821,932	1,509,721	993,243
Volume of Loans	$145,711	$157,271	$133,852	$234,455	$148,941
Percent of Total Dollar Volume	34.6%	36.8%	42.1%	58.9%	61.5%
Conventional Non-conforming Loans
Number of Loans	648,786	712,270	430,362	492,512	265,972
Volume of Loans	$185,566	$186,526	$114,315	$111,661	$57,041
Percent of Total Dollar Volume	44.1%	43.6%	36.0%	28.0%	23.5%
Nonprime Mortgage Loans
Number of Loans	227,313	254,172	218,821	95,062	43,938
Volume of Loans	$36,752	$40,089	$33,481	$15,525	$6,590
Percent of Total Dollar Volume	8.7%	9.3%	10.5%	3.9%	2.7%
Prime Home Equity Loans
Number of Loans	580,969	492,586	391,967	292,171	290,285
Volume of Loans	$39,962	$33,334	$23,351	$12,268	$10,848
Percent of Total Dollar Volume	9.5%	7.8%	7.4%	3.1%	4.5%
FHA/VA Loans
Number of Loans	89,753	80,445	102,207	196,058	157,359
Volume of Loans	$13,093	$10,696	$12,812	$24,401	$19,017
Percent of Total Dollar Volume	3.1%	2.5%	4.0%	6.1%	7.8%
Commercial Real Estate Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	2,255,434	2,306,086	1,965,289	2,585,524	1,750,797
Volume of Loans	$421,084	$427,916	$317,811	$398,310	$242,437
Average Loan Amount	$187,000	$186,000	$162,000	$154,000	$138,000

(1)           $106.0 billion and $8.1 billion of these loans were funded by Countrywide Bank during the years ended December 31, 2006 and 2005, respectively.

The following table presents our Correspondent Lending Channel mortgage loan production by loan type:

	Correspondent Lending Channel Loan Production
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	411,247	462,572	422,505	847,914	484,795
Volume of Loans	$84,916	$95,105	$72,411	$139,569	$77,503
Percent of Total Dollar Volume	47.7%	47.9%	54.2%	71.6%	70.8%
Conventional Non-conforming Loans
Number of Loans	255,368	307,176	153,036	151,248	74,051
Volume of Loans	$70,633	$80,854	$40,781	$34,525	$16,188
Percent of Total Dollar Volume	39.7%	40.8%	30.5%	17.7%	14.8%
Nonprime Mortgage Loans
Number of Loans	48,700	62,420	62,895	26,836	13,590
Volume of Loans	$8,067	$10,055	$9,446	$4,110	$1,869
Percent of Total Dollar Volume	4.5%	5.1%	7.1%	2.1%	1.7%
Prime Home Equity Loans
Number of Loans	111,658	106,311	69,769	31,279	44,709
Volume of Loans	$6,910	$6,496	$3,916	$1,542	$1,873
Percent of Total Dollar Volume	3.9%	3.3%	2.9%	0.8%	1.7%
FHA/VA Loans
Number of Loans	49,401	41,948	52,752	115,182	93,932
Volume of Loans	$7,502	$5,848	$7,034	$15,202	$12,041
Percent of Total Dollar Volume	4.2%	2.9%	5.3%	7.8%	11.0%
Commercial Real Estate Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	876,374	980,427	760,957	1,172,459	711,077
Volume of Loans	$178,028	$198,358	$133,588	$194,948	$109,474
Average Loan Amount	$203,000	$202,000	$176,000	$166,000	$154,000

The following table presents our Consumer Markets Division of our retail channel’s mortgage loan production by loan type:

	Consumer Markets Division’s Mortgage Loan Production
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	153,738	155,759	230,994	355,790	259,738
Volume of Loans	$33,206	$33,724	$34,852	$48,864	$35,167
Percent of Total Dollar Volume	28.0%	28.0%	36.4%	46.9%	56.5%
Conventional Non-conforming Loans
Number of Loans	191,989	246,060	157,543	183,711	74,447
Volume of Loans	$56,086	$61,419	$40,859	$39,515	$15,451
Percent of Total Dollar Volume	47.3%	51.1%	42.7%	37.9%	24.9%
Nonprime Mortgage Loans
Number of Loans	4,503	1,608	408	217	138
Volume of Loans	$559	$152	$16	$8	$5
Percent of Total Dollar Volume	0.5%	0.1%	0.0%	0.0%	0.0%
Prime Home Equity Loans
Number of Loans	333,013	303,335	258,985	213,732	159,792
Volume of Loans	$23,844	$20,935	$15,003	$8,167	$5,408
Percent of Total Dollar Volume	20.1%	17.4%	15.8%	7.8%	8.7%
FHA/VA Loans
Number of Loans	34,994	32,473	42,311	69,422	56,905
Volume of Loans	$4,901	$4,094	$4,889	$7,662	$6,158
Percent of Total Dollar Volume	4.1%	3.4%	5.1%	7.4%	9.9%
Commercial Real Estate Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	718,237	739,235	690,241	822,872	551,020
Volume of Loans	$118,596	$120,324	$95,619	$104,216	$62,189
Average Loan Amount	$165,000	$163,000	$139,000	$127,000	$113,000

The following table presents our Full Spectrum Lending Division of our retail channel’s mortgage loan production by loan type:

	Full Spectrum Lending Division Loan Production
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	33,906	24,328	11,775	4,757	621
Volume of Loans	$6,185	$4,344	$1,604	$607	$81
Percent of Total Dollar Volume	17.6%	16.9%	10.2%	7.7%	2.3%
Conventional Non-conforming Loans
Number of Loans	53,137	27,668	7,028	3,772	1,328
Volume of Loans	$11,310	$5,619	$1,312	$580	$188
Percent of Total Dollar Volume	32.3%	21.9%	8.3%	7.3%	5.2%
Nonprime Mortgage Loans
Number of Loans	90,428	95,498	77,533	38,915	20,583
Volume of Loans	$14,673	$14,679	$12,194	$6,403	$3,077
Percent of Total Dollar Volume	41.8%	57.2%	77.4%	80.7%	85.8%
Prime Home Equity Loans
Number of Loans	49,964	16,665	10,432	5,286	3,319
Volume of Loans	$2,899	$1,028	$646	$345	$240
Percent of Total Dollar Volume	8.3%	4.0%	4.1%	4.3%	6.7%
FHA/VA Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Commercial Real Estate Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	227,435	164,159	106,768	52,730	25,851
Volume of Loans	$35,067	$25,670	$15,756	$7,935	$3,586
Average Loan Amount	$154,000	$156,000	$148,000	$150,000	$139,000

The following table presents our Wholesale Lending Channel mortgage loan production by loan type:

	Wholesale Lending Channel Loan Production
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	109,722	123,954	156,658	301,260	248,089
Volume of Loans	$21,404	$24,098	$24,985	$45,415	$36,190
Percent of Total Dollar Volume	23.9%	28.8%	34.3%	49.8%	53.9%
Conventional Non-conforming Loans
Number of Loans	148,292	131,366	112,755	153,781	116,146
Volume of Loans	$47,537	$38,634	$31,363	$37,041	$25,214
Percent of Total Dollar Volume	53.2%	46.3%	43.1%	40.6%	37.5%
Nonprime Mortgage Loans
Number of Loans	83,682	94,646	77,985	29,094	9,627
Volume of Loans	$13,453	$15,203	$11,825	$5,004	$1,639
Percent of Total Dollar Volume	15.0%	18.2%	16.2%	5.5%	2.4%
Prime Home Equity Loans
Number of Loans	86,334	66,275	52,781	41,874	82,465
Volume of Loans	$6,309	$4,875	$3,786	$2,214	$3,327
Percent of Total Dollar Volume	7.1%	5.8%	5.2%	2.4%	5.0%
FHA/VA Loans
Number of Loans	5,358	6,024	7,144	11,454	6,522
Volume of Loans	$690	$754	$889	$1,537	$818
Percent of Total Dollar Volume	0.8%	0.9%	1.2%	1.7%	1.2%
Commercial Real Estate Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	433,388	422,265	407,323	537,463	462,849
Volume of Loans	$89,393	$83,564	$72,848	$91,211	$67,188
Average Loan Amount	$206,000	$198,000	$179,000	$170,000	$145,000

The following table presents our Capital Markets mortgage loan production by loan type. Non-commercial real estate loans consist of mortgage loans managed on behalf of CHL:

	Capital Markets Mortgage Loan Production
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Conventional Non-conforming Loans
Number of Loans	47,363	56,398	37,211	45,284	17,564
Volume of Loans	$13,710	$16,384	$11,410	$17,609	$5,624
Percent of Total Dollar Volume	58.8%	65.6%	61.8%	79.3%	65.0%
Nonprime Mortgage Loans
Number of Loans	18,568	23,940	31,209	29,143	19,257
Volume of Loans	$3,844	$4,548	$5,960	$4,302	$2,831
Percent of Total Dollar Volume	16.5%	18.2%	32.3%	19.4%	32.6%
Prime Home Equity Loans
Number of Loans	1,832	1,407	2,440	6,228	3,037
Volume of Loans	$104	$80	$274	$288	$128
Percent of Total Dollar Volume	0.4%	0.3%	1.5%	1.3%	1.5%
FHA/VA Loans
Number of Loans	—	83	3,355	5	267
Volume of Loans	—	$16	$435	$1	$76
Percent of Total Dollar Volume	0.0%	0.2%	2.4%	0.0%	0.9%
Commercial Real Estate Loans
Number of Loans	620	258	30	—	—
Volume of Loans	$5,671	$3,925	$358	—	—
Percent of Total Dollar Volume	24.3%	15.7%	2.0%	0.0%	0.0%
Total Loans
Number of Loans	68,383	82,086	74,245	80,660	40,125
Volume of Loans	$23,329	$24,953	$18,437	$22,200	$8,659
Average Loan Amount(1)	$261,000	$257,000	$244,000	$275,000	$216,000

(1)          Excludes commercial real estate loans

The following table presents our mortgage loan production for our Banking Operations by loan type:

	Banking Operations Mortgage Loan Production
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	15,320	9,866	4,982	204	295
Volume of Loans	$3,384	$2,290	$910	$71	$131
Percent of Total Dollar Volume	14.2%	4.9%	3.4%	0.5%	16.3%
Conventional Non-conforming Loans
Number of Loans	34,362	97,808	61,619	24,593	—
Volume of Loans	$12,565	$32,704	$18,938	$8,736	—
Percent of Total Dollar Volume	52.9%	70.5%	69.8%	60.9%	0.0%
Nonprime Mortgage Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Prime Home Equity Loans
Number of Loans	133,552	234,259	192,639	155,418	22,727
Volume of Loans	$7,810	$11,436	$7,268	$5,547	$674
Percent of Total Dollar Volume	32.9%	24.6%	26.8%	38.6%	83.7%
FHA/VA Loans
Number of Loans	—	27	—	—	—
Volume of Loans	—	$2	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Commercial Real Estate Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	183,234	341,960	259,240	180,215	23,022
Volume of Loans	$23,759	$46,432	$27,116	$14,354	$805
Average Loan Amount	$130,000	$136,000	$105,000	$80,000	$35,000

Item 1A.                Risk Factors

Forward-Looking Statements

Factors That May Affect Our Future Results

We make forward-looking statements in this Report and in other reports we file with the SEC and in press releases. Our management may make forward-looking statements orally in a public forum to analysts, investors, the media and others. Generally, forward-looking statements include:

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

Our business and earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board (“FRB”), which regulates the supply of money and credit in the United States. The FRB’s policies influence the size of the mortgage origination market, which significantly impacts the earnings of our Loan Production Sector and the value of our investment in MSRs and retained interests. The FRB’s policies also influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. Changes in those policies are beyond our control and difficult to predict and can have a material effect on the Company’s business, results of operations and financial condition.

Political conditions can also impact our earnings. Acts or threats of war or terrorism, as well as actions taken by the U.S. or other governments in response to such acts or threats, could impact business and economic conditions in the United States.

The volatility of interest rates may significantly affect our earnings

The level and volatility of interest rates significantly affect the mortgage industry. For example, a decline in mortgage rates generally increases the demand for home loans as borrowers refinance, but also generally leads to accelerated payoffs in our mortgage servicing portfolio, which negatively impacts the value of our MSRs.

We attempt to manage interest rate risk in our mortgage banking business primarily through the natural counterbalance of our loan production and servicing operations. In addition, we also use derivatives extensively to manage the interest rate, or price, risk inherent in our assets, liabilities and loan commitments. Our main objective in managing interest rate risk is to moderate the impact of changes in interest rates on our earnings over time; however our interest rate risk management strategies may result in significant earnings volatility in the short term. The success of our interest rate risk management strategies is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production operations in various interest rate environments. There are many market factors that impact the performance of our interest rate risk management activities including interest rate volatility, the shape of the yield curve and the spread between mortgage interest rates and Treasury or swap rates. The success of this strategy impacts our net income. This impact, which can be either positive or negative, can be material.

We may experience credit losses due to downward trends in the economy and in the real estate market

Our profitability in our Mortgage Banking, Banking and Capital Markets Segments is impacted by the ability of our customers to repay their loans. These loans are underwritten in accordance with prescribed guidelines. While we sell most of the loans we produce, we retain credit risk in the form of credit-subordinated securities and loans held for investment, and through the representations and warranties we make to the investors in the loans we sell and through the issuance of corporate guarantees. Our credit-subordinated securities are the first beneficial interests in loan sales to absorb any credit losses, and the buyers of our loans will make more claims against our corporate guarantees and representations and warranties if more of our borrowers default on their loans. While we estimate and provide for credit losses accruing to our credit-subordinated securities and for the corporate guarantees and representations and warranties, worsening economic and real estate market conditions could negatively impact the value of the credit subordinated securities we retain and increase our liabilities under our corporate guarantees and representations and warranties.

Likewise, worsening economic conditions increase the risk that our borrowers will not be able to repay our portfolio loans, and worsening real estate market conditions increase the risk that the value of the properties securing our loans will be insufficient to repay amounts owing to us in the event our borrowers default on the loans. Another factor that may contribute to higher delinquency and default rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to hybrid mortgage loans after their initial fixed rate period, and with respect to mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates.

Our profitability can be affected by secondary mortgage market investor demand

Nearly all of the mortgage loans that we originate in our Mortgage Banking and Capital Markets Segments are sold into the secondary mortgage market. Our ability to sell loans at acceptable margins is affected by many factors including the relative demands for such loans and mortgage-backed securities evidencing interests in such loans, the cost of credit enhancements, investor perceptions of such loans and mortgage-backed securities and the risks posed by such products.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain

We have identified several accounting policies as being “critical” to the presentation of our financial condition and results of operations because they involve major aspects of our business, they require management to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to our gain on sale of loans and securities, valuation of MSRs and retained interests, valuation of liabilities incurred in sale or securitization of loans, allowance for loan losses, and accounting for derivatives and our related interest rate risk management activities. Because of the inherent uncertainty of the estimates associated with these critical accounting policies, we cannot provide any assurance that we will not make significant subsequent adjustments to the related amounts recorded. For more information, please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies section in this Report.

The industries in which we operate are highly competitive

We operate in highly competitive industries that could become even more competitive as a result of economic, legislative, regulatory and technological changes. For example, competition to produce mortgage loans comes primarily from large commercial banks, savings institutions and investment banks. Many of our competitors in this market have fewer regulatory constraints. For example, national banks and federal savings and loan institutions are not subject to certain state laws and regulations targeted at predatory lending practices and we could be at a competitive disadvantage with respect to fulfilling legitimate nonprime credit opportunities. Another competitive consideration is that other companies are less reliant on the secondary mortgage market for funding due to their greater portfolio lending capacity.

We face competition in such areas as mortgage product offerings, rates and fees, and customer service, both at the retail and institutional level. In addition, technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services generally. This has intensified competition among banking as well as nonbanking companies in offering financial products and services.

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

Changes in laws and regulations could adversely affect our business

We are heavily regulated by banking, mortgage lending and insurance laws at the federal, state and local levels, and proposals for further regulation of the financial services industry are continually being introduced. We are subject to many other federal, state and local laws and regulations that affect our business, including those regarding taxation and privacy. Congress and state legislatures, as well as federal and state regulatory agencies and local governments, review such laws, regulations and policies and periodically propose changes or issue guidance that could affect us in substantial and unpredictable ways. Such changes could, for example, limit the types of financial services and products we offer, or limit our liability or increase our cost to offer such services and products. It is possible that one or more legislative proposals may be adopted or regulatory changes may be implemented that would have an adverse effect on our business. Our failure to comply with such laws or regulations, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect our earnings.

We depend on the accuracy and completeness of information about customers and counterparties

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to borrowers under certain loan programs, we assume that the information provided by a customer is accurate and complete and we do not independently verify that information. Our financial condition and results of operations could be negatively impacted to the extent we rely on customer information that is not complete or accurate.

We are exposed to operational risks

Countrywide, like all large corporations, is exposed to many types of operational risk, including the risk of fraud by employees or outsiders, misinterpretation or misapplication of rules, regulations or other requirements, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Given the high volume of transactions at Countrywide, certain errors may be repeated or compounded before they are discovered and successfully corrected. Our dependence upon automated systems to record and process transaction volume may further increase the risk that technical system flaws, or employee tampering or mistakes or manipulation of those systems will result in losses that are difficult to detect. We may be subject to disruptions of our systems arising from events that are wholly or partially beyond our control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to loss or liability. We are exposed to the risk that our external vendors may be unable to fulfill their contractual obligation to us (or will be subject to the same risk of fraud or operational errors by their respective employees as we are), and to the risk that our (or our vendors’) business continuity and data security systems prove not to be adequate to allow us to resume operations in the event of a disruption to our (or our vendors’) operations. We also face the risk that the design of our controls and procedures prove inadequate or are circumvented, thereby causing delays in detection or errors in information. Although we maintain a system of controls designed to manage operational risk at appropriate levels, there can be no assurance that we will not suffer losses from operational risks in the future that may be material in amount.

Our business could suffer if we fail to attract and retain a highly skilled workforce

Our success depends, in large part, on our ability to attract and retain a highly skilled workforce. Competition for the best people in most activities we engage in can be intense. If we are unable to attract and retain such people, our business and financial results could be adversely impacted.

New lines of business or new products and services may subject us to additional risks

We are focused on implementing new lines of business and offering new products or services within existing lines of business. There are substantial uncertainties and risks associated with these efforts. For example, profitability targets may not prove feasible as a result of various factors, such as compliance with regulations, competitive alternatives, and shifting market preferences. Failure to successfully achieve performance expectations or manage these risks could have a material adverse effect on our business, results of operations and financial condition.

Other Factors

The above description of risk factors is not exhaustive. Other factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•       Increased cost of debt or loss of access to corporate debt markets, which may be caused by, for example, a loss of investment-grade credit ratings

•       Unforeseen cash or capital requirements

•  A reduction in government support of homeownership

•       A change in our relationship with the housing-related government agencies and government sponsored enterprises (“GSEs”)

•       Changes in regulations or the occurrence of other events that impact the business, operation or prospects of GSEs

•  Changes in generally accepted accounting principles or in the legal, regulatory and legislative environments in the markets in which the Company operates

•       The ability of management to effectively implement the Company’s strategies and business plans

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We have 40 office locations that support our administrative, loan production and loan servicing activities. These locations are office buildings or space in office buildings and most are located in Southern California, Dallas-Fort Worth, Texas, Tampa, Florida and Chandler, Arizona. Of these locations, we own 22 properties and lease 18 properties, which are generally on one- to ten-year terms. These locations are primarily used in our Mortgage Banking and Banking Segments, with approximately 11 being used by our Capital Markets and Insurance Segments. We have two locations in the U.K. and three in India that are primarily used by our Global Segment. We also have retail branch offices throughout the United States, which are generally leased on two- to five-year terms and which are used primarily by our Mortgage Banking Segment.

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

Based on our current knowledge, we do not believe that liabilities beyond those already recorded, if any, arising from any single pending action or proceeding will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries. We are not, however, able to predict with certainty the outcome or timing of the resolution of any of these actions or proceedings or the ultimate impact on us or our results of operations in a particular future period.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange (Symbol: CFC). Until January 27, 2007, the Company’s common stock was also listed on the NYSE Arca, Inc., formerly the Pacific Stock Exchange. The Company decided to voluntarily delist its common stock from NYSE Arca, Inc. to streamline operations and eliminate duplicative requirements inherent in dual listings as a result of the NYSE Group’s recent merger with the parent company of NYSE Arca, Inc. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for the Company’s common stock and the amount of cash dividends declared during the last two periods:

For the Year Ended December 31, 2005

	Stock Price		Cash Dividends
Period Ended	High	Low	Declared
March 31, 2005	$38.65	$31.19	$0.14
June 30, 2005	$40.31	$30.54	$0.15
September 30, 2005	$39.64	$32.38	$0.15
December 31, 2005	$36.74	$29.35	$0.15

For the Year Ended December 31, 2006

	Stock Price		Cash Dividends
Period Ended	High	Low	Declared
March 31, 2006	$37.23	$31.86	$0.15
June 30, 2006	$43.67	$35.93	$0.15
September 30, 2006	$39.99	$32.20	$0.15
December 31, 2006	$43.09	$34.50	$0.15

The Company has declared and paid cash dividends on its common stock quarterly since 1982. The Board of Directors of the Company declares dividends based on its review of the most recent quarter’s profitability along with the Company’s earnings prospects and capital requirements. During the years ended December 31, 2006 and 2005, the Company declared quarterly cash dividends totaling $0.60 and $0.59 per share, respectively.

The ability of the Company to pay dividends in the future is limited by the earnings, cash position, retained earnings and capital needs of the Company, projected growth rates, liquidity, general business conditions and other factors deemed relevant by the Company’s Board of Directors. The Company is prohibited under certain of its debt agreements, including its guarantee of CHLs’ revolving credit facility, from paying dividends on any capital stock (other than dividends payable in capital stock or stock rights) if in default. The ability of the Company to pay dividends may also be limited by banking regulations.

The primary source of funds for payments to stockholders by the Company is dividends received from its subsidiaries. Accordingly, such payments by the Company in the future also depend on various restrictive covenants in the debt obligations of its subsidiaries, the earnings, the cash position and the capital needs of its subsidiaries, as well as laws and regulations applicable to its subsidiaries. Unless the Company and CHL each maintains specified minimum levels of net worth and certain other financial ratios, dividends cannot be paid by the Company and CHL to remain in compliance with certain of CHL debt obligations (including its revolving credit facility). See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

As of February 26, 2007 there were 1,831 shareholders of record of the Company’s common stock, with 589,817,197 common shares outstanding.

The following table shows Company repurchases of its common stock for each calendar month during the quarter ended December 31, 2006.

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Amount That May Yet Be Purchased Under the Plan or Program(2)
October	3,079	$38.18	—	n/a
November	38,641,941	$38.82	38,639,876	$1.0 billion
December	675	$40.41	—	n/a
Total	38,645,695	$38.82	—	n/a

(1)          The shares indicated in this table represent shares of common stock repurchased and the withholding of a portion of restricted shares and stock appreciation rights to cover taxes on vested restricted shares and exercised stock appreciation rights.

(2)          The Board of Directors authorized a share repurchase program of up to $2.5 billion. In connection with this program, the Company repurchased 38,639,876 shares of its common stock in November 2006, financed through the issuance of junior subordinated debentures.

Item 6.                        Selected Consolidated Financial Data

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollar amounts in thousands, except per share data)
Statement of Earnings Data(1):
Revenues:
Gain on sale of loans and securities	$5,681,847	$4,861,780	$4,842,082	$5,887,436	$3,471,209
Net interest income after provision for loan losses	2,688,514	2,237,935	1,965,541	1,359,390	765,665
Net loan servicing fees and other income (loss) from MSRs and retained interests	1,300,655	1,493,167	465,650	(463,050)	(865,752)
Net insurance premiums earned	1,171,433	953,647	782,685	732,816	561,681
Other	574,679	470,179	510,669	462,050	358,864
Total revenues	11,417,128	10,016,708	8,566,627	7,978,642	4,291,667
Expenses:
Compensation	4,373,985	3,615,483	3,137,045	2,590,936	1,773,318
Occupancy and other office	1,030,164	879,680	643,378	525,192	403,976
Insurance claims	449,138	441,584	390,203	360,046	277,614
Advertising and promotion	260,652	229,183	171,585	103,902	86,278
Other	969,054	703,012	628,543	552,794	407,458
Total expenses	7,082,993	5,868,942	4,970,754	4,132,870	2,948,644
Earnings before income taxes	4,334,135	4,147,766	3,595,873	3,845,772	1,343,023
Provision for income taxes	1,659,289	1,619,676	1,398,299	1,472,822	501,244
Net earnings	$2,674,846	$2,528,090	$2,197,574	$2,372,950	$841,779
Per Share Data:
Earnings
Basic	$4.42	$4.28	$3.90	$4.44	$1.69
Diluted	$4.30	$4.11	$3.63	$4.18	$1.62
Cash dividends declared	$0.60	$0.59	$0.37	$0.15	$0.09
Stock price at end of period	$42.45	$34.19	$37.01	$25.28	$12.91
Selected Financial Ratios:
Return on average assets	1.28%	1.46%	1.80%	2.65%	1.77%
Return on average equity	18.81%	22.67%	23.53%	34.25%	18.20%
Dividend payout ratio	13.49%	13.81%	9.53%	3.39%	6.67%
Selected Operating Data (in millions):
Loan servicing portfolio(2)	$1,298,394	$1,111,090	$838,322	$644,855	$452,405
Volume of loans originated	$468,172	$499,301	$363,364	$434,864	$251,901
Volume of Mortgage Banking loans sold	$403,035	$411,848	$326,313	$374,245	$241,601

(1)          Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

(2)          Includes warehoused loans and loans under subservicing agreements.

	December 31,
	2006	2005	2004	2003	2002
	(dollar amounts in thousands, except per share data)
Selected Balance Sheet Data at End of Period(1):
Loans:
Held for sale	$31,272,630	$36,808,185	$37,347,326	$24,103,625	$15,042,072
Held for investment	78,085,757	69,865,447	39,661,191	26,375,958	6,081,598
	109,358,387	106,673,632	77,008,517	50,479,583	21,123,670
Securities purchased under agreements to resell, securities borrowed and federal funds sold	27,269,897	23,317,361	13,456,448	10,448,102	5,997,368
Investments in other financial instruments	12,769,451	11,260,725	9,834,214	12,647,213	10,736,244
Mortgage servicing rights, at fair value	16,172,064	—	—	—	—
Mortgage servicing rights, net	—	12,610,839	8,729,929	6,863,625	5,384,933
Other assets	34,376,431	21,222,813	19,466,597	17,539,150	14,816,316
Total assets	$199,946,230	$175,085,370	$128,495,705	$97,977,673	$58,058,531
Deposit liabilities	$55,578,682	$39,438,916	$20,013,208	$9,327,671	$3,114,271
Securities sold under agreements to repurchase and federal funds purchased	42,113,501	34,153,205	20,465,123	32,013,412	22,634,839
Notes payable	71,487,584	76,187,886	66,613,671	39,948,461	19,821,536
Other liabilities	16,448,617	12,489,503	11,093,627	8,603,413	7,326,752
Common shareholders’ equity	14,317,846	12,815,860	10,310,076	8,084,716	5,161,133
Total liabilities and shareholders’ equity	$199,946,230	$175,085,370	$128,495,705	$97,977,673	$58,058,531
Selected Financial Ratios:
Equity to average assets	6.82%	6.45%	7.66%	7.74%	9.70%
MSR capitalization ratio at period end	1.38%	1.29%	1.15%	1.18%	1.28%
Tier 1 risk-based capital ratio	11.6%	10.7%	11.1%	12.8%	12.2%
Total risk-based capital ratio	12.8%	11.7%	11.7%	13.7%	13.6%

(1)           Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Report, references to “we,” “our,” “the Company” or “Countrywide” refer to Countrywide Financial Corporation and its consolidated subsidiaries unless otherwise indicated. This discussion includes forward-looking statements which are subject to certain risks and uncertainties as discussed in the preceding Item IA. Risk Factors of this Report.

Overview

This section gives an overview of critical items that are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Who We Are

We are a diversified financial services company engaged in real estate-finance related businesses. We organize our business into five segments—Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.

Results of Operations

Following is a summary of our key performance measurements for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005	% Change
	($ in millions, except per share amounts)
Consolidated Company
Revenues	$11,417	$10,017	14%
Net Earnings	$2,675	$2,528	6%
Diluted EPS	$4.30	$4.11	5%
Total Assets ($ in billions)	$200	$175	14%
Key Segment Pre-tax Earnings
Mortgage Banking	$2,062	$2,435	(15%)
Banking	$1,380	$1,074	28%
Capital Markets	$554	$452	23%
Insurance	$320	$184	74%
Key Operating Statistics ($ in billions)
Total Loan Fundings	$468	$499	(6%)
Mortgage Banking Loan Sales	$403	$413	(2%)
Ending Loan Servicing Portfolio	$1,298	$1,111	17%
Ending Assets of Banking Operations	$83	$73	13%

Our consolidated net earnings for 2006 were $2,675 million, an increase of 6% from 2005’s net earnings of $2,528 million. The increase in our earnings resulted primarily from an increase in earnings from our Banking and Capital Markets Segments, which produced pre-tax earnings of $1,380 million and $554 million, respectively, increases of 28% and 23% from the prior year. These increases partially were offset by a decrease in the profitability of our Mortgage Banking Segment. The increase in profitability of our Banking Segment was primarily due to a 31% increase in average interest-earning assets in Banking Operations from 2005. The increase in profitability of our Capital Markets Segment was due to an increase in revenue from all of the segment’s activities.

Our Mortgage Banking Segment remains the largest contributor to our earnings. The Mortgage Banking Segment is comprised of three sectors: Loan Production, Loan Servicing and Closing Services. In

2006, the Mortgage Banking Segment contributed 48% of consolidated pre-tax income, or $2,062 million. This was a decrease of 15% from 2005, primarily due to a 21% decrease in the profitability of our Production Sector. The Production Sector’s results were negatively impacted by reduced loan production and sales, along with our continuing investment in increasing the sector’s production capacity. Loan production was affected by the reduced size of the mortgage market, which we estimated was $2.9 trillion for 2006 compared to $3.3 trillion for 2005. Based on our estimates of the size of the mortgage market, we increased our consolidated market share to 16.0% for 2006 from 14.9% in the year-ago period. Our market share growth came from increased production primarily from our Retail Channel.

Credit

Historically, our primary source of credit risk has been the continuing investment and/or obligations we retain either in the form of credit-enhancing subordinated interests, representations and warranties issued when we sell or securitize loans or corporate guarantees. Estimated credit losses are considered in the valuation of our subordinated interests; however, the entire carrying value of such interests is generally at risk in that cash flow accruing to these interests is available to absorb credit losses in the loan pools underlying such subordinated interests. We held $2.0 billion of subordinated interests at December 31, 2006, an increase of 16% from December 31, 2005. Our recorded liability for representations and warranties was $390.2 million at December 31, 2006, an increase of 108% from December 31, 2005. Our corporate guarantees provided in the financial statements at December 31, 2006 and 2005 were $45.4 million and $27.6 million, respectively. The contractual limit of our corporate guarantees exceeded the amounts recorded by $490.5 million and $349.9 million at December 31, 2006 and 2005, respectively.

As our portfolio of investment loans has grown, our portfolio credit risk has also grown. Our allowance for credit losses was $269.2 million at December 31, 2006, an increase of 36% from December 31, 2005. The increase in our allowance for loan losses reflects prevailing real estate market and economic conditions and the seasoning of the Bank’s investment loan portfolio. We expect the allowance for loan losses to increase, both in absolute terms and as a percentage of our loan portfolio as our loan portfolio continues to season and as current market conditions develop. However, we believe that our investment criteria have provided us with a high quality investment portfolio and that our credit losses should stay within acceptable levels. We also believe our allowances and provisions for credit losses are adequate pursuant to generally accepted accounting principles.

Liquidity and Capital

As part of our ongoing capital optimization plan, our Board of Directors authorized a share repurchase program of up to $2.5 billion. In connection with this program, we repurchased $1.5 billion of our common stock in November 2006 and financed this activity through the issuance of junior subordinated debentures. The transaction is subject to a market price adjustment payment based on the actual volume-weighted average price of our common stock during the repurchase period. The price adjustment payment will be settled, at our election, in our common stock or cash. The final settlement is expected to occur in the second quarter of 2007.

At December 31, 2006, we exceeded the regulatory capital requirements to be classified as “well capitalized,” with a Tier 1 risk-based capital ratio of 11.6% and a total risk based ratio of 12.8%. Our public ratings were classified “investment grade,” with long-term ratings of A, A3 and A by Standard & Poors, Moody’s Investors Service and Fitch, respectively.

Outlook

We estimate the mortgage market for 2007 to be $2.6 trillion as compared to our estimate of $2.9 trillion for 2006. We believe that this decline will result in further industry consolidation as companies either exit the business or attempt to align themselves with stronger entities. In addition to lower mortgage loan volumes in 2007, we believe that the industry will also experience continued pressure on margins and housing prices, as well as increased defaults and foreclosures.

In early 2007, we have observed an increase in investor yield requirements for nonprime loans, which may adversely impact the gain on sale realized from such loans. The increased investor yield requirements, separately or combined with the trend of increasing defaults and foreclosures, may also have a negative impact on the value of our credit-subordinated securities. In addition, increasing defaults and foreclosures, along with a slowdown in home price appreciation (or price depreciation in some markets) and worsening economic conditions may result in higher credit losses in the future.

Critical Accounting Policies

The accounting policies with the greatest impact on our financial condition and results of operations that require the most judgment, and which are most likely to result in materially different amounts being recorded under different conditions or using different assumptions, pertain to our mortgage securitization activities; our investments in MSRs and retained interests; our measurement of provisions and reserves associated with the credit risk inherent in our operations and our use of derivatives to manage interest rate risk. Our critical accounting policies involve the following five areas: 1) accounting for gain on sales of loans and securities; 2) accounting for MSRs and retained interests, including valuation of MSRs and retained interests; 3) valuation of liabilities incurred in sale or securitization of loans; 4) allowance for loan losses; and 5) accounting for derivatives and our related interest rate risk management activities.

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

Gain on Sale of Loans and Securities

When we sell loans in the secondary mortgage market, we generally do not sell the MSRs that are created. Depending on the type of securitization, we may also retain other financial interests, including interest-only securities, principal-only securities and residual securities.

We determine the gain on sale of a security or loans by allocating the carrying value of the underlying mortgage loans between securities or loans sold and the interests we continue to hold, based on their relative fair values. The gain on sale we report is the difference between the proceeds we receive from the sale and the cost allocated to the securities or loans sold. The proceeds include cash and other assets obtained (primarily MSRs) less any liabilities incurred (i.e., liabilities for representations and warranties or other recourse provisions). The timing of gain recognition is dependent on the terms of the transaction meeting very specific accounting criteria and, as a result, the gain on sale may be recorded in a different form or in a different accounting period from when the transfer of the loans is completed. In addition, the amount of gain on sale recorded is influenced by the values of the MSRs and retained interests at the time of sale. See the Valuation of MSRs and Retained Interest section of this Report for a discussion of the judgments and estimates involved in the valuation of MSRs and retained interests.

Here is an example of how this accounting works:

Carrying value of mortgage loans underlying a security(1)	$1,000,000
Fair values:
Security	$999,000
MSRs	10,000
Retained interests	4,000
Liabilities incurred	(1,000)
Sales proceeds:
Cash	$999,000
MSRs	10,000
Liabilities incurred	(1,000)
$1,008,000
Fair value used to allocate basis:
Loans sold (sales proceeds)	$1,008,000
Retained interests	4,000
$1,012,000
Computation of gain on sale of security:
Sales proceeds	$1,008,000
Less: Cost allocated to loans sold [$1,000,000 × ($1,008,000÷$1,012,000)]	996,047
Gain on sale	$11,953
Initial recorded value of retained interests ($1,000,000 - $996,047)	$3,953

(1)          The carrying value of mortgage loans includes the outstanding principal balance of the loans, net of deferred origination costs and fees, any premiums or discounts and any basis adjustment resulting from hedge accounting.

Valuation of MSRs and Retained Interests

The precise market value of MSRs and retained interests cannot be readily determined because these assets are not actively traded in stand-alone markets. Considerable judgment is required to determine the fair values of our MSRs and retained interests, and the exercise of such judgment can significantly impact the Company’s earnings. Small changes in the assumptions used to estimate the value of MSRs and retained interests can have a significant effect on our estimates of value. Similarly, relatively small changes in value of these assets can have a material effect on earnings for a particular period. As a result, senior financial management exercises extensive and active oversight of this process. The Company’s Asset/Liability Committee, which is comprised of several of our senior financial executives, ultimately determines the valuation of MSRs and retained interests.

Our MSR valuation process combines the use of a discounted cash flow model and extensive analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow assumptions and prepayment assumptions used in our discounted cash flow model are based on market factors and encompass the historical performance of our MSRs. We believe that the assumptions we use are consistent with assumptions and data used by market participants valuing similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate (projected London Inter Bank Offering Rate (“LIBOR”) plus option-adjusted spread). These variables can, and generally do, change from quarter to quarter as market conditions and projected interest rates change. The current market data utilized in the MSR valuation process and in the assessment of the reasonableness of our valuation is obtained from peer group MSR valuation surveys, MSR market trades, MSR broker valuations and prices of interest-only securities.

The following table shows the key assumptions we used to determine the fair values of our MSRs at December 31, 2006 and the value sensitivity of our MSRs to changes in such assumptions.

MSRs
(dollar amounts in thousands)
Fair value of MSRs	$16,172,064
Fair value as a percentage of MSR portfolio	1.38%
Weighted-average service fee	0.34%
Multiple of net service fee	4.0
Weighted-average life (in years)	5.8
Weighted-average annual prepayment speed	21.0%
Impact of 5% adverse change	$116,095
Impact of 10% adverse change	$227,104
Impact of 20% adverse change	$435,845
Weighted-average OAS(1)	6.2%
Impact of 5% adverse change	$129,460
Impact of 10% adverse change	$256,746
Impact of 20% adverse change	$505,029

(1)          Option-adjusted spread over LIBOR.

The yield implied in the market value of the MSRs was 10.4% at December 31, 2006.

For our retained interests, we also estimate fair value through the use of discounted cash flow models. The key assumptions used in the valuation of our retained interests include mortgage prepayment speeds, discount rates, and for retained interests containing credit risk, the net lifetime credit losses. For further discussion of credit risk, see section in this Report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Retained in Loan Sales. We develop cash flow, prepayment and net lifetime credit loss assumptions based on the historical performance of the loans underlying our retained interests. We believe that such empirical data are consistent with assumptions that other major market participants use in determining such assets’ fair values. The process for estimating lifetime credit losses used in the valuation of residual interests or the valuation of liabilities incurred is similar. See the section following entitled Valuation of Liabilities Incurred in the Sale of Loans for additional discussion of estimated lifetime credit losses.

The following table shows the key assumptions we used to determine the fair values of our retained interests at December 31, 2006, and the fair value sensitivity of our retained interests to changes in such assumptions.

Retained Interests
(dollar amounts in thousands)
Fair value of retained interests	$3,040,575
Weighted-average life (in years)	2.8
Weighted-average annual prepayment speed	32.2%
Impact of 5% adverse change	$91,746
Impact of 10% adverse change	$172,883
Impact of 20% adverse change	$313,420
Weighted-average annual discount rate	17.3%
Impact of 5% adverse change	$33,809
Impact of 10% adverse change	$60,475
Impact of 20% adverse change	$127,056
Weighted-average net lifetime credit losses	2.6%
Impact of 5% adverse change	$48,550
Impact of 10% adverse change	$117,336
Impact of 20% adverse change	$224,616

These sensitivities shown for MSRs and retained interests are solely for illustrative purposes and should be used with caution. This information is furnished to provide the reader with a basis for assessing the sensitivity of the values presented to changes in key assumptions. As the figures indicate, changes in fair value based on a given percentage variation in individual assumptions generally cannot be extrapolated. In addition, in the above tables, the effect of a variation in a particular assumption on the fair value of the MSRs or retained interests is calculated without changing any other assumption. In reality, changes in one factor may coincide with changes in another, which could compound or counteract the sensitivities.

Valuation of Liabilities Incurred in Sale of Loans

We incur liabilities in our loan sales and securitizations through representations and warranties we make or through other recourse provisions, such as corporate guarantees. An active market to transfer the liabilities relating to representations and warranties and corporate guarantees does not exist. Therefore, management must estimate the fair value of such liabilities. When credit risk is retained through liabilities incurred in the sale or securitization of loans, the lifetime credit losses are estimated as follows and are discounted at a risk-free rate of return.

•       Lifetime credit losses are developed by estimating when and how many loans will default and multiplying that amount by how much of the loan will be uncollectible (“loss severity”).

•       Default rates are estimated using default curves used for pricing securities backed by the type of loans for which the obligation is being retained.

•       Loss severities are estimated using multi-attribute severity models similar in nature to those used to calculate probability of default.

Our process for estimating lifetime credit losses benefits from the extensive history and experience we have developed from our mortgage loan servicing portfolio. This estimation process is also subject to the uncertainties that reliance on historical information factors giving rise to losses and offsetting recoveries does not accurately reflect current conditions or predict future events. The effect of changes in certain key assumptions on our estimated liability for representations and warranties and corporate guarantees is as follows:

Liability for Representations and Warranties and Corporate Guarantees
(in thousands)
Liability for representations and warranties and corporate guarantees at December 31, 2006	$435,536
Impact of a change in default rates on the liability of a:
5% adverse change	$9,925
10% adverse change	$19,849
20% adverse change	$39,698
Impact of a change in loss severity on the liability of a:
5% adverse change	$17,643
10% adverse change	$35,286
20% adverse change	$70,572

Credit risk is an integral consideration in the valuation of retained interests. The impact of changes in credit loss assumptions on the value of retained interests is included in the section, Valuation of MSRs and Retained Interests.

Allowance for Loan Losses

The allowance for loan losses is our best estimate of the credit losses incurred in our loan investment portfolio.

We continually assess the credit quality of our portfolios of loans held for investment to identify and provide for losses incurred. Once a loan is included in our investment portfolio, how we assesses loan credit quality is based on whether the loan is part of a pool of homogeneous loans or is individually evaluated for impairment.

Homogeneous Loan Pools

Our mortgage loan portfolios are comprised primarily of large groups of homogeneous loans that are secured by residential real estate and are made to consumers. We do not evaluate individual homogenous loans for impairment. We estimate the losses incurred in our homogeneous loan pools by estimating how many of the loans will default and how much of the loans’ balances will be lost in the event of default.

We estimate how many of our homogeneous loans will default based on the loans’ attributes (occupancy, loan-to-value, borrower credit score, etc.) which is further broken down by present collection status (delinquency). This estimate is based on our historical experience with our loan servicing portfolio. The likelihood of default is based on analysis of movement of loans with the measured attributes from each delinquency category to default over a twelve-month period. Loans more than 90 days past due are assigned a rate of default that measures the percentage of such loans that will default over their lives as we assume that the condition causing the ultimate default presently exists. We estimate how much of the defaulted loans’ balances will be lost based on our estimate of the average loss severity for defaulted loans by type (Prime Mortgage, Nonprime Mortgage or Prime Home Equity Loans).

Loan losses are charged off against the allowance for loan losses when management believes the loss is confirmed.

Individually Evaluated Loans

On a regular basis, we individually evaluate loans in our warehouse lending portfolio for impairment based on borrower-provided financial information and our assessments of collateral. We have an internally-developed loan rating system for our warehouse lending loans that is used to determine when an allowance for loan loss is required for a given loan. We charge off losses in individually evaluated loans when the loss is confirmed. The charge-off is based on our estimate of value of the collateral securing the loan. We develop an allowance for losses on warehouse lending loans for which specific losses have not been identified. This allowance is developed by applying credit loss factors applicable to the individual loan’s assigned ratings.

Sensitivity of Estimates

Our allowance estimation process benefits from the extensive history and experience we have developed in our mortgage loan servicing activities. However, this process is subject to risks and uncertainties, including reliance on historical loss information that may not represent current conditions and the proper identification of factors giving rise to credit losses. For example, new products may have default rates and loss severities which differ from those products we have historically offered and upon which our estimates are based. We address this risk by actively monitoring the delinquency and default experience of our homogenous pools by considering current economic and market conditions. Based on our assessments of current conditions, we make appropriate adjustments to our historically developed assumptions when necessary to adjust historical factors to account for present conditions. Our senior management is actively involved in the review and approval of our allowance for loan losses.

The following example illustrates the sensitivity of our allowance for loan losses to changes in assumptions:

Allowance for Loan Losses
(in thousands)
Allowance for loan losses at December 31, 2006	$261,054
Impact of a change in default rates on the required allowance of:
5% adverse change	$14,887
10% adverse change	$29,774
20% adverse change	$59,548
Impact of a change in loss severity on required allowance of:
5% adverse change	$5,499
10% adverse change	$10,998
20% adverse change	$21,996

These sensitivities are hypothetical and should be used with caution. In the preceding tables, the effect of a variation in a particular assumption on the allowance for loan losses is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another which might compound or counteract the sensitivities.

Derivatives and Interest Rate Risk Management Activities

We use derivatives extensively in connection with our interest rate risk management activities. We record all derivative instruments at fair value.

We may qualify some of our interest rate risk management activities for hedge accounting. A primary requirement to qualify for hedge accounting is the documented expectation and demonstration initially and on an ongoing basis that our interest rate risk management activity is highly effective. We use standard statistical measures to determine the effectiveness of our hedging activity. If we are unable to, or choose not to, qualify certain interest rate risk management activities for hedge accounting, then a possible earnings mismatch may be created because, unlike the derivative instruments, the change in fair value of the related asset or liability may not be reflected in current-period earnings. This issue is potentially most significant with our inventory of loans held for sale, which is required to be carried at the lower of amortized cost or market and our debt instruments and other liabilities that are carried at historical cost.

In connection with our mortgage loan origination activities, we issue interest rate lock commitments (“IRLCs”) to loan applicants and financial intermediaries. An IRLC guarantees a loan’s terms, subject to credit approval, for a period typically between seven and 75 days. The majority of our IRLCs qualify as derivative instruments and, therefore, are required to be recorded at fair value with changes in fair value reflected in current-period earnings. However, there is no active market for IRLCs that can be used to determine their fair value and as result we utilize an alternative method for estimating the fair value of our IRLCs.

We estimate the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan, adjusted for the probability that the loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based on quoted MBS prices and is measured from the date we issue the commitment. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. After issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan. The primary factor influencing the probability that the loan will fund within the terms of the IRLC is the change, if any, in mortgage rates subsequent to the commitment date. In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the application, age of the application, purpose for the loan (purchase or refinance) and the application approval rate. We have developed closing ratio estimates using empirical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. These closing ratio estimates are used to calculate the aggregate balance of loans that we expect to fund within the terms of the IRLCs.

Results of Operations Comparison—Year Ended December 31, 2006 (“2006”) and Year Ended December 31, 2005 (“2005”)

Consolidated Earnings Performance

Net earnings for 2006 were $2,674.8 million, a 6% increase from 2005. Our diluted earnings per share were $4.30, a 5% increase from the year-ago period.

The increase in our earnings resulted primarily from the Banking Segment, which produced pre-tax earnings of $1,380.4 million, an increase of 28% from the prior year; and our Capital Markets Segment, which produced pre-tax earnings of $553.5 million, an increase of 23% from the prior year. The increase in profitability of our Banking Segment was primarily due to a 31% increase in average interest-earning assets in Banking Operations from the prior year. The increase in profitability of our Capital Markets Segment was due to increased revenue from all sources.

The increase in earnings from our Banking and Capital Market Segments was partially offset by a decrease in the profitability of our Mortgage Banking Segment, which produced pre-tax earnings of $2,062.4 million for 2006, a decrease of 15% from 2005. The decrease in the profitability of our Mortgage Banking Segment was primarily due to a decline in the profitability of our Loan Production Sector, as the increase in revenues from higher gain on sale margins was more than offset by increased operating expenses as the Company continued to build its production capacity.

Operating Segment Results

Pre-tax earnings (loss) by segment are summarized below:

	Years Ended December 31,
	2006	2005
	(in thousands)
Mortgage Banking:
Loan Production	$1,310,895	$1,659,457
Loan Servicing	660,021	669,611
Loan Closing Services	91,483	105,457
Total Mortgage Banking	2,062,399	2,434,525
Banking	1,380,384	1,074,480
Capital Markets	553,500	451,629
Insurance	320,133	183,716
Global Operations	28,642	35,353
Other	(10,923)	(31,937)
Total	$4,334,135	$4,147,766

The pre-tax earnings (loss) of each segment include intercompany transactions, which are eliminated in the “other” category.

Mortgage loan production by segment and product, net of intersegment sales, is summarized below:

	Years Ended December 31,
	2006	2005
	(in millions)
Segment:
Mortgage Banking	$421,084	$427,916
Banking Operations	23,759	46,432
Capital Markets—conduit acquisitions(1)	17,658	21,028
Total Mortgage Loan Fundings	462,501	495,376
Commercial Real Estate	5,671	3,925
	$468,172	$499,301
Product:
Prime Mortgage	$374,029	$405,889
Prime Home Equity	47,876	44,850
Nonprime Mortgage	40,596	44,637
Commercial Real Estate	5,671	3,925
	$468,172	$499,301

(1)          Acquisitions from third parties.

Our total loan production was $468.2 billion for 2006, a 6% decrease from 2005. The decrease was primarily due to a 14% decrease in total U.S. residential mortgage production, offset by an increase in our market share.

The following table summarizes loan production by purpose and by interest rate type:

	Years Ended December 31,
	2006	2005
	(in millions)
Purpose:
Non-purchase	$257,031	$263,260
Purchase	211,141	236,041
	$468,172	$499,301
Interest Rate Type:
Fixed-Rate	$256,087	$237,724
Adjustable-Rate	212,085	261,577
	$468,172	$499,301

Mortgage Banking Segment

The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors. The Loan Production and Loan Closing Services Sectors generally perform most profitably when mortgage interest rates are relatively low and the demand for mortgage loans is high. Conversely, the Loan Servicing Sector generally performs well when mortgage interest rates are relatively high and loan prepayments are low. We generally expect the natural counterbalance of these sectors, which we refer to as the macro hedge, to reduce the impact of changes in mortgage interest rates on our earnings over the long term.

Loan Production Sector

The Loan Production Sector sources mortgage loans through the three production channels of CHL—the Retail Channel (Consumer Markets and Full Spectrum Lending), Wholesale Lending Channel and Correspondent Lending Channel. These loans are funded through any one of these channels or through Countrywide Bank.

The following table summarizes Mortgage Banking loan production by channel, by mortgage loan type, by purpose and by interest rate type:

	Years Ended December 31,(1)
	2006	2005
	(in millions)
Channel:
Originated:
Retail:
Consumer Markets	$118,596	$120,324
Full Spectrum Lending	35,067	25,670
	153,663	145,994
Wholesale Lending	89,393	83,564
Total originated	243,056	229,558
Purchased—Correspondent Lending	178,028	198,358
	$421,084	$427,916
Mortgage Loan Type:
Prime Mortgage	$344,370	$354,493
Prime Home Equity	39,962	33,334
Nonprime Mortgage	36,752	40,089
	$421,084	$427,916
Purpose:
Non-purchase	$230,536	$226,400
Purchase	190,548	201,516
	$421,084	$427,916
Interest Rate Type:
Fixed-Rate	$245,215	$224,692
Adjustable-Rate	175,869	203,224
	$421,084	$427,916

(1) $106.0 billion and $8.1 billion of these loans were funded by Countrywide Bank during 2006 and 2005, respectively.

The pre-tax earnings of the Loan Production Sector are summarized below:

	Years Ended December 31,
	2006		2005
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$4,069,733		$3,223,177
Nonprime Mortgage	847,314		1,096,145
Prime Home Equity	809,069		820,072
Total revenues	5,726,116	1.36%	5,139,394	1.20%
Expenses:
Compensation	2,412,101	0.57%	2,015,339	0.47%
Other operating	1,447,367	0.35%	1,054,173	0.24%
Allocated corporate	555,753	0.13%	410,425	0.10%
Total expenses	4,415,221	1.05%	3,479,937	0.81%
Pre-tax earnings	$1,310,895	0.31%	$1,659,457	0.39%
Total Mortgage Banking loan production	$421,084,000		$427,916,000

Revenues (in dollars and expressed as a percentage of mortgage loans produced) increased from 2005 primarily driven by improved Prime Mortgage revenues resulting from improved secondary market executions on pay-option ARM loans, partially offset by the effect of continuing competitive pressure on Nonprime Mortgage Loans and Prime Home Equity Loans gain on sale. In 2006 and 2005, $403.0 billion and $411.8 billion of mortgage loans, respectively, or 96% of Mortgage Banking loan production in each period, was sold.

Expenses (in dollars and as a percentage of loans produced) increased from the prior year, primarily due to costs incurred to support our investment in expanding the loan sales force and distributed branch network in furtherance of our long-term strategy of market share growth. In addition, a lower deferral rate of expenses under SFAS 91 contributed to the increase in expenses. We have adjusted our production capacity in markets where declines in production require such adjustments. We continue to expand our loan production capacity in markets where we have identified opportunities for growth.

Following is a summary of our loan production channels’ sales organizations:

	December 31,
	2006			2005
	Sales Force	Branches	Call Centers	Sales Force	Branches	Call Centers
Channel:
Retail:
Consumer Markets	8,897	773	5	8,442	662	4
Full Spectrum Lending	6,071	226	11	4,871	195	7
Wholesale Lending	1,510	52	—	1,311	52	—
Correspondent Lending	184	—	—	182	—	—

The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Management adjusts staffing levels to account for changes in the current and projected near-term mortgage market.

The following table summarizes the number of people included in the Loan Production Sector workforce:

	December 31,
	2006	2005
Sales	16,662	14,806
Operations:
Regular employees	10,247	10,990
Temporary staff	1,448	1,843
	11,695	12,833
Administration and support	3,249	2,980
Total Loan Production Sector workforce	31,606	30,619

Loan Servicing Sector

Our Loan Servicing Sector includes a workforce of approximately 7,000 who service almost 8.2 million mortgage loans. The Loan Servicing Sector’s results include fees and other income earned and expenses incurred for servicing loans for others; the financial performance of our investments in MSRs and retained interests and  the risk management activities related to these assets; and profits from our subservicing activities. The long-term performance of this sector is affected primarily by the level of interest rates, the corresponding effect on the level of projected and actual prepayments in our servicing portfolio, projected and actual credit losses, our operational effectiveness and our ability to manage interest rate risk.

Our servicing portfolio grew to $1.3 trillion at December 31, 2006, a 17% increase from December 31, 2005. At the same time, the overall weighted-average note rate of loans in our servicing portfolio increased to 6.5% from 6.1% at December 31, 2005.

The following table summarizes the results for the Loan Servicing Sector:

	Years Ended December 31,
	2006		2005
	Amount	Percentage of Average Servicing Portfolio	Amount	Percentage of Average Servicing Portfolio
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$3,804,442	0.320%	$3,194,395	0.333%
Escrow balance income	845,631	0.071%	366,848	0.038%
Miscellaneous fees	645,001	0.054%	508,576	0.053%
Income from retained interests	513,136	0.043%	455,986	0.048%
Realization of expected cash flows from mortgage servicing rights	(3,192,583)	(0.268%)	—	—
Amortization of mortgage servicing rights	—	—	(2,288,354)	(0.238%)
Operating revenues	2,615,627	0.220%	2,237,451	0.234%
Direct expenses	742,802	0.062%	647,898	0.067%
Allocated corporate expenses	85,789	0.007%	64,659	0.007%
Total expenses	828,591	0.069%	712,557	0.074%
Operating earnings	1,787,036	0.151%	1,524,894	0.160%
Interest expense	663,180	0.056%	354,155	0.037%
Change in fair value of mortgage servicing rights	431,988	0.036%	—	—
Recovery of mortgage servicing rights	—	—	387,851	0.040%
Impairment of retained interests	(282,117)	(0.024%)	(365,901)	(0.038%)
Servicing hedge losses	(613,706)	(0.051%)	(523,078)	(0.055%)
Valuation changes, net of Servicing Hedge	(463,835)	(0.039%)	(501,128)	(0.053%)
Pre-tax earnings	$660,021	0.056%	$669,611	0.070%
Average servicing portfolio	$1,188,101,000		$959,691,000

Pre-tax earnings in the Loan Servicing Sector were $660.0 million during 2006, a decrease of $9.6 million from 2005. The decrease in pre-tax earnings is primarily due to increased interest expense substantially offset by an improvement in operating earnings. The increase in interest expense was driven by a larger average investment in Servicing Sector assets, increased leverage on those assets and increased cost of debt. The increase in operating earnings was due mainly to a larger portfolio and higher escrow balance benefit resulting from an increase in the escrow earnings rate.

As a result of the adoption of SFAS 156, MSRs are carried at fair value with the change in value recorded in current period earnings. The primary factors causing a change in fair value of MSRs are changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates and other market factors (shown as “Change in fair value of mortgage servicing rights” in the preceding table) and realization of expected cash flows from MSRs.

Loan Closing Services Sector

This sector is comprised of the LandSafe companies, which provide credit reports, flood determinations, appraisals and title reports primarily to the Loan Production Sector and to third parties as well.

The LandSafe companies produced $91.5 million in pre-tax earnings in 2006, representing a decrease of 13% from 2005. The decrease in LandSafe’s pre-tax earnings was primarily due to the decline in loan production.

Banking Segment

The Banking Segment includes the investment and fee-based activities of Countrywide Bank (“Banking Operations”), along with the activities of Countrywide Warehouse Lending (“CWL”), a provider of mortgage inventory financing to other mortgage bankers.

The Bank also produces loans for sale through our Mortgage Banking Segment. This activity is a mortgage banking activity and the mortgage loan production, the related balance sheet and the income relating to the holding and sale of these loans are included in the Mortgage Banking Segment.

The Banking Segment achieved pre-tax earnings of $1,380.4 million during 2006, compared to $1,074.5 million for the prior year. Following is the composition of pre-tax earnings:

	Years Ended December 31,
	2006	2005
	(in thousands)
Banking Operations	$1,384,390	$1,017,313
CWL	56,158	90,033
Allocated corporate expenses(1)	(60,164)	(32,866)
Total Banking Segment pre-tax earnings	$1,380,384	$1,074,480

(1)          Not included in calculation of Banking Operations’ efficiency ratio.

Banking Operations sources the loan production for its investment portfolio from the Mortgage Banking production channels and through purchases from nonaffiliated entities. Following is a summary of Banking Operations’ loan production and purchase volume by channel:

	Years Ended December 31,
	2006	2005
	(in millions)
Purchases	$8,196	$4,429
Correspondent Lending	7,302	13,529
Wholesale Lending	6,144	19,178
Consumer Markets	2,117	9,296
	$23,759	$46,432

The loan production retained in our investment portfolio was $23.8 billion in 2006, compared to $46.4 billion in 2005. This decline contributed to slower asset growth in our Banking Operations. Our strategic plan calls for continued long-term growth in Bank assets; however, many factors may impact the asset growth in any period. These include general mortgage market conditions, the availability of assets which meet the yield requirements of our Banking Operations and our consolidated capital and earnings considerations.

The revenues and expenses of Banking Operations are summarized in the following table:

	Years Ended December 31,
	2006	2005
	(dollar amounts in thousands)
Interest income	$5,182,460	$3,219,590
Interest expense	(3,386,463)	(1,938,450)
Net interest income	1,795,997	1,281,140
Provision for loan losses	(154,009)	(81,644)
Net interest income after provision for loan losses	1,641,988	1,199,496
Non-interest income	147,702	147,990
Non-interest expense	(405,300)	(330,173)
Pre-tax earnings	$1,384,390	$1,017,313
Efficiency ratio(1)	21%	23%
After-tax return on average assets	1.05%	1.01%

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

The components of net interest income of Banking Operations are summarized below:

	Years Ended December 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Mortgage loans(1)	$71,945,544	$4,790,697	6.66%	$52,741,015	$2,861,280	5.43%
Securities available for sale(2)	5,838,757	282,459	4.84%	6,091,499	284,867	4.68%
Short-term investments	514,081	25,856	5.03%	723,341	25,049	3.46%
FHLB securities and FRB stock	1,449,951	83,448	5.76%	1,131,121	48,394	4.28%
Total earning assets	79,748,333	5,182,460	6.50%	60,686,976	3,219,590	5.31%
Allowance for loan losses	(149,392)			(77,150)
Other assets	1,164,213			714,995
Total assets	$80,763,154			$61,324,821
Interest-bearing liabilities:
Money market deposits and savings accounts	$6,755,339	334,134	4.95%	$2,735,107	98,878	3.62%
Company-controlled custodial deposits(3)	15,790,741	775,484	4.91%	11,895,480	382,332	3.21%
Time deposits	27,308,975	1,277,143	4.68%	16,204,803	585,139	3.61%
Total interest-bearing deposits	49,855,055	2,386,761	4.79%	30,835,390	1,066,349	3.46%
FHLB advances	21,496,353	910,281	4.23%	22,086,532	769,711	3.48%
Other borrowed funds	1,771,797	89,421	5.05%	3,175,166	102,390	3.22%
Total borrowed funds	23,268,150	999,702	4.30%	25,261,698	872,101	3.45%
Total interest-bearing liabilities	73,123,205	3,386,463	4.63%	56,097,088	1,938,450	3.46%
Non interest-bearing liabilities and equity:
Non interest-bearing checking	1,189,123			460,624
Other liabilities	945,387			777,737
Shareholder’s equity	5,505,439			3,989,372
Total non interest-bearing liabilities and equity	7,639,949			5,227,733
Total liabilities and shareholder’s equity	$80,763,154			$61,324,821
Net interest income		$1,795,997			$1,281,140
Net interest spread(4)			1.87%			1.85%
Net interest margin(5)			2.25%			2.11%

(1)           Average balances include nonaccrual loans.

(2)           Average balances and yields for securities available for sale are based on average amortized cost computed on the settlement date basis.

(3)           Represents an intercompany rate paid to the Loan Servicing Sector.

(4)           Calculated as yield on total average interest-earning assets less rate on total average interest-bearing liabilities.

(5)           Calculated as net interest income divided by total average interest-earning assets.

The dollar amounts of interest income and interest expense change depending upon changes in interest rates and in the relative volumes of our interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period’s volume), and (iii) changes in rate/volume (changes in rate multiplied by the change in volume)—which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below—are as follows:

	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
	(in thousands)
Interest-earning assets:
Mortgage loans	$1,107,833	$821,584	$1,929,417
Securities available for sale	(12,042)	9,634	(2,408)
Short-term investments	(8,525)	9,332	807
FHLB securities and FRB stock	15,662	19,392	35,054
Total interest income	$1,102,928	$859,942	$1,962,870
Interest-bearing liabilities:
Money market deposits and savings accounts	$188,130	$47,126	$235,256
Company-controlled custodial deposits	150,500	242,652	393,152
Time deposits	483,676	208,328	692,004
Total deposits	822,306	498,106	1,320,412
FHLB advances	(21,056)	161,626	140,570
Other borrowed funds	(56,478)	43,509	(12,969)
Total borrowings	(77,534)	205,135	127,601
Total interest expense	744,772	703,241	1,448,013
Net interest income	$358,156	$156,701	$514,857

The increase in net interest income is primarily due to a $19.1 billion or 31% increase in average interest-earning assets, combined with a 14 basis point increase in net interest margin. The increase in the net interest margin from the prior year was a result of the reduced impact of teaser rates earned on recently funded pay-option ARM loans owing to the reduced level of additions in 2006 combined with an increase in the proportion of the non-interest bearing liabilities and equity used to finance interest-earning assets. These benefits were partially offset by an increase in 2006 in the repricing lag between the LIBOR rates to which most of the Banking Operations’ liabilities are indexed and the MTA index (12-month Treasury Average) to which an increasing percentage of its assets are indexed.

The Banking Operation’s provision for loan losses increased by $72.4 million during 2006 compared to 2005. This increase reflects increased delinquencies and loss levels resulting from seasoning of loans acquired during the past years of rapid portfolio growth, as well as prevailing real estate and market conditions. In addition, current portfolio growth has also contributed to the increase in the provision for loan losses. The increase in the Banking Operation’s provision for loan losses is partially offset by provision reductions which occur when the Bank requires the Mortgage Banking Segment to purchase loans sourced by the Production Sector for underwriting or processing defects or other matters. The provision for loan losses and the related allowance for loan losses is impacted by many factors, including economic conditions (for example, housing prices, interest rates and unemployment rates), the borrower’s credit profile, the loan’s payment requirements, delinquency, loan seasoning and prepayments.

Banking Operations holds a substantial investment in pay-option ARM loans. These loans have interest rates that adjust monthly and minimum required payments that adjust annually, resulting in the potential for negative amortization. Minimum monthly payments may increase by no more than 7 1/2% per year unless the unpaid balance increases to a specified limit, which is no more than 115% of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after either five or ten years and again every five years thereafter.

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

We manage the credit risk relating to pay-option ARM loans through a variety of methods, including active borrower communications both before and after funding and through our underwriting standards. Our underwriting standards conform to those required to make the pay-option ARM loans salable into the secondary market at the date of funding, including a requirement that the borrower meet secondary market debt-service ratio tests based on the borrower making the fully amortizing loan payment and assuming the loan’s interest rate is fully indexed. (A fully indexed note rate equals the sum of the current index rate plus the margin applicable to the loan.)

Following is a summary of pay-option ARM loans held for investment by Banking Operations:

	December 31,
	2006	2005
	(in thousands)
Total pay-option ARM loan portfolio	$32,732,581	$26,101,306
Total principal balance of pay-option ARM loans with accumulated negative amortization	$28,958,718	$13,963,721
Accumulated negative amortization (from original loan balance)	$653,974	$74,748
Average original loan-to-value ratio(1)	75%	75%
Average combined original loan-to-value ratio(2)	78%	78%
Average original FICO score(3)	718	720
Loans delinquent 90 days or more	0.63%	0.10%

(1)          The ratio of the lower of the amount of the loan that is secured by the property to the original appraised value or purchase price of the property.

(2)          The ratio of the lower of the amount of all loans secured by the property to the original appraised value or purchase price of the property.

(3)          A FICO score is a measure of borrower creditworthiness determined using a statistical model. FICO scores range from approximately 300 to 850, with a higher score indicating an individual with a more favorable credit profile.

The composition of the Banking Operations balance sheets is as follows:

	December 31,
	2006		2005
	Amount	Rate	Amount	Rate
	(dollar amounts in thousands)
Assets
Short-term investments	$50,974	5.14%	$245,046	4.08%
Mortgage loans, net of allowance for loan losses of $228,692 and $102,756, respectively	73,481,762	7.39%	64,279,198	6.11%
Securities available for sale	6,208,477	4.63%	6,250,929	5.02%
FHLB securities and FRB stock	1,431,403	5.91%	1,332,820	4.73%
Total interest-earning assets	81,172,616	7.16%	72,107,993	5.98%
Other assets	1,601,952		918,613
Total assets	$82,774,568		$73,026,606
Liabilities and Equity
Deposits:(1)
Customer	$39,904,633	5.08%	$25,299,605	4.09%
Company-controlled escrow deposit accounts	14,609,269	5.28%	13,332,801	4.18%
FHLB advances	18,900,053	4.35%	26,266,861	3.88%
Other borrowings	97,914	5.35%	1,279,878	4.23%
Total interest-bearing liabilities	73,511,869	4.93%	66,179,145	4.03%
Other liabilities	2,924,317		1,574,072
Shareholder’s equity	6,338,382		5,273,389
Total liabilities and equity	$82,774,568		$73,026,606
Primary spread(2)		2.23%		1.95%
Nonaccrual loans	$519,083		$153,942

(1)          Includes inter-company deposits.

(2)          Calculated as the yield on total interest-earning assets less the rate on total interest-bearing liabilities.

The Banking Segment also includes the operations of CWL. CWL’s pre-tax earnings decreased by $33.9 million during 2006, in comparison to the prior year, primarily due to a 31% or $1.9 billion decrease in average mortgage warehouse advances, which resulted primarily from a decrease in overall market funding activity. Warehouse lending advances were $3.2 billion at December 31, 2006 and had an average yield of 6.3% during the year then ended.

Capital Markets Segment

Our Capital Markets Segment achieved pre-tax earnings of $553.5 million for 2006, an increase of $101.9 million, or 23%, from 2005, driven by a 24% increase in revenues in all of its business lines.

The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Years Ended December 31,
	2006	2005
	(in thousands)
Revenues:
Conduit	$394,629	$301,237
Underwriting	294,583	271,729
Securities trading	113,779	92,658
Commercial real estate	104,014	67,298
Brokering	37,260	36,095
Other	48,888	29,234
Total revenues	993,153	798,251
Expenses:
Operating expenses	410,189	332,880
Allocated corporate expenses	29,464	13,742
Total expenses	439,653	346,622
Pre-tax earnings	$553,500	$451,629

During 2006, the Capital Markets Segment generated revenues totaling $394.6 million from its conduit activities, primarily managing the acquisition and sale or securitization of loans on behalf of the Mortgage Banking Segment. Conduit revenues for the reporting period increased 31% in comparison to 2005 because of an increase in volume and margins of adjustable-rate products offset by a decline in margins on nonprime products.

Underwriting revenues increased $22.9 million over the prior year because of increased securitization volume, primarily adjustable-rate products.

Securities trading revenue increased 23% over the prior year due to an increase in trading margins and volume, partially offset by lower net interest income due to a tightening of net spreads resulting from the flattening and inversion of the yield curve.

During 2006, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $104.0 million primarily from sales of commercial real estate loans compared to $67.3 million in 2005. The increase in revenue was due to an increase in the volume of loans sold and an increase in net interest income related to a higher balance in loan inventory partially offset by a decrease in margins resulting from price competition and a change in the mix of loans sold.

The following table shows the composition of Countrywide Securities Corporation (“CSC”) securities trading volume, which includes intersegment trades with the Mortgage Banking Segment, by instrument:

	Years Ended December 31,
	2006	2005
	(in millions)
Mortgage-backed securities	$2,190,008	$1,841,783
Asset-backed securities	161,434	163,975
Other	154,777	125,508
Subtotal(1)	2,506,219	2,131,266
U.S. Treasury securities	1,326,681	1,420,217
Total securities trading volume	$3,832,900	$3,551,483

(1)          Approximately 15% and 16% of the segment’s non-U.S. Treasury securities trading volume was with CHL during 2006 and 2005, respectively.

Trading volume in U.S. Treasury securities decreased $93.5 billion or 7% from 2005 because of less favorable market conditions, including the inverted yield curve and lower volatility in the market during 2006 as compared to 2005.

Insurance Segment

The Insurance Segment’s pre-tax earnings increased by $136.4 million over the prior year to $320.1 million during 2006. The following table shows pre-tax earnings by component:

	Years Ended December 31,
	2006	2005
	(in thousands)
Balboa Reinsurance Company	$215,523	$178,647
Balboa Life & Casualty(1)	138,478	23,836
Allocated corporate expenses	(33,868)	(18,767)
Total Insurance Segment pre-tax earnings	$320,133	$183,716

(1)          Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

The following table shows net insurance premiums earned:

	Years Ended December 31,
	2006	2005
	(in thousands)
Balboa Reinsurance Company	$223,613	$180,716
Balboa Life & Casualty	947,820	772,931
Total net insurance premiums earned	$1,171,433	$953,647

The following table shows insurance claim expenses:

	Years Ended December 31,
	2006		2005
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$35,753	16%	$30,756	17%
Balboa Life & Casualty	413,385	44%	410,828	53%
Total insurance claim expenses	$449,138		$441,584

Our mortgage reinsurance business produced $215.5 million in pre-tax earnings, an increase of 21% over the prior year, driven primarily by an increase of 15% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts and an increase in the reinsurance premium rate earned.

Our Life and Casualty insurance business produced pre-tax earnings of $138.5 million, an increase of $114.6 million from the prior year. The increase in earnings was driven by a 23% increase in net earned premiums in 2006 over 2005, and by a decrease in catastrophe losses of $98.5 million from 2005. The increase in net earned premiums was primarily attributable to an increase in voluntary homeowners and auto insurance and to a lesser extent an increase in lender-placed insurance. Insurance claim expenses decreased as a percentage of net earned premiums primarily due to a reduction in hurricane related claims in the current year as compared to the prior year.

Our Life and Casualty operations manage insurance risk by reinsuring significant portions of such risk. They seek to earn profits by capitalizing on Countrywide’s customer base and institutional relationships, as well as through operating efficiencies and sound underwriting.

Global Operations Segment

Global Operations pre-tax earnings totaled $28.6 million during 2006, a decrease of $6.7 million from 2005. The decrease in earnings was primarily due to the termination of the joint venture with Barclays Bank, PLC.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

Gain on sale of loans and securities is summarized below:

	Years Ended December 31,
	2006			2005
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	Margin(2)	Loans Sold	Amount	Margin(2)
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$333,628,014	$3,583,316	1.07%	$340,483,290	$2,787,108	0.82%
Nonprime Mortgage Loans	38,293,998	703,686	1.84%	43,774,272	881,843	2.01%
Prime Home Equity Loans:
Initial sales	26,812,059	459,158	1.71%	24,258,329	510,109	2.10%
Subsequent draws	4,301,326	151,611	3.52%	3,331,610	121,519	3.65%
	31,113,385	610,769	1.96%	27,589,939	631,628	2.29%
Total Production Sector	403,035,397	4,897,771	1.22%	411,847,501	4,300,579	1.04%
Reperforming loans	247,162	2,630	1.06%	1,186,033	32,595	2.75%
	$403,282,559	4,900,401	1.22%	$413,033,534	4,333,174	1.05%
Capital Markets:
Conduit activities(1)	$62,922,367	356,586	0.57%	$55,475,610	258,910	0.47%
Underwriting	N/A	268,252	N/A	N/A	232,008	N/A
Commercial real estate	$4,738,001	73,614	1.55%	$3,155,389	62,242	1.97%
Securities trading and other	N/A	18,555	N/A	N/A	(54,021)	N/A
		717,007			499,139
Other	N/A	64,439	N/A	N/A	29,467	N/A
		$5,681,847			$4,861,780

(1)          Includes loans sourced from the Mortgage Banking Segment.

(2)          Gain on sale as a percentage of loans sold.

The increase in Capital Markets’ gain on sale related to its conduit activities was due to increased sales of mortgage loans and improved margins. The increase in Capital Markets’ gain on sale related to its commercial real estate activities was due to an increase in sales, partially offset by a decrease in margins resulting from price competition and a change in the mix of products sold. Capital Markets’ revenues from its securities trading activities consist of gain on sale and interest income. In a steep yield curve environment, net interest income will comprise a larger percentage of total securities trading revenue. As the yield curve flattens and inverts, the mix of revenues will shift toward gain on sale of securities. During 2006, the yield curve was flatter than in 2005 and was inverted during part of the year, which resulted in a shift in trading revenues from interest income to gain on sale.

For the Mortgage Banking Segment, the effects of changes in the volume of loan sales and the margin on sale on the amount of gain on sale is summarized in the following table:

	2006 vs. 2005
	Increase (Decrease) Due to
	Loans Sold	Margin	Total
	(in thousands)
Mortgage Banking:
Prime Mortgage Loans	$(57,177)	$853,385	$796,208
Nonprime Mortgage Loans	(104,703)	(73,454)	(178,157)
Prime Home Equity Loans:
Initial sales	50,093	(101,044)	(50,951)
Subsequent draws	34,303	(4,211)	30,092
	84,396	(105,255)	(20,859)
Total Production Sector	(77,484)	674,676	597,192
Reperforming loans	(16,890)	(13,075)	(29,965)
Total Mortgage Banking	$(94,374)	$661,601	$567,227

Gain on sale of Prime Mortgage Loans increased in 2006, as compared to 2005, due primarily to higher margins, primarily on the sale of pay-option ARM loans, partially offset by decreased sales.

Gain on sale of Nonprime Mortgage Loans decreased in 2006, as compared to 2005, due primarily to decreased sales of such loans and lower margins resulting from increased pricing competition.

Gain on sale of Prime Home Equity Loans decreased in 2006, as compared to 2005, due primarily to reduced margins on such loans resulting from increased pricing competition that more than offset increased sales of such loans.

In general, gain on sale of loans and securities is affected by numerous factors, including the volume, mix and timing of loans sold, production channel mix, the level of price competition, the level of investor demand for loans, the slope of the yield curve and the effectiveness of our associated interest rate risk management activities.

Net Interest Income and Provision for Loan Losses

Net interest income is summarized below:

	Years Ended December 31,
	2006	2005
	(in thousands)
Net interest income (expense):
Banking Segment loans and securities	$1,860,966	$1,381,672
Mortgage Banking Segment:
Loans and securities	591,192	607,041
Loan Servicing Sector:
Net interest income on custodial balances	845,631	366,848
Interest expense	(718,353)	(382,324)
Capital Markets Segment securities inventory	94,956	167,131
Other	247,969	213,252
Net interest income	2,922,361	2,353,620
Provision for loan losses	(233,847)	(115,685)
Net interest income after provision for loan losses	$2,688,514	$2,237,935

The increase in net interest income from the Banking Segment was attributable to both growth in the average investment in mortgage loans and an increase in net interest margin. Average assets in the Banking Segment increased to $84.0 billion during 2006, an increase of $17.1 billion, or 26%, over 2005. Net interest margin increased to 2.22% during 2006, from 2.05% during 2005.

The decrease in net interest income from Mortgage Banking Segment loans and securities reflects a decrease in net interest margin partially offset by an increase in average balances from the prior year. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. The flattening and inversion of the yield curve reduced the net interest margin.

Net interest income from custodial balances increased in the current year primarily due to an increase in the earnings rate from 3.26% during 2005, to 5.18% during 2006, and to a lesser extent to an increase of $445.7 million, or 2%, in average custodial balances over the prior year. Interest income on custodial balances is reduced by the interest we are required to pass through to security holders on paid-off loans. We are required to pass through a full month’s interest to security holders on paid-off loans, regardless of the payoff date, at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $308.1 million and $343.2 million in 2006 and 2005, respectively.

Interest expense allocated to the Loan Servicing Sector increased primarily due to the effect of rising interest rates, combined with an increase in total Servicing Sector assets and increased leverage of those assets.

The decrease in net interest income from the Capital Markets’ securities portfolio is attributable to a decrease in the net interest margin from 0.47% in 2005 to 0.31% in 2006, partially offset by an increase of 18% in the average inventory of securities held. The decrease in the net interest margin earned on the securities portfolio is primarily due to the flattening and inversion of the yield curve. The decline in net interest income was offset by an increase in gain on sale of loans.

The increase in the provision for loan losses is due to the continuing growth and seasoning of the Banking Segment’s loan portfolio. In addition, deteriorating credit performance of loans held for investment in our Mortgage Banking Segment during 2006 contributed to the increase in the provision for loan losses. A significant portion of these loans have been liquidated or written down and transferred to held for sale as evidenced by an increase in Mortgage Banking Segment charge-offs during 2006. For further discussion of credit risk see the section in this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Management.

Loan Servicing Fees and Other Income from MSRs and Retained Interests

Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Years Ended December 31,
	2006	2005
	(in thousands)
Servicing fees, net of guarantee fees(1)	$3,804,442	$3,194,395
Income from retained interests	513,136	455,986
Late charges	285,009	237,112
Prepayment penalties	268,191	211,668
Global Operations Segment subservicing fees	12,034	108,378
Ancillary fees	77,738	73,715
Total loan servicing fees and income from MSRs and retained interests	$4,960,550	$4,281,254

(1)          Includes contractually specified servicing fees.

The increase in servicing fees, net of guarantee fees, was principally due to a 24% increase in the average servicing portfolio, partially offset by a decrease in the overall annualized net service fee earned from 0.333% of the average portfolio balance during 2005, to 0.320% during 2006.

The increase in income from retained interests was due primarily to a 22% increase in the average investment in these assets, partially offset by a reduction in the average yield from 22% to 21%. Income from retained interests excludes any impairment charges or recoveries, which are included in impairment of retained interests in the consolidated statements of earnings. These investments include interest-only, principal-only and residual securities that arise from the securitization of mortgage loans, primarily Nonprime Mortgage and Prime Home Equity Loans.

Realization of Expected Cash Flows from Mortgage Servicing Rights

Effective January 1, 2006, we adopted SFAS 156 and elected to carry our MSRs at fair value with changes in fair value recorded in earnings. The change in fair value of the MSRs that is included in earnings for 2006 consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in value resulting from changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates, and other market factors. The realization of expected cash flows from MSRs during 2006 resulted in a value reduction of $3,193.7 million.

Change in Fair Value of Mortgage Servicing Rights

We recorded an increase in the fair value of the MSRs in 2006 of $432.2 million primarily as a result of the increase in mortgage rates during the period.

Amortization of Mortgage Servicing Rights

We recorded amortization of MSRs of $2,288.4 million, or an annual rate of 20.8%, during 2005. The amortization rate of the MSRs was dependent on the forecasted prepayment speeds at the beginning of the period.

Recovery of Mortgage Servicing Rights

During 2005, we recovered previously recorded impairment of MSRs of $387.9 million, primarily driven by an increase in mortgage interest rates during the period.

Impairment of Retained Interests

In 2006, we recognized impairment of retained interests of $284.7 million. The collateral underlying certain of the retained interests (residual securities) is fixed-rate for a defined period of time while the pass-through rate is floating. An increase in projected short-term interest rates during the period caused compression of the spread on such residuals, which resulted in a decline in their value. Our interest-only securities also decreased in value, caused primarily by an increase in market yields required on these securities.

In 2005, we recognized impairment of retained interests of $364.5 million largely due to the compression of the spread on our residual securities.

Servicing Hedge Losses

The Servicing Hedge is designed to supplement the macro hedge and to offset a portion of the change in value of MSRs and retained interests caused by changes in interest rates recorded in current period earnings. The values of the derivatives that are the primary components of the Servicing Hedge are tied to long-term Treasury, Eurodollar, mortgage and swap rate indices. During 2006, the Servicing Hedge incurred a loss of $613.7 million, including $476 million of time value decay of the options included in the Servicing Hedge (our “hedge cost”). During 2005, the Servicing Hedge incurred a loss of $523.1 million, including $564 million of hedge cost.

In a stable interest rate environment, we expect to incur no significant declines in value of MSRs other than recovery of our investment through the realization of cash flows. However, we expect to incur expenses related to the hedge costs. The level of Servicing Hedge gains or losses in any period depends on various factors such as the size and composition of the hedge, the shape of the yield curve and the level of implied interest rate volatility.

Net Insurance Premiums Earned

Net insurance premiums earned increased $217.8 million as a result of increases in voluntary homeowners and auto insurance as well as lender-placed property lines of business along with an increase in reinsurance premiums earned.

Other Revenue

Other revenue consisted of the following:

	Years Ended December 31,
	2006	2005
	(in thousands)
Appraisal fees, net	$136,989	$109,898
Credit report fees, net	73,845	77,830
Title services	44,185	44,293
Insurance agency commissions	29,574	28,785
Increase in cash surrender value of life insurance	22,869	8,324
Global Operations Segment processing fees	22,068	64,688
Other	245,149	136,361
Total other revenue	$574,679	$470,179

Global Operations Segment processing fees decreased during 2006 as compared to the prior year due to the termination of our joint venture with Barclays Bank, PLC.

Compensation Expenses

Compensation expenses increased $758.5 million, or 21%, during 2006 as compared to 2005. Details are presented below:

	Years Ended December 31,
	2006	2005
	(in thousands)
Base salaries	$2,317,613	$1,994,158
Incentive bonus and commissions	1,914,284	1,940,426
Payroll taxes and other benefits	845,934	630,545
Deferral of loan origination costs	(703,846)	(949,646)
Total compensation expenses	$4,373,985	$3,615,483

Average workforce by segment is summarized below:

	Years Ended December 31,
	2006	2005
Mortgage Banking	40,806	35,699
Banking	2,276	1,804
Capital Markets	802	624
Insurance	2,106	2,016
Global Operations	2,315	2,650
Corporate Administration	7,072	5,921
Average workforce, including temporary staff	55,377	48,714

In the Loan Production Sector, compensation expenses increased $130.4 million, or 5%, prior to the deferral of loan origination costs, because of a 15% increase in average staff to support our long-term objective of market share growth.

In the Loan Servicing Sector, compensation expense increased $59.6 million, or 20%, to accommodate a 10% increase in the number of loans serviced as well as an increased focus on customer satisfaction and on regulatory compliance. Compensation expenses increased $322.7 million in most other business segments and corporate areas, reflecting growth in the Company.

Incremental direct costs associated with the origination of loans are deferred when incurred. Subsequent treatment of these costs is based on whether the loans are held for sale or held for investment. If the loan is sold, the costs deferred are included as a component of gain on sale; if the loan is held for investment, the deferred costs are amortized to interest income over the life of the loan. Deferral of loan origination costs decreased due to a decline in the volume of loans produced and a decrease in the deferral rate during 2006.

Occupancy and Other Office Expenses

Occupancy and other office expenses are summarized below:

	Years Ended December 31,
	2006	2005
	(in thousands)
Office and equipment rentals	$230,634	$186,335
Depreciation expense	206,498	181,598
Utilities	161,598	134,735
Postage and courier service	109,889	101,064
Office supplies	85,635	85,232
Repairs and maintenance	77,629	63,756
Dues and subscriptions	64,398	53,154
Other	93,883	73,806
Total occupancy and other office expenses	$1,030,164	$879,680

Occupancy and other office expenses for 2006, increased by 17%, or $150.5 million, primarily to accommodate a 14% increase in the average workforce.

Insurance Claim Expenses

Insurance claim expenses were $449.1 million for 2006 as compared to $441.6 million for the prior year. The change in insurance claim expenses reflects the growth in our insurance book of business offset by a $98.5 million reduction in catastrophe claim expenses.

Advertising and Promotion Expenses

Advertising and promotion expenses increased 14% from 2005 as a result of a shift in the mortgage loan production market. Purchase activity, which was more prevalent in 2006, generally requires more advertising and promotion than refinance activity, which is customarily driven by increased consumer demand for mortgages resulting from low interest rates.

Other Operating Expenses

Other operating expenses are summarized below:

	Years Ended December 31,
	2006	2005
	(in thousands)
Legal, consulting, accounting and auditing expenses	$239,919	$141,028
Insurance commission expense	188,872	166,970
Travel and entertainment	122,756	115,473
Insurance	73,001	55,071
Losses on servicing-related advances	62,749	51,370
Software amortization and impairment	59,198	64,962
Taxes and licenses	58,427	49,488
Other	275,381	213,983
Deferral of loan origination costs	(111,249)	(155,333)
Total other operating expenses	$969,054	$703,012

The increase in operating expenses reflects overall growth in the Company.

Results of Operations Comparison—Year Ended December 31, 2005, (“2005”) and Year Ended December 31, 2004 (“2004”)

Consolidated Earnings Performance

Our earnings were $2,528.1 million for 2005, a 15% increase from 2004. Our diluted earnings per share for 2005 were $4.11, a 13% increase from diluted earnings per share from the prior year.

The increase in our earnings was primarily the result of an increase in the profitability of our Banking Segment which produced pre-tax earnings of $1,074.5 million, up 84% from the prior year. This increase was due mainly to a 115% increase in average interest-earning assets at Countrywide Bank from the prior year.

The Mortgage Banking Segment produced pre-tax earnings of $2,434.5 million for 2005, an increase of 4%. In the Mortgage Banking Segment, improved financial performance of our MSRs was for the most part offset by a decline in the profitability of our Loan Production Sector.

Production Sector pre-tax earnings were affected by market price pressure, which offset the positive impact of increased sales of Prime Mortgage Loans and Nonprime Mortgage Loans. Loan Production Sector pre-tax earnings were $1,659.5 million for 2005, a decrease of $1,024.8 million from the prior year.

The pre-tax earnings in the Loan Servicing Sector, which incorporates the performance of our MSRs and retained interests, was $669.6 million, an improvement of $1,103.1 million from the prior year. This increase in pre-tax earnings was primarily attributable to higher revenue resulting from a 32% increase in the size of the average loan servicing portfolio, higher earnings on escrow balances and an improvement in the amount of impairment/recovery of our retained interests, net of the Servicing Hedge.

Operating Segment Results

Pre-tax earnings (loss) by segment are summarized below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Mortgage Banking:
Loan Production	$1,659,457	$2,684,258
Loan Servicing	669,611	(433,531)
Loan Closing Services	105,457	84,986
Total Mortgage Banking	2,434,525	2,335,713
Banking	1,074,480	582,483
Capital Markets	451,629	479,115
Insurance	183,716	160,093
Global Operations	35,353	41,865
Other	(31,937)	(3,396)
Total	$4,147,766	$3,595,873

The pre-tax earnings (loss) of each segment include intercompany transactions, which are eliminated in the “other” category.

Mortgage loan production by segment and product, net of intersegment sales, is summarized below:

	Years Ended December 31,
	2005	2004
	(in millions)
Segment:
Mortgage Banking	$427,916	$317,811
Banking Operations	46,432	27,116
Capital Markets—conduit acquisitions(1)	21,028	18,079
Total Mortgage Loan Fundings	495,376	363,006
Commercial Real Estate	3,925	358
	$499,301	$363,364
Product:
Prime Mortgage	$405,889	$292,672
Prime Home Equity	44,850	30,893
Nonprime Mortgage	44,637	39,441
Commercial Real Estate	3,925	358
	$499,301	$363,364

(1)          Acquisitions from third parties.

The following table summarizes loan production by purpose and by interest rate type:

	Years Ended December 31,
	2005	2004
	(in millions)
Purpose:
Non-purchase	$263,260	$186,781
Purchase	236,041	176,583
	$499,301	$363,364
Interest Rate Type:
Adjustable-Rate	$261,577	$189,931
Fixed-Rate	237,724	173,433
	$499,301	$363,364

Mortgage Banking Segment

The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors.

Loan Production Sector

Mortgage Banking loan production volume for 2005 increased 35% from the year-ago period. Our market share increased in 2005, which resulted in an increase in both purchase and non-purchase loan production. Purchase loan production increased 30% from the prior year. The increase in purchase loans is significant because this component of the mortgage market has historically offered relatively stable growth, averaging 11% per year over the last 10 years. The non-purchase, or refinance, component of the mortgage market is highly volatile because it is driven almost exclusively by prevailing mortgage interest rates.

The following table summarizes Mortgage Banking loan production by channel, by mortgage loan type, by purpose and by interest rate type:

	Years Ended December 31,(1)
	2005	2004
	(in millions)
Channel:
Originated:
Retail:
Consumer Markets	$120,324	$95,619
Full Spectrum Lending	25,670	15,756
	145,994	111,375
Wholesale Lending	83,564	72,848
Total originated	229,558	184,223
Purchased—Correspondent Lending	198,358	133,588
	$427,916	$317,811
Mortgage Loan Type:
Prime Mortgage	$354,493	$260,979
Nonprime Mortgage	40,089	33,481
Prime Home Equity	33,334	23,351
	$427,916	$317,811
Purpose:
Non-purchase	$226,400	$163,325
Purchase	201,516	154,486
	$427,916	$317,811
Interest Rate Type:
Fixed-Rate	$224,692	$163,588
Adjustable-Rate	203,224	154,223
	$427,916	$317,811

(1)          $8.1 billion of these loans were funded by Countrywide Bank during 2005.

The Correspondent Lending division increased its overall loan production volume due primarily to an increase in the mortgage market combined with increased market share resulting from a shift in consumer preference towards agency conforming and pay-option ARM loan products where we have a large market share.

In 2005, 47% of our loan production was adjustable-rate in comparison to 49% in the prior year. The decrease in adjustable-rate production reflects the increase in short-term interest rates during the current year and the relatively flat yield curve, increasing the relative attractiveness of fixed-rate financing.

The Consumer Markets Division’s commissioned sales force contributed $48.5 billion in purchase originations during 2005, a 31% increase over the prior year. Such purchase production generated by the commissioned sales force represented 77% of the Consumer Markets Division’s total purchase production for 2005.

The pre-tax earnings of the Loan Production Sector are summarized below:

	Years Ended December 31,
	2005		2004
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$3,223,177		$3,187,108
Nonprime Mortgage	1,096,145		1,364,912
Prime Home Equity	820,072		1,130,406
Total revenues	5,139,394	1.20%	5,682,426	1.79%
Expenses:
Compensation	2,015,339	0.47%	1,808,887	0.57%
Other operating	1,054,173	0.24%	788,609	0.25%
Allocated corporate	410,425	0.10%	400,672	0.13%
Total expenses	3,479,937	0.81%	2,998,168	0.95%
Pre-tax earnings	$1,659,457	0.39%	$2,684,258	0.84%
Total Mortgage Banking loan production	$427,916,000		$317,811,000

Despite an increase in loan production, revenues (in dollars and expressed as a percentage of mortgage loans produced) decreased over the prior year. Production Sector revenues were affected by market price pressure and by the effect of flattening of the yield curve on the net interest income earned while we hold loans for sale. Normally, a decline in net interest income caused by a flatter yield curve would be mitigated by an increase in gain on sale, but in 2005 this was hindered by pricing pressure. In 2005, $411.8 billion of mortgage loans, or 96% of loan production, was sold compared to $326.3 billion of mortgage loans, or 103% of loan production, in 2004. This decline in sales as a percentage of production contributed to the decline in revenues as a percentage of mortgage loan production in the current year.

Expenses increased from the prior year, primarily due to an increase in loan production. A shift in the mix of production towards our correspondent channel, which traditionally has the lowest cost structure, helped reduce expenses expressed as a percentage of production compared to the prior year. We continued to expand our loan production operations in 2005 to support our long-term objective of market share growth.

Following is a summary of our loan production channels’ sales organizations:

	December 31,
	2005			2004
	Sales Force	Branches	Call Centers	Sales Force	Branches	Call Centers
Channel:
Retail:
Consumer Markets	8,442	662	4	6,639	577	3
Full Spectrum Lending	4,871	195	7	3,544	160	5
Wholesale Lending	1,311	52	—	1,123	51	—
Correspondent Lending	182	—	—	100	—	—

The following table summarizes the number of people included in the Loan Production Sector workforce:

	December 31,
	2005	2004
Sales	14,806	11,406
Operations:
Regular employees	10,990	9,326
Temporary staff	1,843	934
	12,833	10,260
Administration and support	2,980	2,381
Total Loan Production Sector workforce	30,619	24,047

Loan Servicing Sector

The Loan Servicing Sector includes a workforce of approximately 7,900 who service our 7.4 million mortgage loans.

Our servicing portfolio grew to $1.1 trillion at December 31, 2005, a 33% increase from December 31, 2004. At the same time, the overall weighted-average note rate of loans in our servicing portfolio increased to 6.1% from 5.9% at December 31, 2004.

The following table summarizes the results for the Loan Servicing Sector:

	Years Ended December 31,
	2005		2004
	Amount	Percentage of Average Servicing Portfolio	Amount	Percentage of Average Servicing Portfolio
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$3,194,395	0.333%	$2,382,685	0.327%
Miscellaneous fees	508,576	0.053%	525,807	0.072%
Income from retained interests	455,986	0.048%	388,474	0.054%
Escrow balance income (expense)	366,848	0.038%	(86,514)	(0.012)%
Amortization of mortgage servicing rights	(2,288,354)	(0.238)%	(1,940,457)	(0.267)%
Operating revenues	2,237,451	0.234%	1,269,995	0.174%
Direct expenses	647,898	0.067%	460,552	0.063%
Allocated corporate expenses	64,659	0.007%	77,015	0.011%
Total expenses	712,557	0.074%	537,567	0.074%
Operating earnings	1,524,894	0.160%	732,428	0.100%
Interest expense	354,155	0.037%	306,752	0.042%
Recovery (impairment) of mortgage servicing rights	387,851	0.040%	(279,842)	(0.038)%
Impairment of retained interests	(365,901)	(0.038)%	(364,022)	(0.050)%
Servicing hedge losses	(523,078)	(0.055)%	(215,343)	(0.030)%
Valuation changes, net of Servicing Hedge	(501,128)	(0.053)%	(859,207)	(0.118)%
Pre-tax earnings (loss)	$669,611	0.070%	$(433,531)	(0.060)%
Average servicing portfolio	$959,691,000		$727,821,000

Pre-tax earnings in the Loan Servicing Sector were $669.6 million during 2005, an improvement of $1,103.1 million from the prior year. Such earnings improved due to a 32% increase in the average servicing portfolio, an increase in escrow balance benefit due to higher short-term interest rates and improvement in the value of our retained interests, net of the Servicing Hedge, which resulted from reduced actual and anticipated prepayment rates. The servicing sector was negatively impacted in the current year by hurricane losses of $29.2 million.

Loan Closing Services Sector

The LandSafe companies produced $105.5 million in pre-tax earnings in 2005, an increase of 24% from the prior year. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in our loan origination activity.

Banking Segment

The Banking Segment achieved pre-tax earnings of $1,074.5 million during 2005, as compared to $582.5 million for 2004. Following is the composition of pre-tax earnings by component:

	Years Ended December 31,
	2005	2004
	(in thousands)
Banking Operations	$1,017,313	$534,091
CWL	90,033	71,414
Allocated corporate expenses(1)	(32,866)	(23,022)
Total Banking Segment pre-tax earnings	$1,074,480	$582,483

(1)          Not included in calculation of Banking Operations’ efficiency ratio.

The following table shows total Banking Operations loan production and purchase volume by origination channel:

	Years Ended December 31,
	2005	2004
	(in millions)
Wholesale Lending	$19,178	$13,018
Correspondent Lending	13,529	8,923
Consumer Markets	9,296	5,175
Purchases	4,429	—
	$46,432	$27,116

The revenues and expenses of Banking Operations are summarized in the following table:

	Years Ended December 31,
	2005	2004
	(dollar amounts in thousands)
Interest income	$3,219,590	$1,301,351
Interest expense	(1,938,450)	(631,188)
Net interest income	1,281,140	670,163
Provision for loan losses	(81,644)	(37,438)
Net interest income after provision for loan losses	1,199,496	632,725
Non-interest income	147,990	65,550
Non-interest expense	(330,173)	(164,184)
Pre-tax earnings	$1,017,313	$534,091
Efficiency ratio(1)	23%	22%
After-tax return on average assets	1.01%	1.13%

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

The components of net interest income of Banking Operations are summarized below:

	Years Ended December 31,
	2005			2004
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Mortgage loans(1)	$52,741,015	$2,861,280	5.43%	$23,989,383	$1,147,979	4.79%
Securities available for sale(2)	6,091,499	284,867	4.68%	3,013,265	124,086	4.12%
Short-term investments	723,341	25,049	3.46%	592,919	7,719	1.30%
FHLB securities and FRB stock	1,131,121	48,394	4.28%	567,682	21,567	3.80%
Total earning assets	60,686,976	3,219,590	5.31%	28,163,249	1,301,351	4.62%
Allowance for loan losses	(77,150)			(29,008)
Other assets	714,995			471,333
Total assets	$61,324,821			$28,605,574
Interest-bearing liabilities:
Money market deposits and savings accounts	$2,735,107	98,878	3.62%	$796,823	18,317	2.30%
Company-controlled custodial deposits(3)	11,895,480	382,332	3.21%	7,870,918	102,096	1.30%
Time deposits	16,204,803	585,139	3.61%	6,435,178	197,389	3.07%
Total interest-bearing deposits	30,835,390	1,066,349	3.46%	15,102,919	317,802	2.10%
FHLB advances	22,086,532	769,711	3.48%	10,323,708	305,032	2.95%
Other borrowed funds	3,175,166	102,390	3.22%	578,855	8,354	1.44%
Total borrowed funds	25,261,698	872,101	3.45%	10,902,563	313,386	2.87%
Total interest-bearing liabilities	56,097,088	1,938,450	3.46%	26,005,482	631,188	2.43%
Non interest-bearing liabilities and equity:
Non interest-bearing checking	460,624			95,310
Other liabilities	777,737			414,033
Shareholder’s equity	3,989,372			2,090,749
Total non interest-bearing liabilities and equity	5,227,733			2,600,092
Total liabilities and shareholder’s equity	$61,324,821			$28,605,574
Net interest income		$1,281,140			$670,163
Net interest spread(4)			1.85%			2.19%
Net interest margin(5)			2.11%			2.38%

(1)           Average balances include nonaccrual loans.

(2)           Average balances and yields for securities available for sale are based on average amortized cost computed on the settlement date basis.

(3)           Represents an intercompany rate paid to the Loan Servicing Sector.

(4)           Calculated as yield on total average interest-earning assets less rate on total average interest-bearing liabilities.

(5)           Calculated as net interest income divided by total average interest-earning assets.

The dollar amounts of interest income and interest expense change depending upon changes in interest rates and in the relative volumes of our interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period’s volume), and (iii) changes in rate/volume (changes in rate multiplied the change in volume)—which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below—were as follows:

	Year Ended 2005 vs 2004
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
	(in thousands)
Interest-earning assets:
Mortgage loans	$1,500,308	$212,993	$1,713,301
Securities available for sale	141,938	18,843	160,781
Short-term investments	2,028	15,302	17,330
FHLB securities and FRB stock	23,686	3,141	26,827
Total interest income	$1,667,960	$250,279	$1,918,239
Interest-bearing liabilities:
Money market deposits and savings accounts	$65,210	$15,351	$80,561
Company-controlled custodial deposits	72,036	208,200	280,236
Time deposits	347,220	40,530	387,750
Total deposits	484,466	264,081	748,547
FHLB advances	401,443	63,236	464,679
Other borrowed funds	73,742	20,294	94,036
Total borrowings	475,185	83,530	558,715
Total interest expense	959,651	347,611	1,307,262
Net interest income	$708,309	$(97,332)	$610,977

The increase in net interest income is primarily due to a $32.5 billion or 115% increase in average interest-earning assets, partially offset by a 27 basis point reduction in net interest margin. Net interest margin experienced compression during 2005 from the prior year mainly as a result of a lag in the re-pricing of the Bank’s loan portfolio compared to the increase in the cost of its interest-bearing liabilities and to the large volume of loans held by the Bank that are earning interest at their reduced introductory interest rates.

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

Following is a summary of pay-option ARM loans held for investment by Banking Operations:

	December 31,
	2005	2004
	(in thousands)
Total pay-option ARM loan portfolio	$26,101,306	$4,698,665
Total principal balance of pay-option ARM loans with accumulated negative amortization	$13,963,721	$32,818
Accumulated negative amortization (from original loan balance)	$74,748	$29
Average original loan-to-value ratio(1)	75%	73%
Average combined original loan-to-value ratio(2)	78%	75%
Average original FICO score (3)	720	730
Loans delinquent 90 days or more	0.10%	0.02%

(1)          The ratio of the lower of the amount of the loan that is secured by the property to the original appraised value or purchase price of the property.

(2)          The ratio of the lower of the amount of all loans secured by the property to the original appraised value or purchase price of the property.

(3)          A FICO score is a measure of borrower creditworthiness determined using a statistical model. FICO scores range from approximately 300 to 850, with a higher score indicating an individual with a more favorable credit profile.

The composition of the Banking Operations balance sheets is as follows:

	December 31,
	2005		2004
	Amount	Rate	Amount	Rate
	(dollar amounts in thousands)
Assets
Short-term investments	$245,046	4.08%	$314,799	2.15%
Mortgage loans, net of allowance for loan losses of $102,756 and $48,972 respectively	64,279,198	6.11%	34,230,360	5.25%
Securities available for sale	6,250,929	5.02%	4,795,762	5.02%
FHLB securities and FRB stock	1,332,820	4.73%	794,695	3.96%
Total interest-earning assets	72,107,993	5.98%	40,135,616	5.17%
Other assets	918,613		827,740
Total assets	$73,026,606		$40,963,356
Liabilities and Equity
Deposits:(1)
Customer	$25,299,605	4.09%	$12,035,961	3.27%
Company-controlled escrow deposit accounts	13,332,801	4.18%	7,900,901	2.19%
FHLB advances	26,266,861	3.88%	15,475,000	2.97%
Other borrowings	1,279,878	4.23%	1,811,149	2.37%
Total interest-bearing liabilities	66,179,145	4.03%	37,223,011	2.87%
Other liabilities	1,574,072		815,565
Shareholder’s equity	5,273,389		2,924,780
Total liabilities and equity	$73,026,606		$40,963,356
Primary spread(2)		1.95%		2.30%
Nonaccrual loans	$153,942		$21,808

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

Capital Markets Segment

Our Capital Markets Segment achieved pre-tax earnings of $451.6 million for 2005, a decrease of $27.5 million, or 6%, from 2004. Total revenues were $798.3 million, an increase of $36.8 million, or 5%, compared to the prior year. During 2005, Capital Markets realized $67.3 million in revenue from its commercial real estate finance activities. Partially offsetting this increase in revenue, market conditions caused by rising short-term interest rates and a flattening of the yield curve resulted in lower revenue from conduit and securities trading operations. The Capital Markets Segment has expanded its capacity in its existing business lines and its investment in new lines of business such as commercial real estate finance and broker-dealer operations in Japan, which contributed to an increase in expenses of $64.3 million, or 23%, compared to the prior year.

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

During 2005, the Capital Markets Segment generated revenues totaling $301.2 million from its conduit activities, which includes managing the acquisition and sale or securitization of whole loans on behalf of the Mortgage Banking Segment. Conduit revenues for 2005 decreased 6% in comparison to the prior year, primarily because of a decrease in margins, driven by a flattening of the yield curve and increased competition.

Underwriting revenues decreased $17.4 million from the prior year because of decreased underwriting of CHL securitizations by Capital Markets and a decrease in margins.

Trading volumes increased 2% from the prior year excluding U.S. Treasury securities. Including U.S. Treasury securities, the total securities volume traded increased 14% over the prior year. Despite the increase in trading volumes, securities trading revenue declined 16% due to a decline in trading margins and a shift in product mix to lower margin product.

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

Insurance Segment

The Insurance Segment’s pre-tax earnings increased 15% over the prior year, to $183.7 million. The following table shows pre-tax earnings by component:

	Years Ended December 31,
	2005	2004
	(in thousands)
Balboa Reinsurance Company	$178,647	$134,928
Balboa Life & Casualty(1)	23,836	49,496
Allocated corporate expenses	(18,767)	(24,331)
Total Insurance Segment pre-tax earnings	$183,716	$160,093

(1)          Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

The following table shows net insurance premiums earned:

	Years Ended December 31,
	2005	2004
	(in thousands)
Balboa Reinsurance Company	$180,716	$157,318
Balboa Life & Casualty	772,931	625,367
Total net insurance premiums earned	$953,647	$782,685

The following table shows insurance claim expenses:

	Years Ended December 31,
	2005		2004
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$30,756	17%	$41,529	26%
Balboa Life & Casualty	410,828	53%	348,674	56%
Total insurance claim expenses	$441,584		$390,203

Our mortgage reinsurance business produced $178.6 million in pre-tax earnings, an increase of 32% over the prior year, driven primarily by growth of 9% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts, along with a reduced provision, as a percentage of premiums earned, for insured losses due to faster-than expected prepayments of older pools of reinsured loans.

Our Life and Casualty insurance business produced pre-tax earnings of $23.8 million, a decrease of $25.7 million from the prior year. The decrease in earnings was driven by $87.7 million in catastrophe losses, including $85.2 million relating to the hurricanes that struck the Gulf Coast states in 2005, in comparison to $67.9 million incurred in the prior year and an increase in expenses due to the growth in our business. The impact of these losses and increase in expenses was partially offset by an increase in net earned premiums during 2005 in comparison to the prior year. The increase in net earned premiums was primarily attributable to an increase in voluntary homeowners and auto insurance.

Global Operations Segment

Global Operations pre-tax earnings totaled $35.4 million, a decrease of $6.5 million from the prior year. The decrease in earnings was due to a 38% decline in the number of new mortgage loans processed.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

Gain on sale of loans and securities is summarized below:

	Years Ended December 31,
	2005			2004
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	Margin(2)	Loans Sold	Amount	Margin(2)
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$340,483,290	$2,787,108	0.82%	$268,227,114	$2,492,464	0.93%
Nonprime Mortgage Loans	43,774,272	881,843	2.01%	30,649,607	1,115,450	3.64%
Prime Home Equity Loans:
Initial sales	24,258,329	510,109	2.10%	25,849,186	719,610	2.78%
Subsequent draws	3,331,610	121,519	3.65%	1,586,859	59,012	3.72%
	27,589,939	631,628	2.29%	27,436,045	778,622	2.84%
Total Production Sector	411,847,501	4,300,579	1.04%	326,312,766	4,386,536	1.34%
Reperforming loans	1,186,033	32,595	2.75%	2,770,673	127,149	4.59%
	$413,033,534	4,333,174	1.05%	$329,083,439	4,513,685	1.37%
Capital Markets:
Conduit activities(1)	$55,475,610	258,910	0.47%	$44,157,661	273,424	0.62%
Underwriting	N/A	232,008	N/A	N/A	238,570	N/A
Commercial real estate	$3,155,389	62,242	1.97%	$57,973	2,938	5.07%
Securities trading and other	N/A	(54,021)	N/A	N/A	(218,922)	N/A
		499,139			296,010
Other	N/A	29,467	N/A	N/A	32,387	N/A
		$4,861,780			$4,842,082

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

For the Mortgage Banking Segment, the effects of changes in the volume of loan sales and the margin on sale on the amount of gain on sale is summarized in the following table:

	Year Ended 2005 vs. 2004
	Increase (Decrease) Due to
	Loans Sold	Margin	Total
	(in thousands)
Mortgage Banking:
Prime Mortgage Loans	$615,983	$(321,339)	$294,644
Nonprime Mortgage Loans	373,251	(606,858)	(233,607)
Prime Home Equity Loans:
Initial sales	(42,110)	(167,391)	(209,501)
Subsequent draws	63,660	(1,153)	62,507
	21,550	(168,544)	(146,994)
Total Production Sector	1,010,784	(1,096,741)	(85,957)
Reperforming loans	(55,577)	(38,977)	(94,554)
Total Mortgage Banking	$955,207	$(1,135,718)	$(180,511)

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

Net Interest Income and Provision for Loan Losses

Net interest income is summarized below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Net interest income (expense):
Banking Segment loans and securities	$1,381,672	$736,236
Mortgage Banking Segment:
Loans and securities	607,041	1,202,571
Loan Servicing Sector:
Net interest income (expense) on custodial balances	366,848	(86,514)
Interest expense	(382,324)	(353,454)
Capital Markets Segment securities inventory	167,131	343,385
Other	213,252	195,092
Net interest income	2,353,620	2,037,316
Provision for loan losses	(115,685)	(71,775)
Net interest income after provision for loan losses	$2,237,935	$1,965,541

The increase in net interest income from the Banking Segment was primarily attributable to growth in the average investment in mortgage loans in the Bank and CWL. Average interest-earning assets in the Banking Segment increased to $66.8 billion during 2005, an increase of $34.9 billion over the prior year. Offsetting this increase, the net interest margin decreased to 2.05% during 2005 from 2.31% during the prior year.

The decrease in net interest income from Mortgage Banking loans and securities reflects primarily a flattening of the yield curve during 2005 as compared to 2004 partially offset by an increase in average balance. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Short-term interest rates rose while long-term mortgage interest rates declined slightly between 2004 and 2005, reducing the net interest income relating to outstanding balances. The decline in net interest margin was not offset by an increase in gain on sale due to price competition.

Interest expense allocated to the Loan Servicing Sector increased primarily due to an increase in total Servicing Sector assets combined with an increase in cost of funds.

Net interest income from custodial balances increased in the current period due to an increase in the earnings rate on the custodial balances from 1.24% during 2004 to 3.26% during 2005, resulting from an increase in short-term interest rates combined with an increase in average custodial balances of $4.8 billion or 28% over the prior year. We are required to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $343.2 million and $296.7 million in 2005 and 2004, respectively.

The decrease in net interest income from the Capital Markets securities portfolio is attributable to a decrease in the net interest margin from 0.93% in 2004 to 0.47% in 2005, which is partially offset by an increase of 20% in the average inventory of securities held. The decrease in net interest margin on the securities portfolio is primarily due to a larger increase in short-term financing rates versus the increase in rates in the longer-term securities held by the Capital Markets Segment. The decline in net interest income was partially offset by a decrease in loss on sale of securities.

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

Loan Servicing Fees and Other Income from MSRs and Retained Interests

Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Servicing fees, net of guarantee fees(1)	$3,194,395	$2,382,685
Income from retained interests	455,986	388,474
Late charges	237,112	182,446
Prepayment penalties	211,668	153,467
Global Operations Segment subservicing fees	108,378	106,356
Ancillary fees	73,715	56,159
Total loan servicing fees and income from MSRs and retained interests	$4,281,254	$3,269,587

(1)          Includes contractually specified servicing fees.

The increase in servicing fees, net of guarantee fees, was principally due to a 32% increase in the average servicing portfolio, plus an increase in the overall annualized net service fee earned from 0.327% of the average portfolio balance during 2004 to 0.333% during 2005.

The increase in income from retained interests was due primarily to a 23% increase in the average investment in these assets. This income excludes any impairment charges, which are included in recovery (impairment) of retained interests in the consolidated statement of earnings. Retained interests include interest-only and principal-only securities as well as residual interests that arise from the securitization of mortgage loans, particularly Nonprime Mortgage and Prime Home Equity Loans.

Amortization of Mortgage Servicing Rights

We recorded amortization of MSRs of $2,288.4 million, or an annual rate of 20.8%, during 2005 as compared to $1,940.5 million, or an annual rate of 22.0%, during 2004. The amortization rate of MSRs is dependent on the forecasted prepayment speeds at the beginning of each quarter during the period. On average, prevailing mortgage rates at the beginning of the quarterly periods during 2005 were slightly higher than in 2004. In addition, the average of the portfolio note rates was lower over the same period. As a result, the average forecasted prepayment speeds were lower in the current period. This resulted in a lower amortization rate for 2005 than in 2004. Dollar amortization was higher because the MSR asset balance was higher during 2005.

Recovery (Impairment) of Mortgage Servicing Rights

During 2005, we recovered previously recorded impairment of MSRs of $387.9 million, compared to impairment of $279.8 million in 2004. Total recovery of MSRs during 2005 resulted from an increase in the estimated fair value of MSRs resulting primarily from the increase in mortgage interest rates during the period. MSR impairment in 2004 resulted generally from a decrease in the MSRs’ estimated fair value driven by a slight decrease in mortgage rates during the period.

Impairment of Retained Interests

In 2005 and 2004 we recognized impairment of retained interests of $364.5 million and $368.3 million, respectively, resulting from a decline in the value of such securities. The collateral underlying certain of these residuals is fixed-rate for a defined period of time while the pass-through rate is floating. An increase in projected short-term interest rates during both periods caused compression of the spread on such residuals, which resulted in a decline in their value.

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

Other Revenue

Other revenue consisted of the following:

	Years Ended December 31,
	2005	2004
	(in thousands)
Appraisal fees, net	$109,898	$75,991
Credit report fees, net	77,830	70,558
Global Operations Segment processing fees	64,688	78,404
Title services	44,293	46,480
Insurance agency commissions	28,785	63,194
Increase in cash surrender value of life insurance	8,324	22,041
Other	136,361	154,001
Total other revenue	$470,179	$510,669

Compensation Expenses

Compensation expenses increased $478.4 million, or 15%, during 2005 as compared to the prior year. Details are summarized below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Base salaries	$1,994,158	$1,607,602
Incentive bonus and commissions	1,940,426	1,636,833
Payroll taxes and other benefits	630,545	471,402
Deferral of loan origination costs	(949,646)	(578,792)
Total compensation expenses	$3,615,483	$3,137,045

Average workforce by segment is summarized below:

	Years Ended December 31,
	2005	2004
Mortgage Banking	35,699	28,345
Banking	1,804	1,015
Capital Markets	624	532
Insurance	2,016	1,834
Global Operations	2,650	2,131
Corporate Administration	5,921	5,074
Average workforce, including temporary staff	48,714	38,931

In the Loan Production Sector, compensation expenses increased $505.4 million, or 21%, prior to the deferral of loan origination costs, because of a 27% increase in average staff.

In the Loan Servicing Sector, compensation expense rose $62.5 million, or 26%, to accommodate a 20% increase in the number of loans serviced. Compensation expenses increased in most other business segments and corporate areas, reflecting growth in the Company.

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

Occupancy and Other Office Expenses

Occupancy and other office expenses are summarized below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Office and equipment rentals	$186,335	$159,316
Depreciation expense	181,598	111,664
Utilities	134,735	106,259
Postage and courier service	101,064	89,193
Office supplies	85,232	68,623
Repairs and maintenance	63,756	54,924
Dues and subscriptions	53,154	44,859
Other	73,806	8,540
Total occupancy and other office expenses	$879,680	$643,378

Occupancy and other office expenses for 2005 increased by $236.3 million primarily to accommodate a 25% increase in the average workforce.

Insurance Claim Expenses

Insurance claim expenses were $441.6 million for 2005 as compared to $390.2 million for 2004. The increase in insurance claim expenses was due mainly to growth in our insured risk and a $19.8 million increase in catastrophe losses over the prior year.

Advertising and Promotion Expenses

Advertising and promotion expenses increased 34% from 2004, as a result of a shift in the mortgage loan production market towards purchase activity, which generally requires more advertising and promotion than refinance activity.

Other Operating Expenses

Other operating expenses are summarized below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Insurance commission expense	$166,970	$123,225
Legal, consulting, accounting and auditing expenses	141,028	103,990
Travel and entertainment	115,473	85,319
Software amortization and impairment	64,962	53,235
Insurance	55,071	55,608
Losses on servicing-related advances	51,370	48,555
Taxes and licenses	49,488	37,582
Other	213,983	196,433
Deferral of loan origination costs	(155,333)	(75,404)
Total other operating expenses	$703,012	$628,543

Quantitative and Qualitative Disclosures About Market Risk

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

The Company manages price risk through the natural counterbalance of its loan production and servicing businesses. The Company also uses various financial instruments, including derivatives, to manage price risk related specifically to the values of its IRLC, mortgage loans and MBS held by the Company pending sale (“Mortgage Loan Inventory”), MSRs and retained interests and trading securities, as well as a portion of its debt.

The Company manages interest rate risk in its Banking Segment by funding the segment’s interest-earning assets with liabilities of similar duration or a combination of derivative instruments and certain liabilities that create repricing characteristics that more closely reflect the repricing behaviors of those assets than the liabilities alone.

Interest Rate Lock Commitments and Mortgage Inventory

We are exposed to price risk relative to our Mortgage Loan Inventory and our IRLCs. The Mortgage Loan Inventory is comprised of mortgage loans held pending sale, and is presently held for an average of approximately 26 days. IRLCs guarantee the rate and points on the underlying mortgage or group of mortgages for a specified period, generally from seven to 75 days.

With regard to loans held for sale, we are exposed to price risk from the time an IRLC is made to a mortgage applicant or financial intermediary to the time the resulting mortgage loan is sold. For loans held for investment, we are exposed to price risk from the time an IRLC is made to a financial intermediary to the time the loan is purchased. During these periods, the Company is exposed to losses if mortgage rates rise, because the value of the IRLC or mortgage loan held for sale declines. To manage this price risk the Company uses derivatives.

Managing the interest rate risk related to IRLCs is complicated by the fact that the ultimate percentage of applications that close within the terms of the IRLC is beyond our control and is driven primarily by changes in mortgage rates in the marketplace. In general, the percentage of applications that ultimately close within the terms of the IRLC increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicants’ committed rates. The closing percentage is also influenced by the source and age of the applications, purpose for the loans (purchase or refinance) and the application approval rate. We have developed closing ratio estimates using historical experience that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. Those closing ratios are used to estimate the aggregate balance of loans that we expect to fund within the terms of the IRLCs. Our closing ratio estimates are revised periodically.

To manage the price risk associated with IRLCs, we generally use a combination of net forward sales of MBS and put and call options on MBS, U.S. Treasury futures and Eurodollar futures. We generally enter into forward sales contracts of MBS in an amount equal to the portion of the IRLCs expected to close, assuming no change in mortgage rates. We acquire put and call options to protect against the variability of the rate of loan closings caused by changes in mortgage rates. To manage credit spread risk associated with our IRLCs, we may enter into credit default swaps.

We manage the price risk related to our Mortgage Loan Inventory primarily by entering into forward sales of MBS and Eurodollar futures contracts. The value of these forward MBS sales and Eurodollar futures moves in the opposite direction of the value of the Mortgage Loan Inventory. To manage credit spread risk associated with our Mortgage Loan Inventory, we may enter into credit default swaps.

We manage the price risk and credit risk related to our commercial mortgage loans using interest rate swaps, total rate of return and credit default swaps.

We actively manage the risk profiles of our IRLCs and Mortgage Loan Inventory on a daily basis.

A more detailed description of the derivative instruments we use in our risk management activities related to the IRLCs and Mortgage Loan Inventory is presented below:

•       Forward Sales of MBS: An obligation to sell MBS at a specified price on a specified date in the future. The value increases as mortgage rates rise.

•       Forward Purchases of MBS: An obligation to buy MBS at a specified price on a specified date in the future. The value increases as mortgage rates fall.

•       Long Call Options on MBS: A right to buy MBS at a specified price on a specified date in the future. The value increases as mortgage rates fall.

•       Long Put Options on MBS: A right to sell MBS at a specified price on a specified date in the future. The value increases as mortgage rates rise.

•       Long Call Options on U.S. Treasury Futures: A right to acquire a U.S. Treasury futures contract at a specified price on a specified date in the future. The value increases as the benchmark U.S. Treasury rate falls.

•       Long Put Options on U.S. Treasury Futures: A right to sell a U.S. Treasury futures contract at a specified price on a specified date in the future. The value increases as the benchmark U.S. Treasury rate rises.

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

•       Credit Default Swaps: An agreement to purchase credit event protection based on a financial index or security in exchange for paying a fixed fee or premium over the term of the contract. For use in the risk management primarily of commercial mortgage loans, the Company receives credit protection and pays a fixed fee or premium. The value of these contracts increases when the probability of the occurrence of a credit event rises.

Mortgage Servicing Rights (MSRs) and Retained Interests

Our MSRs and retained interests are generally subject to loss in value when mortgage rates decline. Declining mortgage rates normally precipitate increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs and retained interests, thereby reducing their value. Reductions in the value of these assets impact earnings primarily through change in fair value and impairment charges. To moderate the effect on earnings caused by a rate-driven decline in fair value, we maintain a portfolio of financial instruments, including derivatives, which generally increase in aggregate value when interest rates decline (the “Servicing Hedge”).

We use the following financial instruments in our Servicing Hedge:

•       Interest Rate Floors: A right to receive cash if a reference interest rate falls below a contractual strike rate. The value increases as reference interest rates fall. The reference interest rates used include mortgage rates, U.S. Treasury rates and USD LIBOR.

•       Long U.S. Treasury Futures: An agreement to purchase a U.S. Treasury security at a specified price on a specified date in the future. The value increases as the benchmark U.S. Treasury rate falls.

•       Long Call Options on U.S. Treasury and Eurodollar futures: A right to acquire a U.S. Treasury or Eurodollar futures contract at a specified price on a specified date in the future. The value increases as the benchmark U.S. Treasury or Eurodollar rate falls.

•       Long Put Options on U.S. Treasury and Eurodollar futures: A right to sell a U.S. Treasury or Eurodollar futures contract at a specified price on a specified date in the future. The value increases as the benchmark U.S. Treasury or Eurodollar rate rises.

•       Forward Purchases of MBS: An obligation to buy MBS at a specified price on a specified date in the future. The value increases as mortgage rates fall.

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

•       Mortgage Forward Rate Agreement: A mutual agreement to exchange a single cash flow at a forward settlement date, based on the basis point difference between the forward fixed rate and floating rate set equal to the 30-day forward current coupon mortgage rate, known as the Constant Mortgage Maturity index, on the settlement date. For use in the Servicing Hedge, we generally receive the fixed rate and pay the floating rate. Such contracts increase in value as the spread between the current coupon mortgage rate and the swap curve tightens, or when interest rates fall.

•       Interest Rate Caps:  A right to receive cash if a reference interest rate rises above a contractual strike rate. The value increases as the reference interest rate rises. The reference interest rates used in the Company’s interest rate caps include mortgage rates, U.S. Treasury rates and USD LIBOR.

These instruments are combined to manage the overall risk profile of the MSRs and retained interests. We actively manage our MSR and retained interests risk profile on a daily basis.

Securities Trading Activities

Within our Capital Markets operations, we maintain a trading portfolio of fixed-income securities, primarily MBS. We are exposed to price changes in our trading portfolio arising from interest rate changes during the period we hold the securities. To manage this risk, we use the following derivative instruments:

•       Forward Sales of To-Be-Announced (“TBA”) MBS: An obligation to sell at a specified price on a specified date in the future, agency pass-through MBS that have not yet been issued. The value increases as mortgage rates rise.

•       Forward Purchases of TBA MBS: An obligation to purchase at a specified price on a specified date in the future, agency pass-through MBS that have not yet been issued. The value increases as mortgage rates fall.

•       Forward Sale of U.S. Treasury Securities:  An agreement to sell a specified quantity of U.S. Treasury securities for a specified price on a specified date in the future. The value increases when interest rates rise.

•       Forward Purchase of U.S. Treasury Securities:  An agreement to buy a specified quantity of U.S Treasury Securities for a specified price on a specified date in the future. The value increases when interest rates fall.

•       Short Futures Contract: A standardized exchange-traded contract, the value of which is tied to spot Federal Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Federal Funds or Eurodollar rates rise.

•       Long Futures Contract: A standardized exchange-traded contract, the value of which is tied to the spot Federal Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Federal Funds or Eurodollar rates fall.

•       Interest Rate Swaps: A mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g. USD LIBOR). For use in its trading portfolio risk management activities, the Company typically receives the floating rate and pays the fixed rate. Such contracts increase in value as rates rise.

•       Long Put Options on Federal Funds and Eurodollar futures:  A right to sell Federal Funds or Eurodollar futures contract at a specified price on a specified date in the future. The value increases as the benchmark Federal Funds or Eurodollar rate rises.

•       Long Call Options on Federal Funds and Eurodollar futures:  A right to acquire Federal Funds or Eurodollar futures contract at a specified price on a specified date in the future. The value increases as the benchmark Federal Funds or Eurodollar rate falls.

•       Interest Rate Caps:  A right to receive cash if a reference interest rate rises above a contractual strike rate. The value increases as the reference interest rate rises. The reference interest rates used in the Company’s interest rate caps include mortgage rates, U.S. Treasury rates, and USD LIBOR.

•       Receiver Swaptions:  A right to enter a predetermined Interest Rate Swap at a future date where we receive the fixed rate and pay the floating rate. These contracts increase in value as rates fall.

Banking Operations

The primary component of the earnings of our Banking Operations is net interest income from our mortgage loan and securities investment portfolios. In our Banking Operations, we invest primarily in adjustable-rate and short duration residential mortgages. Our securities portfolio is comprised primarily of short duration sequential collateralized mortgage obligations and Agency MBS. We manage our interest rate risk primarily by matching our short duration assets with interest-bearing liabilities that have similar duration and re-pricing characteristics. Deposits are priced to encourage consumers to choose maturity terms consistent with our assets. Interest rate swaps are also used to efficiently and cost effectively modify the repricing characteristics of our liabilities to be more closely aligned with our interest-earning assets.

Long-term Debt and Deposit Liabilities

Management’s objective in financing the activities of the Company is to ensure access to reliable and cost-effective funding from a variety of sources in order to meet the Company’s financing requirements under various market conditions. These financing activities subject the Company to interest rate risk. Specifically, the Company is exposed to the risk that the interest expense it incurs on its long-term borrowings will change at a different speed than the income it earns on the assets financed by the long-term debt, contributing to variability of net interest income earnings. To address this risk, management seeks long-term debt structured to reprice in a manner similar to the assets it is financing. However, the Company may not be able to obtain access to borrowings structured to match the repricing characteristics of the assets being financed at optimal interest rates (i.e., cost). Management addresses this constraint, in part, by entering into interest rate and foreign currency swap agreements designed to modify the structure of its borrowings. These agreements have the effect of changing the structure of a debt agreement to one that approximates the repricing characteristics of the assets financed.

Impact of Changes in Interest Rates on the Net Value of the Company’s Interest Rate-Sensitive Financial Instruments and MSRs

We perform various sensitivity analyses that quantify the net financial impact of changes in interest rates on our interest rate-sensitive assets, liabilities and commitments. These analyses incorporate assumed changes in the interest rate environment, including selected hypothetical, instantaneous parallel shifts in the yield curve.

We employ various commonly used modeling techniques to value our financial instruments in connection with these sensitivity analyses. For mortgage loans, MBS, MBS forward contracts, collateralized mortgage obligations, interest-only securities and MSRs, option-adjusted spread (“OAS”) models are used. The primary assumptions used in these models for the purpose of these sensitivity analyses are the prepayment speeds and implied market volatility of interest rates. For options and interest rate floors, an option-pricing model is used. The primary assumption used in this model is implied market volatility of interest rates. Retained interests, with the exception of interest-only securities, are valued using a zero volatility discounted cash flow model. The primary assumptions used in these models are prepayment rates, discount rates and credit losses.

The following table summarizes the estimated change in fair value of our interest-rate-sensitive assets, liabilities and commitments as of December 31, 2006, given several hypothetical, (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(in millions)
MSRs and financial instruments:
MSR and retained interests	$(3,285)	$(1,518)	$1,182	$2,024
Impact of Servicing Hedge:
Mortgage-based	418	209	(208)	(416)
Swap-based	3,000	1,266	(887)	(1,533)
Treasury-based	389	124	(11)	(11)
MSRs and retained interests, net	522	81	76	64
Interest rate lock commitments	282	191	(301)	(671)
Mortgage Loan Inventory	1,032	667	(926)	(2,027)
Impact of associated derivative instruments:
Mortgage-based	(1,361)	(863)	1,163	2,520
U.S. Treasury-based	108	41	11	41
Eurodollar-based	(95)	(55)	66	134
Interest rate lock commitments and Mortgage Loan Inventory, net	(34)	(19)	13	(3)
Banking Operations:
Securities portfolio	148	91	(118)	(256)
Mortgage loans held for investment	641	344	(383)	(803)
Deposit liabilities	(358)	(183)	192	387
Federal Home Loan Bank advances	(241)	(113)	100	192
Countrywide Bank, net	190	139	(209)	(480)
Notes payable and capital securities	(744)	(372)	357	683
Impact of associated derivative instruments:
Swap-based	212	108	(110)	(220)
Notes payable and capital securities, net	(532)	(264)	247	463
Insurance company investment portfolios	59	31	(33)	(65)
Net change in fair value related to MSRs and financial instruments	$205	$(32)	$94	$(21)
Net change in fair value related to broker-dealer trading securities	$26	$16	$(17)	$(40)

The following table summarizes the estimated change in fair value of the Company’s interest-rate-sensitive assets, liabilities and commitments as of December 31, 2005, given selected hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(in millions)
Net change in fair value related to MSRs and financial instruments	$(429)	$(419)	$695	$1,333
Net change in fair value related to broker-dealer trading securities	$(18)	$(3)	$(11)	$(33)

These sensitivity analyses are limited in that they were performed at a particular point in time; are based on the hedge position in place at that particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. Not all of the changes in fair value would affect current period earnings. For example, changes in fair value of securities accounted for as available-for-sale securities are recognized as a component of shareholders’ equity, net of income taxes, and our debt is carried at its unpaid balances net of issuance discount or premium. Absent hedge accounting, changes in the market value of our debt are not recorded in current-period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Market Risk—Foreign Currency Risk

To diversify our funding sources on a global basis, we issue medium-term notes denominated in foreign currency in addition to U.S. dollars. We manage the associated foreign currency risk through cross-currency swap transactions. The terms of the cross-currency swaps have the effect of converting all foreign currency-denominated medium-term notes into U.S. dollar obligations, thereby eliminating the associated foreign currency risk. As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

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

Management’s Credit Committee, comprised of our Chief Risk Officer and other senior executives, has primary responsibility for setting strategies to achieve our credit risk goals and objectives. Those goals and objectives are documented in our Credit Policy.

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

We evaluate collateral quality through the use of appraisals, property inspections and/or automated valuation model.

Underwriting guidelines facilitate the uniform application of underwriting standards to all borrowers regardless of race, religion or ethnic background. Uniformity in underwriting also provides a means for measuring and managing credit risk.

Our conventional conforming underwriting guidelines are based on the guidelines accepted by Fannie Mae and Freddie Mac. Our underwriting guidelines for FHA-insured and VA-guaranteed mortgage loans comply with guidelines established by the U.S. Department of Housing and Urban Development or the Veterans Administration. Our underwriting guidelines for non-conforming mortgage loans, Prime Home Equity Loans, and Nonprime Mortgage Loans have been designed so that these loans are salable in the secondary mortgage market. We developed these guidelines to meet the requirements of private investors, rating agencies and third-party credit enhancement providers.

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

We supplement our loan origination standards and procedures with a post-funding quality control process. Our Quality Control Department is responsible for completing loan audits that may consist of a re-verification of loan documentation, an underwriting and appraisal review, and, if necessary, a fraud investigation. We also employ a pre-and post-funding proprietary loan performance evaluation system. This system helps to identify fraud and poor performance of individuals and business entities associated with the origination of our loans. The combination of this system and our audit results allows us to evaluate and measure adherence to prescribed underwriting guidelines and compliance with laws and regulations.

Sale of Loans

Nearly all of the mortgage loans that we originate or purchase in our Mortgage Banking and Capital Markets Segments are sold into the secondary mortgage market primarily in the form of securities, and to a lesser extent as whole loans. In connection with such sales, we have liability under the representations and warranties we make to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our representations and warranties are generally not subject to stated limits. However, our contractual liability arises only when the representations and warranties are breached. We attempt to limit our risk of incurring these losses by structuring our operations to ensure consistent production of quality mortgages and servicing those mortgages at levels that meet or exceed secondary mortgage market standards. We make significant investments in personnel and technology to ensure the quality of our mortgage loan production. The liability for this recourse resulting from a breach of our representations and warranties totaled $390.2 million and $187.5 million at December 31, 2006 and 2005, respectively. The increase in this liability is due mainly to the addition of the liabilities related to securitizations in the current period together with an increase in loan sales, which generally have more extensive representations and warranties than securitizations. The expense of $290.4 million, $66.5 million and $85.4 million for 2006, 2005 and 2004, respectively, associated with the liability for representations and warranties was recorded as a component of gain on sale of loans in the consolidated income statement.

We generally sell our Prime Mortgage Loans on a non-recourse basis, either in the form of securities or as loans. In addition, we may sell a portion of our Nonprime and Prime Home Equity Loans on a non-recourse basis in the form of whole loans.

Securitization

As described below, the degree to which we retain credit risk on loans that we sell through securitizations depends on the structure of the securitization. Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Mortgage Loans generally are securitized with limited recourse for credit losses.

Conforming Conventional Loans

We generally pool conforming conventional loans into MBS guaranteed by Fannie Mae or Freddie Mac. Subject to certain representations and warranties we make, nearly all conventional loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis. We pay guarantee fees to these agencies to compensate them for their assumption of credit risk on the securitized loans.

FHA-Insured and VA-Guaranteed Loans

FHA-insured and VA-guaranteed mortgage loans are generally pooled into MBS guaranteed by the Government National Mortgage Association (“Ginnie Mae”). We are insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. Fees charged by the FHA and VA for assuming such risks are paid directly by the borrower. We are exposed to credit losses on defaulted VA loans to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. We pay guarantee fees to Ginnie Mae for Ginnie Mae’s guarantee on its securities of timely payment of principal and interest. Ginnie Mae does not assume mortgage credit risk associated with the loans securitized under its program.

Non-conforming Conventional Prime Loans

Non-conforming conventional prime mortgage loans are generally pooled into “private-label” (non-agency) MBS. Such securitizations involve some form of credit enhancement such as senior/subordinated structures, including residual interests, overcollateralization or mortgage pool insurance. Securitizations that involve senior/subordinated structures contain securities that assume varying levels of credit risk. Holders of subordinated securities are compensated for the credit risk assumed through a higher yield. When we sell the subordinated securities created in connection with these securitizations we transfer the related credit risk subject to representations and warranties we make when the loans are securitized.  When we retain the subordinated securities, generally the residual interests, we are in the first loss position; however, the recourse for credit losses is limited to the carrying value of the residual securities.

In some cases a portion of the retained residual interest is deposited into a net interest margin (“NIM”) security, which enables us to sell some of the future residual cash flows and retain a smaller residual interest (“Back-end NIM Residual”). The holder of the Back-end NIM Residual is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the Back-end NIM residual.

Prime Home Equity Loans

Prime Home Equity Loans are generally pooled into private-label asset-backed securities. We generally securitize these loans with limited recourse for credit losses through retention of residual interests and other subordinated interests, such as transferor’s interests. We, as the holder of the residual interest are in the first loss position; however, the recourse for credit losses is limited to the carrying value of the residual interest. These securities generally contain credit enhancement in the form of over-collateralization and guarantees provided by a third-party surety. In some cases, the securitizations also contain mortgage pool insurance or a limited corporate guarantee as a form of credit enhancement.

Nonprime Mortgage Loans

Nonprime Mortgage Loans are generally pooled into private-label asset-backed securities. We generally securitize these loans with limited recourse for credit losses through retention of residual interests, the value of which ranges from 1.00% to 5.50% of the principal balance of the loans. The holder of the residual interest is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the residual interest. In some cases, such limited recourse securitizations have contained lender-paid mortgage insurance as a form of credit enhancement or a limited corporate guarantee from us. We also have pooled a portion of our Nonprime Mortgage Loans into securities guaranteed by Fannie Mae. In such cases, we have paid Fannie Mae a guarantee fee in exchange for Fannie Mae assuming a portion of the credit risk of the underlying loans.

In some cases a portion of the retained residual interest is deposited into a net interest margin (“NIM”) security, which enables us to sell some of the future residual cash flows and retain a smaller residual interest (“Back-end NIM Residual”). The value of the Back-end NIM Residuals ranges from 0.00% to 1.50% of the principal balance of the loans underlying the residual security. The holder of the Back-end NIM Residual is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the Back-end NIM Residual.

Our exposure to credit losses related to our recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. These amounts are as follows:

	December 31,
	2006	2005
	(in thousands)
Subordinated Interests:
Prime home equity residual securities	$778,574	$882,139
Prime home equity line of credit transferor’s interests	698,047	253,930
Nonprime residual securities	401,590	527,050
Prime residual securities	152,874	84,716
Subordinated mortgage-backed pass-through securities	1,382	2,059
	$2,032,467	$1,749,894
Corporate guarantees in excess of recorded liability	$490,542	$349,864

Expected future credit losses are considered in the determination of the fair value of the subordinated interests.

The total credit losses incurred for 2006, 2005 and 2004 related to all of our mortgage loan sales activities are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Nonprime and prime securitizations with retained residual interest	$94,852	$69,269	$43,021
Repurchased or indemnified loans	87,795	31,001	42,063
Prime home equity securitizations with retained residual interest	79,357	34,173	29,370
Nonprime securitizations with corporate guarantee	8,494	9,724	20,039
Prime home equity securitizations with corporate guarantee	3,711	10,798	6,930
VA losses in excess of VA guarantee	2,607	1,810	1,658
	$276,816	$156,775	$143,081

Portfolio Lending Activities

In our Banking Segment, our portfolio of loans held for investment includes mortgage loans originated or purchased for investment purposes and mortgage loan warehouse lending advances. In our Mortgage Banking Segment, loans held for investment include mortgage loans repurchased due to violations of representations and warranties; government-guaranteed or insured loans repurchased from Ginnie Mae securitizations in lieu of continuing to advance delinquent principal and interest installments to security holders; and loans transferred from loans held for sale at the lower of cost or fair value.

Mortgage Loans Originated or Purchased for Investment

Our portfolio of mortgage loans originated or purchased for investment is held in our Banking Operations. Banking Operations manages credit risk through the establishment of underwriting standards, which include assessing both a borrower’s quality and the adequacy of collateral securing the loan. The various positive and negative factors presented in a loan application are balanced in the assessment of the acceptability of the loan’s risk to us. For example, a borrower with a very strong credit rating may present a superior credit risk, even if the proposed loan includes a high loan-to-value ratio. Conversely, a borrower who presents a weaker credit rating, but who is applying for a loan with a low loan-to value ratio, may also present a positive credit risk.

Our Banking Operations’ portfolio of loans held for investment is summarized below:

	December 31, 2006
	Unpaid Principal Balance	Average Note Rate	Average Original FICO Score	Average Original Combined Loan-to- Value Ratio
	(dollars in thousands)
Mortgage loans:
Pay-option ARMs	$32,732,581	7.87%	718	78
Hybrid ARMs	14,459,105	5.36%	735	80
HELOCs	12,640,039	9.49%	733	80
Fixed-rate seconds	7,393,067	8.08%	725	82
Fixed-rate firsts	3,338,341	5.88%	724	73
Other ARMs	1,235,130	8.03%	733	73
Total mortgage loans	71,798,263	7.58%	726	79
Warehouse lending advances secured by mortgage loans	690,881	6.28%
Commercial real estate	19,413	7.42%
Total loans	72,508,557
Purchase premiums and discounts and deferred loan origination fees and costs, net	1,201,897
Allowance for loan losses	(228,692)
Banking Operations’ portfolio of loans held for investment	$73,481,762

A commonly used measure of consumer creditworthiness is the borrower’s “FICO score,” a measure of borrower creditworthiness developed by Fair Isaac Corporation and used by many lenders, including Countrywide, to assess a prospective borrower’s credit history and the impact of the prospect’s current borrowing arrangements on their ability to repay a loan. Borrowers can be assigned a FICO score of between 300 (least creditworthy) and 850 (most creditworthy) based on their payment history, current indebtedness, length of credit history, recently-established credit and types of credit used.

The following is a breakdown of Banking Operations’ portfolio of residential mortgage loans held for investment by original FICO score bands:

December 31, 2006
Original FICO Score:	Unpaid Principal Balance
(in thousands)
Below 620	$159,817
620-659	3,451,742
660-699	17,514,622
700-759	34,714,558
760-850	15,957,524
$71,798,263

As discussed above, we assess a loan’s quality by considering the borrower’s credit profile and the quality of collateral securing the loan. Where a proposed loan’s combined loan-to-value ratio is higher than a specified level, which is usually 80% for conventional loans, we generally require the borrower to supplement the collateral with primary mortgage insurance. In addition, we have taken steps in recent years to credit enhance our investment loan portfolio by acquiring supplemental mortgage insurance coverage. Prior to 2006, such coverage provided protection on second lien mortgages only. During 2006, we began purchasing coverage on first lien pay-option ARMs as well. As of December 31, 2006, $9.1 billion of Banking Operations’ residential loan portfolio was covered by supplemental mortgage insurance purchased by the Bank on specified pools of loans. The maximum coverage available under these policies on a combined basis is $500 million. While these policies provide for first loss coverage, some Bank-purchased policies require premium adjustments if claims exceed specified levels. Furthermore, coverage limits vary by policy, with some policies having limits at the pool level, and others at the loan level.

Following is a summary of our Banking Operations’ residential mortgage loans, together with applicable mortgage insurance, by original combined loan-to-value ratio at December 31, 2006:

	December 31, 2006
Original Combined Loan-to-Value:	Unpaid Principal Balance	UPB with Lender Purchased Mortgage Insurance(1)	UPB with Borrower Purchased Mortgage Insurance
	(in thousands)
< 50%	$3,685,778	$365,876	$—
50.01 – 60.00%	3,395,564	216,356	—
60.01 – 70.00%	8,447,687	584,413	—
70.01 – 80.00%	24,280,734	2,190,411	—
80.01 – 90.00%	20,601,596	3,081,523	2,138,439
90.01 – 100.00%	11,336,322	2,658,592	1,333,421
>100.00%	50,582	5,106	12,088
	$71,798,263	$9,102,277	$3,483,948

(1)          These amounts may include loans with borrower paid mortgage insurance.

Subsequent to December 31, 2006, we acquired additional policies such that the specific pools of loans aggregating $18.7 billion are covered under supplemental mortgage insurance with a maximum available coverage under all polices of $900 million as of February 21, 2007.

While we make loans on a nationwide basis, our portfolio of residential mortgage loans originated for investment purposes is concentrated in the States of California, Florida and Virginia at December 31, 2006 as shown in the following table:

State	Unpaid Principal Balance	% Total Balance
	(in thousands)
California
Southern	$19,638,756	27%
Northern	13,272,718	19%
	32,911,474	46%
Florida	4,292,588	6%
Virginia	3,777,253	5%
All other states	30,816,948	43%
Total	$71,798,263	100%

A significant portion of our loan portfolio consists of pay-option ARM loans. These loans are different than “traditional” loans in that they may allow paying less than full interest payments (thereby increasing the loan balance) in the early periods of a loan’s life. While we believe that we have prudently underwritten these loans, such loans present additional risks.

Pay-option ARM loans have interest rates that adjust monthly and contain features that allow the borrower to defer making the full interest payment for at least the first year of the loan. After this “option” period, minimum monthly payments increase by no more than 7½% per year unless the unpaid balance increases to a specified limit, which is no more than 115% of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after either five or ten years and again every five years thereafter. Due to the lack of significant historical experience at Countrywide, the credit performance of these loans has not been established for the Company.

Due to pay-option ARM loans’ amortization characteristics, the loss that the Company would realize in the event of default may be higher than that realized on a “traditional” loan that does not provide for deferral of a portion of the fully amortizing loan payment. Countrywide’s pay-option ARM loans are designed with features that address the risk of borrower default and the increased risk of loss in the event of default. Specifically, Countrywide’s underwriting standards conform to those required to make the pay-option ARM loans salable into the secondary market at the date of funding, including a requirement that the borrower meet secondary market debt-service ratio tests based on their making the fully amortizing loan payment assuming the loan’s interest rate is fully indexed. (A fully indexed loan rate equals the sum of the current index rate plus the margin applicable to the loan.) The loans’ terms limit the amount of potential increase of loss in the event of default by restricting the amount of interest that may be added to the loan’s balance as described in the preceding paragraph.

In addition, we address the increased risk through active written communication with our borrowers including:

•       Brochures explaining the loan to prospective borrowers

•       “Welcome” brochures sent to new borrowers informing them of the risk of habitually making minimum monthly payments

•       Specialized monthly statements with extensive information on the loan, including a reminder that making less than the minimum payment can increase the loan’s balance

•       “Warning Notices” to borrowers whose loan balances have increased past certain levels, informing the borrower how much their payment will increase if their payment pattern continues.

Following is a summary of Banking Operations’ pay-option ARM loans originated or purchased for investment purposes:

	December 31,
	2006	2005
	(in thousands)
Total pay-option ARM loan portfolio	$32,732,581	$26,101,306
Total principal balance of pay-option ARM loans with accumulated negative amortization	$28,958,718	$13,963,721
Accumulated negative amortization (from original loan balance)	$653,974	$74,748
Average original loan-to-value ratio(1)	75%	75%
Average combined original loan-to-value ratio(2)	78%	78%
Average original FICO score(3)	718	720
Loans delinquent 90 days or more	0.63%	0.10%

(1)          The ratio of the lower of the amount of the loan that is secured by the property to the original appraised value or purchase price of the property.

(2)          The ratio of the lower of the amount of all loans secured by the property to the original appraised value or purchase price of the property.

(3)          A FICO score is a measure of borrower creditworthiness determined using a statistical model. FICO scores range from approximately 300 to 850, with a higher score indicating an individual with a more favorable credit profile.

The increase in delinquency is due to seasoning of the pay-option ARM loan portfolio. Management expects the delinquency rate in the Company’s pay-option ARM loan portfolio to increase as this product continues to season.

As discussed in the Business—Regulation— Interagency Guidance on Residential Mortgage Products section of this Report, pay-option ARM loans are subject to regulatory underwriting and borrower disclosure requirements. The impact of this guidance on the industry and us is uncertain at this time.

Nonperforming assets (comprised of non-accrual loans and foreclosed assets) and the allowance for loan losses related to mortgage loans originated or purchased for investment at period end are summarized as follows:

	December 31, 2006		December 31, 2005
	Amount	% of Banking Operations Assets	Amount	% of Banking Operations Assets
	(dollar amounts in thousands)
Nonaccrual loans:
Residential	$519,083	0.63%	$153,942	0.21%
Foreclosed real estate:
Residential	27,416	0.03%	4,258	0.01%
Total nonperforming assets	$546,499	0.66%	$158,200	0.22%

	Amount	% of Nonaccrual Loans	Amount	% of Nonaccrual Loans
Allowances for credit losses:
Allowance for loan losses:
Residential	$228,692	44.06%	$102,757	66.75%
Liability for unfunded loan commitments	8,104		9,391
Total allowances for credit losses	$236,796	45.62%	$112,148	72.85%

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Amount	Net Charge-offs as % Average Investment Loans	Amount	Net Charge-offs as % Average Investment Loans
Net charge-offs:
Banking Operations	$33,718	0.05%	$6,779	0.01%

The increase in our nonperforming assets and the increase in the allowance for loans losses from 2005 reflect prevailing real estate market and economic conditions and the growth and seasoning of our investment loan portfolio. We expect the level of nonperforming assets and credit losses to increase, both in absolute terms and as a percentage of our loan portfolio as our loan portfolio continues to season and as current market conditions develop. However, we believe that our investment criteria have provided us with a high quality investment portfolio and that our credit losses should stay within acceptable levels. We also believe our allowances and provisions for credit losses are adequate pursuant to generally accepted accounting principles.

The provision for loan losses and the related allowance for loan losses is affected by many factors, including economic conditions (for example, housing prices, interest rates and unemployment rates), the borrower’s credit profile, the loan’s payment requirements, and loan seasoning and prepayments.

Mortgage Warehouse Lending Advances

We hold a portfolio of commercial loans made to other mortgage lenders to finance their inventories pending sale to Countrywide and other lenders. The average loan balance was $22.8 million at December 31, 2006. These loans are underwritten by assessing the creditworthiness of the borrowers. The borrowers’ ability to repay their loans is assessed by reviewing both borrower-provided financial information and publicly available credit rating information and press coverage, as well as updating operational controls, product risk and assessments of collateral. We monitor the length of time that advances are outstanding against specific loans and may require the borrower to pay off aged advances. We also monitor the fair value of our collateral to ensure that the level of collateral posted is adequate to repay our advance in the event of default by our borrower and we may require our warehouse lending borrowers to post specified levels of cash collateral to supplement the mortgage loan collateral. We also regularly review updated financial information of borrowers, including pipeline and hedging positions.

Other Mortgage Loans Held for Investment

Other loans held for investment are held in our Mortgage Banking Segment and include loans we have repurchased—either to remedy a violation of a representation or warranty made in a loan sale, to minimize the cost of servicing a severely delinquent loan insured or partially guaranteed by the FHA or VA or in connection with a clean-up call. We make provisions for losses that may arise from breaches of representations and warranties when we record the sale of these loans and we adjust our estimates for losses on these loans quarterly. We record such loans at fair value when they are repurchased and any resulting loss is charged against the liability we established when the loans were sold. In addition, we may determine that a small percentage of the loans that we originate or purchase for sale will not be sold because of a defect, which may include a document deficiency or deterioration of the credit status of the loan while it was held for sale.  Such loans are transferred to the held for investment category at the lower of cost or fair value and any loss is recorded as a component of gain on sale of loans or securities in current period earnings. Subsequent losses that may result from deteriorations in the credit quality of the loans are included in our provision for loan losses.

Mortgage Loans Held for Sale

At December 31, 2006, mortgage loans held for sale amounted to $31.3 billion. While the loans are in inventory of the Mortgage Banking and Capital Markets Segments, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. These loans are carried at lower of cost or market value, which incorporates a reduction in value for impaired loans.

A small portion of loans held for sale have been placed on nonaccrual status. This includes distressed loans that are generally purchased at a discount as part of the conduit activities of the Capital Markets Segment and loans whose credit quality has deteriorated during the time that they have been held for sale.

Nonperforming assets, which includes loans held for investment (other than those originated or purchased for investment) and loans held for sale that have been placed on nonaccrual, foreclosed assets, and the related allowance for loan losses are summarized as follows:

	December 31, 2006	December 31, 2005
	Amount	Amount
	(dollar amounts in thousands)
Non-accrual loans(1)(2):
Residential
Loans held for investment-credit risk retained by Countrywide(3)	$158,802	$160,364
Commercial	—	—
Total non-accrual loans	158,802	160,364
Foreclosed real estate:
Other
Residential	223,747	106,241
Commercial	—	—
Total foreclosed real estate	223,747	106,241
Total nonperforming assets	$382,549	$266,605

	Amount	% of Nonaccrual Loans	Amount	% of Nonaccrual Loans
Allowances for loan losses(4):
Residential	$19,524	12.29%	$73,606	45.90%
Commercial	12,838	N/M	12,838	N/M
	$32,362	N/M	$86,444	N/M

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Amount	Net Charge-offs as % Average Investment Loans	Amount	Net Charge-offs as % Average Investment Loans
Net charge-offs:
Mortgage Banking & Other	$123,124	2.78%	$18,394	0.29%

(1)          Excludes $1,088.5 million and $553.0 million, at December 31, 2006 and 2005, respectively, of government-insured loans eligible for repurchase which are required to be included in our balance sheets but which we have not exercised the option to repurchase.

(2)          Excludes nonaccrual loans that are carried on the consolidated balance sheet at the lower of cost or fair value and government-guaranteed loans held for investment, as shown below:

	December 31,
	2006	2005
	(in thousands)
Loans held for sale	$566,610	$388,896
Government guaranteed loans, held for investment	334,465	547,834
	$901,075	$936,730

(3)          Generally these loans have been repurchased and recorded at fair value or transferred to held for investment at lower of cost or fair value. Fair values incorporate the impaired status at the date of repurchase of the loans. Losses related to subsequent deterioration in the credit quality of the loans are recorded in the allowance for loan losses.

(4)          The allowance for loan losses excludes any reduction to the cost basis of loans recorded to reflect fair value at repurchase or transfer to held for investment.

The decrease in the allowance for loan losses from 2005 is due mainly to a reduction in the allowance requirements for loans held for investment in the Mortgage Banking Segment. The reduction in the allowance requirements in the Mortgage Banking Segment is the result of liquidation or write-down and transfer of loans to held for sale as evidenced by the increase in charge-offs during 2006.  As of December 31, 2006, the majority of the loans held for investment had charge offs that were recorded in 2006, reflecting credit impairment included in their carrying values. As a result, the allowance for credit losses as a percentage of nonperforming assets decreased from 2005 to 2006.

Mortgage Reinsurance

We provide mortgage reinsurance on certain mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we provide aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pools’ mortgage insurance premium. As of December 31, 2006, approximately $90.0 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At December 31, 2006, the maximum aggregate losses under the reinsurance contracts were limited to $854.6 million. We are required to pledge securities to cover this potential liability. For the years ended December 31, 2006 and 2005, we did not experience any losses under our reinsurance contracts. We recorded provisions for losses related to this activity of $35.8 million, $30.8 million and $41.5 million in 2006, 2005 and 2004, respectively. The accumulated liability recorded for estimated reinsurance totaled $156.2 million and $120.5 million at December 31, 2006 and 2005, respectively.

Counterparty Credit Risk

We have exposure to credit loss in the event of contractual non-performance by our trading counterparties and counterparties to our various over-the-counter derivative financial instruments. We manage this credit risk by selecting only counterparties we believe to be financially strong, spreading the credit risk among many such counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with the counterparties, as appropriate.

The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements at December 31, 2006, before and after collateral held by us, was as follows:

	December 31,
	2006	2005
	(in millions)
Aggregate credit exposure before collateral held	$1,580	$936
Less: collateral held	(1,003)	(519)
Net aggregate unsecured credit exposure	$577	$417

For the years ended December 31, 2006, 2005 and 2004 we incurred no credit losses due to non-performance of any of our counterparties.

Operational Risk

All businesses face operational risk, which is the risk of loss from inadequate or failed internal processes, people, and systems or from external events. CFC categorizes operational risk into the areas of human resources, vendor management, custody of assets, accounting and financial disclosure, technology, physical security, natural hazard and environment, fraud and embezzlement (internal and external), political and governmental affairs, modeling, compliance, regulatory and governance. CFC has documented its operational risks and corresponding controls in its proprietary risk and control assessment system. Currently 9,000 operational risks and 29,000 corresponding controls are documented in this system. This information is utilized by executive officers and appropriate governance groups within the Company for ongoing risk assessment, monitoring, testing and review. Responsibility for operational risk identification and management is assigned to each of our business units with centralized corporate oversight and support. Operational risk management is embedded into our daily activities. Examples include:

•       Identification of operational risk is performed at the activity level. Key controls that address the risks are identified and monitored by management. Operational controls that affect financial reporting are also tested by business unit management

•       Independent testing and evaluation of internal controls is conducted on a sample basis by our internal audit function

•       Review of corporate processes and operational risks (including the sufficiency of governance structures to mitigate those risks) is conducted by an independent enterprise risk assessment function

•       Staff is dedicated to specific areas of key operational risk mitigation, such as a disaster recovery, central compliance oversight and fraud risk management

•       Oversight of operational risk on an enterprise-wide basis is conducted by Countrywide’s Operational Risk Committee comprised of senior CFC executives; a risk managers’ roundtable comprised of divisional operation risk managers; and on a divisional basis, by business unit risk committees comprised of the business unit’s leaders and risk managers

•       The processes supporting our key business activities are evaluated and redesigned as needed in a structured manner that minimizes errors and improves efficiency

•       A corporate expectation of ethical behavior is set with a formalized code of ethics, mandatory annual compliance training, provision for anonymous reporting of suspected breaches of corporate ethics, and independent monitoring by and reporting of alleged breaches of corporate ethics to the Audit and Ethics Committee of the Board of Directors.

Loan Servicing

The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated.

	Years Ended December 31,
	2006	2005
	(in millions)
Beginning owned servicing portfolio	$1,081,189	$821,475
Add: Residential loan production(1)	456,949	494,380
Purchased MSRs (bulk acquisitions)	15,781	51,377
Less: Principal repayments	(273,800)	(284,924)
Servicing sold	—	(1,119)
Ending owned servicing portfolio	1,280,119	1,081,189
Subservicing portfolio	18,275	29,901
Total servicing portfolio	$1,298,394	$1,111,090
MSR portfolio	$1,174,874	$979,207
Mortgage loans owned	105,245	101,982
Subservicing portfolio	18,275	29,901
Total servicing portfolio	$1,298,394	$1,111,090

(1)          Excludes purchases from third parties in which servicing rights were not acquired.

	December 31,
	2006	2005
	(dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$1,063,141	$861,926
Nonprime Mortgage	116,270	116,101
Prime Home Equity	47,628	53,253
FHA-insured mortgage	39,011	36,949
VA-guaranteed mortgage	14,069	12,960
Total owned portfolio	$1,280,119	$1,081,189
Delinquent mortgage loans(1):
30 days	2.95%	2.59%
60 days	0.98%	0.87%
90 days or more	1.09%	1.15%
Total delinquent mortgage loans	5.02%	4.61%
Loans pending foreclosure(1)	0.65%	0.44%
Delinquent mortgage loans(1):
Conventional	2.76%	2.60%
Nonprime Mortgage	19.03%	15.20%
Prime Home Equity	2.93%	1.57%
Government	13.94%	14.61%
Total delinquent mortgage loans	5.02%	4.61%
Loans pending foreclosure(1):
Conventional	0.31%	0.20%
Nonprime Mortgage	3.53%	2.03%
Prime Home Equity	0.12%	0.06%
Government	1.28%	1.09%
Total loans pending foreclosure	0.65%	0.44%

(1)          Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their collection status.

We attribute the overall increase in delinquencies in our servicing portfolio primarily to portfolio seasoning, changing economic and housing market conditions and increased delinquency in the loans in hurricane-affected areas, which contributed 9 basis points to the increase. In addition, changing borrower profiles and higher combined loan-to-value ratios contributed to the increased nonprime delinquency. We believe the delinquency rates in our servicing portfolio are consistent with rates for similar mortgage loan portfolios in the industry.

Inflation

Our operations that would be most significantly impacted by an increase in inflation are our Mortgage Banking and Capital Markets Segments. Interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, mortgage loan production decreases. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity. Generally, in such periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among mortgage loan originators and to higher unit costs, thus further reducing our loan production earnings. Conversely, in a rising interest rate environment, our loan servicing earnings generally increase because mortgage prepayment rates tend to slow down, thereby extending the average life of our servicing portfolio and related MSRs. Within our broker-dealer operations, rising interest rates generally lead to a reduction in trading and underwriting activities in its primary niche, the mortgage securities market.

Seasonality

The mortgage banking industry is generally subject to seasonal trends, reflecting the pattern in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. Seasonality has less of an effect on mortgage refinancing activity, which is primarily driven by prevailing mortgage rates. In addition, mortgage delinquency rates typically rise temporarily in the winter months, driven by mortgagor payment patterns.

Liquidity and Capital Resources

We meet our financing requirements using a combination of debt and equity capital. Our short-term financing needs arise primarily from our holding of mortgage loans pending sale, our warehouse lending business and the trading activities of our broker-dealer. Our long-term financing needs arise primarily from our investments in our mortgage loan portfolio, MSRs and retained interests and the financial instruments acquired to manage the interest rate risk associated with those investments. The structure and mix of our debt and equity capital are primarily driven by our strategic objectives but are also influenced by regulatory and credit rating agency requirements. These requirements effect the type of financing we are able to obtain and the rate at which we are able to grow.

Our primary sources of debt include the public corporate debt markets, the FHLB, the secondary mortgage market, repurchase agreements and deposits taken by our Bank. Our primary source of equity capital is retained earnings. We also have $2.2 billion outstanding in junior subordinated debentures that receive varying degrees of “equity treatment” from rating agencies, bank lenders and regulators. In addition, we have a $5.3 billion deferred tax liability related to our MSRs that would offset a portion of any potential loss in the value of our MSRs, and which is generally offset against our MSRs in determining our capital requirements. From time to time, we may issue common stock, subordinated debt or other high-equity content securities as a means of increasing our capital base and supporting our growth.

On November 9, 2006, in connection with a share repurchase program authorized by our Board of Directors, we entered into an agreement to purchase 38.6 million shares of our outstanding common stock for an aggregate purchase price of $1.5 billion under an accelerated share repurchase program. The transaction is subject to a market price adjustment payment based on the actual volume-weighted average price of our common stock during the repurchase period. The price adjustment payment will be settled, at our election, in our common stock or cash. The final settlement is expected to occur in the second quarter of 2007.

Liquidity Management

Liquidity risk is the risk that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding without significantly lowering market prices because of inadequate market depth or market disruptions. We have developed a comprehensive Liquidity Management Plan (“LMP”) to moderate this risk and ensure that we maintain adequate, appropriate and cost-effective sources of liquidity under all market conditions.

A key element of the LMP is to finance our assets in a manner consistent with their liquidity profile. Liquid assets are those that can be liquidated within 30 days under all market conditions either by sale (at prices no less than values reported on our balance sheet prepared in accordance with generally accepted accounting principles) or are readily able to be financed. These assets primarily consist of mortgage loans held for sale, warehouse advance lines and trading securities. Liquid assets are financed using a combination of committed and uncommitted warehouse financing programs including unsecured commercial paper, asset-backed commercial paper, federal funds, repurchase agreements and short-term deposits.

Less liquid assets are those that are not readily saleable into active markets. These assets primarily consist of mortgage loans held for investment, MSRs and retained interests. Less liquid assets are financed with long-term capital, which we define for this purpose as equity and debt, including long-term deposits, with a maturity greater than six months.

Another key component of the LMP is the minimization of refinancing risk. To that end, we manage our long-term public debt maturities (debt maturing after six months) and committed credit facility expirations to limit the amount maturing in any given month. We also manage the timing of our short-term debt maturities to limit the amount maturing on any given day. We diversify our financing programs, credit providers, dealers and debt investors to reduce reliance upon any one source of liquidity. Finally, we assess all sources of financing based upon their reliability, recognizing that certain of our financing programs are sensitive to temporary market disruptions and therefore may not always be available to us. To moderate that risk, we pay commitment fees to some of our creditors to ensure access to certain funds regardless of market conditions.

To ensure compliance with the LMP, CHL, CSC, and Countrywide Bank are required to maintain adequate liquidity to operate in a normal environment, maintain adequate contingent liquidity regardless of conditions and to diversify funding sources. Each business unit has detailed metrics which are appropriate to its business line. The metrics are compared with actual performance positions and reported to executive management monthly.

We regularly forecast our potential funding needs over a rolling twelve-month horizon, taking into account debt maturities and potential peak balance sheet levels under several interest rate scenarios. We also forecast our potential funding needs in various stress scenarios to determine our contingent liquidity needs. Based on these forecasts, we size our existing financing programs and, if necessary, establish new ones to meet expected future funding requirements. The forecasts are also used to size our contingent liquidity sources, which are credit facilities or financing programs under which our creditors are committed to fund. Our sources of contingent liquidity include committed unsecured credit lines, committed revolving mortgage purchase agreements and secured FHLB advances.

At December 31, 2006, we had $96.4 billion in available sources of secured and unsecured short-term liquidity, of which $66.9 billion is committed and therefore considered a source of contingent liquidity. We also had $14.4 billion of available borrowing capacity at the FHLB. Our long-term debt typically consists of unsecured debt issued in the public corporate debt markets and secured term advances (maturities greater than one year) from the FHLB. At December 31, 2006, we had $21.7 billion in unsecured long-term debt and $28.2 billion of secured term FHLB advances outstanding. See Note 15—Notes Payable in the financial statement section of this Report for additional descriptions of our committed financing programs.

Unsecured Public Corporate Debt Markets

The public corporate debt markets are a key source of financing for us, due to their efficiency and low cost. Typically, we access these markets by issuing unsecured commercial paper and unsecured medium-term notes. We also have issued unsecured subordinated debt, convertible debt and junior subordinated debentures. At December 31, 2006, we had a total of $26.2 billion in public corporate debt outstanding.

To maintain our desired level of access to the public corporate debt markets, it is critical for us to maintain investment-grade credit ratings. We have consistently maintained investment-grade credit ratings over the past 14 years. In 2005, we sought and received investment-grade credit ratings for Countrywide Bank as well. Given our current ratings, we generally have deep access to the public corporate debt markets. Current credit ratings are as follows:

	Countrywide Financial Corporation		Countrywide Home Loans		Countrywide Bank
Rating Agency	Short-Term	Long-Term	Short-Term	Long-Term	Short-Term	Long-Term
Standard & Poors	A-1	A	A-1	A	A-1	A
Moody’s Investors Service	P-2	A3	P-2	A3	P-2	A3
Fitch	F1	A	F1	A	F1	A

Among other things, maintenance of our current investment-grade ratings requires that we have high levels of liquidity, including access to alternative sources of funding such as committed stand-by lines of credit provided by highly-rated banks. We must also maintain a conservative capital structure. To mitigate the risk of ratings downgrades, we maintain an active dialogue with all three rating agencies, meeting throughout the year to review operational and financial performance and to address specific areas of focus.

In the event our credit ratings were to drop below “investment grade,” our access to the public corporate debt markets could be severely limited. (The cutoff for investment grade is generally considered to be a long-term rating of “BBB—”, or three gradations below our lowest current rating.) In the event of a ratings downgrade below investment grade, we could be required to rely upon alternative non-public sources of financing, such as bank lines, increased FHLB advances and private debt placements (secured and unsecured). Furthermore, we would likely be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing would rise significantly and we may be required to curtail some of our capital-intensive activities, such as our ongoing investment in our portfolio of mortgage loans held for investment, MSRs and retained interests. On the other hand, given the highly liquid nature of our mortgage inventory and broker-dealer trading portfolio, we would likely be able to arrange secured financing for such assets. Over the long-term, however, it would be difficult for us to compete effectively without investment-grade ratings. Management believes the likelihood of a reduction in our credit ratings to below investment grade in the foreseeable future is remote.

Asset-Backed Commercial Paper Market

An important source of funding for us is the asset-backed commercial paper market. This form of financing generally involves the temporary transfer of legal ownership of assets to a separate legal entity (conduit) in exchange for short-term financing. Some financing programs have commercial bank sponsors that provide some form of liquidity support and/or credit enhancement such as back-up lines of credit. Other programs rely on market value swap contracts under which commercial banks provide protection against interest-rate driven declines in values of assets transferred to a conduit. Investors that purchase secured debt, typically commercial paper, issued by these conduits look primarily to the collateral’s asset value to ensure repayment, rather than to the credit standing of the company that utilizes the conduit for financing. As such, we have been able to structure such programs so that they carry the highest short-term credit ratings of A-1+/P-1 which allows us to achieve lower funding costs. We have used this market primarily to finance a significant portion of our mortgage loan inventory held for sale. We use such programs as a cost-effective means to expand and diversify our sources of liquidity. At December 31, 2006, we had borrowed a total of $9.9 billion through such asset-backed financing programs.

Federal Home Loan Bank Advances

Our Bank is a member of the FHLB of Atlanta and is able to participate in certain member financing programs. Under these programs, we typically pledge a security interest in certain mortgage loans to the FHLB in exchange for financing. The amount the FHLB advances against the collateral varies depending on the lien status of the mortgages securing the advance. The FHLB also requires that we purchase a certain percentage of its stock for every dollar we borrow. Our current stock purchase requirement is 4.5% of total outstanding FHLB advances.

Our FHLB advances generally have maturities of 1-3 years, consistent with the weighted average expected life of our mortgage loans held for investment. Our access to such financing is limited to no more than 50% of our Bank’s ending assets for the prior month. The FHLB’s financing support is uncommitted and requests for additional advances are evaluated at the time they are received. While we normally consider uncommitted financing programs to be less reliable sources of funding, given the FHLB’s status as a government sponsored entity and its mandate to provide a stable source of funds to support the residential mortgage market, we classify FHLB advances as a highly reliable source of contingent liquidity.

Secondary Mortgage Market

We rely substantially on the secondary mortgage market as a source of long-term capital to support our mortgage banking operations. Most of the mortgage loans that we produce are sold in the secondary mortgage market, primarily in the form of MBS and ABS. Significant portions of the MBS we sell are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). We also issue non-Agency or “private-label” MBS and ABS. Private-label MBS and ABS are registered with the SEC and have separate credit ratings. Private-label MBS and ABS generally require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, Countrywide guarantees and/or private surety guarantees.

Our strategy is to ensure our ongoing access to the secondary mortgage market by consistently producing quality mortgages and servicing those mortgages at levels that meet or exceed secondary mortgage market standards. We are focused on ensuring the quality of our mortgage loan production and we make significant investments in personnel and technology to support the quality of our mortgage loan production.

Repurchase Agreements

We also use short-term repurchase agreements as a means of financing securities and mortgage loans pending sale. Although this method of financing is uncommitted and short-term in nature, it has proven to be a reliable and cost-effective financing alternative.

Deposit Liabilities

We offer both retail and commercial deposit accounts which provide another source of liquidity to us. These deposits are sourced through our banking centers, call centers, online and through deposit brokers. As of December 31, 2006, our deposit balances were $55.6 billion, $23.3 billion of which were custodial funds that relate to our loan servicing portfolio. A significant portion of our deposits are stable and are therefore considered to be core deposits.

Capital Management

Our capital management framework is designed to ensure that the risk-taking activities by our business are supported by an adequate capital base, consistent with approved investment guidelines and risk tolerances. Our capital adequacy monitoring gives consideration to regulatory and rating agency requirements and to our estimated economic capital requirements.

Economic Capital

We currently use economic capital concepts for assessing safety and soundness of the entire Company. We have integrated economic capital into business segment performance assessments. Business segment economic capital calculations ensure that the capital allocations are consistent, elicit disciplined risk taking, and facilitate business segment performance comparisons by senior management. Where possible, we have made conservative choices in our economic capital estimates; for example, market risk capital covers risks over time horizons longer than needed for risk management.

We define economic capital as the amount of capital required to absorb unexpected losses given our risk profile and risk management strategies. We estimate unexpected losses based on the level of losses that we are likely to incur in severe scenarios. We establish the severity of the scenarios based on our risk tolerances and target credit ratings for public debt market access (“debt market access standards”).

For unhedged risks, our capital adequacy is assessed at the consolidated level, and take into account certain offsetting diversification benefits that arise across risks and business lines, where the benefits are determined to be robust. We continue to refine our economic capital calculations and improve our estimates of required capital. We emphasize a comprehensive measurement of company-wide hedged and un-hedged risks within the context of maintaining approved debt market access targets in our capital adequacy measurement processes.

Our estimates of economic capital rely on a combination of internally developed risk measurement methods, external models and benchmarks. We measure and hold economic capital for the following primary risks: credit, market, operational, insurance and modeling.

Credit risk:   This is risk of loss due to borrower defaults or declines in value due to changes in credit conditions. Credit capital is calculated at debt market access standards for the unexpected losses in excess of those we have provided for in our asset valuations and reserve calculations. Our credit risk loss estimation process considers the seasoning profile of our assets with credit risk to ensure capital sufficiency through the business cycle. Estimates of credit capital are developed separately for retail mortgage, commercial mortgage and counterparty exposures. The amounts outstanding at the time of default (exposures at default) are constructed using a combination of historical data and forward simulation techniques and include the use of rating agency models that are broadly used in the mortgage-backed securities market. We estimate our credit risk as follows:

•       Retail credit risk:   We base our estimates of credit risk on projections from internal data and external models. We estimate subordination levels on the credit portfolio using rating agency models and review subordination levels on market transactions to determine the required capital. We also review loss development under various stress scenarios to ensure adequacy of the capital requirement.

•       Commercial credit risk:   We base our estimates of credit risk on internal data and benchmarks derived from market transactions.

•       Counterparty credit risk:   For non-derivative counterparty exposures, we base our estimates of credit risk on our internal risk evaluation assignments and capital assessments by type of exposure mapped to rating agency-style scales. We estimate our capital requirement for derivative counterparty exposures using a similar process as well as calculating current and potential exposure estimates using projected movements in underlying market rates.

Market risk:   Market risk is the risk of loss in value due to variations in underlying market variables such as the yield curve and market prices, which for us is predominately interest rate driven. We assess capital separately for our trading financial instruments, which includes the activities of CSC, and the non-trading financial instruments by computing estimates of market value loss over a one-year horizon at a confidence level consistent with our debt market access standards. Our assessments take into consideration the probabilities of large movements in underlying driver variables over the one year horizon. Our estimates of value loss are calculated using internally developed and externally sourced risk measurement technologies. Risk measurement focuses on estimating the extent of un-hedged risks. Market value changes are also developed using plausible but unlikely scenarios and these scenarios are given consideration in the assessment of our market risk capital requirements.

•       Trading financial instruments:   We use a value-at-risk measurement to estimate the potential loss in market value of an asset to a 99% confidence level. Our value-at-risk measure facilitates comparisons of our market risk exposure estimates and our daily trading results over time. We use back-testing in our trading unit to verify the predictive power of our value-at-risk calculations. In the back-testing procedures, we compare actual profits and losses against losses indicated by the estimates from our value-at-risk model. During calendar year 2006, we had no back-testing exceptions.

•       Non-trading financial instruments:   We compute the aggregate market risk exposure for our non-trading financial instruments by developing a detailed representation of our positions, and identification and modeling of the driver variables. We calculate market risk capital for the aggregated non-trading book by computing the equivalent of a one-year value-at-risk loss estimate consistent with debt market access standards. For risk management purposes, value-at-risk loss measurements are computed over monthly horizons and a market risk profile consistent with desired debt market access standards is maintained. During calendar year 2006, the Company’s year value-at-risk loss estimates were well within the operating limits. We look at the sensitivity of the non-trading financial instruments in a variety of parallel and historical scenarios to assess the vulnerabilities in the risk profile.

•       Stress Testing:   While our value-at-risk estimate supplies forecasts for potentially large losses under normal market conditions, we also perform stress tests in which we value the portfolios under stylized economic scenarios of the driver risk variables outside the value-at-risk models. We use market risk information provided by the stress scenarios to adjust our economic capital requirements as needed. We develop the stress scenarios using historical information and management judgment. We stylize the stress scenarios regularly for our trading and non-trading financial instruments.

Operational risk:   Operational risk is the risk of loss due to inadequate or failed processes or systems. We have begun the process of collecting loss data for the development of our economic capital requirement, which is not yet complete. Until we complete the development of our operational loss estimation models, we are basing our estimates of required capital on the basic indicator approach described in the international Basel II accord.

A significant proportion of our risk management strategies and risk evaluation rely on internally developed and externally procured models. Further, in certain areas of our risk management we use models to establish strategies aimed at eliminating much of the risk due to fluctuations in market factors. Thus we have significant exposure to the risk that our models may be inaccurate and therefore expose us to loss. We manage model risk throughout Countrywide using a variety of techniques including: independent reviews of model documentation and appropriateness at the time of model development and introduction; ongoing model monitoring through back testing and validation, and benchmarking to peer models. Ongoing model performance results are reviewed at governance forums attended by model developers and users of the models. At present, we assess model risk capital at the consolidated level.

Insurance risk:   Insurance risk arises from unexpectedly high payouts on insurance liabilities. Our insurance operations are exposed to a variety of risks including operational, market, counterparty and catastrophic risks. These risks arise due to our underwriting activities, portfolio investments, re-insurance transfers and exposure to catastrophic natural disasters. The bulk of the capital allocated to the insurance business is to cover catastrophic risks, the largest component of which is hurricane risk. Our insurance operations partially manage the risks by reinsuring portions of the risks. The reinsurance activities are considered while assessing allocated capital requirements.

Credit capital scenario analysis:   We use scenario and stress analyses to assess portfolio vulnerabilities and to complement economic capital results. For credit exposures, we maintain a credit risk profile that has been developed to help ensure that instantaneous erosions of housing equity, or a similar shock scenario, does not lead to increases in credit capital beyond established risk tolerances. These equity erosion tests provide valuable information about a key source of risk exposure for the Company.

Our estimates of aggregate economic capital are lower than the current capital requirements of the rating agencies, which are generally our operative capital requirement at this time.

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

At December 31, 2006 and 2005, the Company’s and the Bank’s regulatory capital ratios and amounts and minimum required capital ratios for each entity to maintain a “well capitalized” status were as follows:

	December 31, 2006
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.9%	$15,362,994	7.3%	$7,100,439
Risk-Based Capital:
Tier 1	6.0%	11.6%	$15,362,994	12.4%	$7,100,439
Total	10.0%	12.8%	$17,031,228	12.8%	$7,337,235

(1)          Minimum required to qualify as “well capitalized.”

	December 31, 2005
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.3%	$12,564,162	7.3%	$5,343,675
Risk-Based Capital:
Tier 1	6.0%	10.7%	$12,564,162	12.2%	$5,343,675
Total	10.0%	11.7%	$13,760,176	12.5%	$5,457,019

(1)          Minimum required to qualify as “well capitalized.”

While the Bank has not historically been a source of cash to Countrywide Financial Corporation, banking regulations limit the Bank’s ability to transfer funds to the parent company. As of December 31, 2006, $2.3 billion of the Bank’s retained earnings were available for payment of dividends to the parent company without prior regulatory approval. At December 31, 2006, the Bank’s retained earnings unavailable for dividends totaled $172.0 million.

Cash Flow

Year Ended December 31, 2006 compared to 2005

Cash flow used by operating activities was $3.3 billion for 2006, compared to $11.4 billion for 2005. Cash flow used in operating activities includes the cash used for the origination and purchase of mortgage loans held for sale and the proceeds from the sales of such mortgages. We generally retain servicing rights and may retain other interests when these loans are sold. The transfer of the amounts retained is a non-cash investing activity. See Note 22—Supplemental Cash Flow Information in the financial statement section of this report. In 2006, proceeds from the sales of mortgage loans exceeded funds used to originate and purchase mortgage loans by $5.7 billion. This decrease in cash used by operations was offset by an $11.4 billion increase in cash used to settle trading securities, which resulted in cash flows used by operating activities. In 2005, funds used to originate and purchase mortgage loans exceeded proceeds from the sales of mortgage loans by $11.2 billion, which resulted in cash used by operating activities.

Net cash used by investing activities was $14.0 billion for 2006, compared to $42.2 billion for 2005. The decrease in net cash used in investing activities was attributable to a $24.4 billion decrease in cash used to fund loans held for investment combined with a $5.9 billion decrease in securities purchased under agreements to resell, securities borrowed and federal funds sold.

Net cash provided by financing activities for 2006 totaled $17.7 billion, compared to $53.8 billion for 2005. The decrease in cash provided by financing activities was comprised of an $18.6 billion net decrease in short-term borrowings, including securities sold under agreements to repurchase. Also contributing to the decline in net cash provided by financing activities was the amount of net additions to long-term debt. In 2005, long-term debt increased $13.4 billion compared to a decline in long-term debt of $0.6 billion in 2006.

Year Ended December 31, 2005 compared to 2004

Cash flow used by operating activities was $11.4 billion for 2005, compared to $5.0 billion for 2004. In 2005 and 2004, funds used to originate and purchase mortgage loans exceeded proceeds from sales of mortgage loans by $11.2 billion and $5.3 billion, respectively, which resulted in cash flows used by operating activities.

Net cash used by investing activities was $42.2 billion for 2005, compared to $9.8 billion for 2004. The increase in net cash used in investing activities was attributable to a $19.6 billion increase in cash used to fund loans held for investment combined with a $10.3 billion decrease in proceeds from sale and repayment of investments in other financial instruments and a $6.9 billion increase in securities purchased under agreements to resell, federal funds sold and securities borrowed.

Net cash provided by financing activities for 2005 totaled $53.8 billion, compared to $14.9 billion for 2004. The increase in cash provided by financing activities was comprised of a $26.3 billion net increase in short-term borrowings, including securities sold under agreements to repurchase, and an $8.7 billion net increase in bank deposit liabilities. Also contributing to the increase in net cash provided by financing activities was the amount of net additions to long-term debt. In 2004, long-term debt increased $9.6 billion compared to an increase in long-term debt of $13.4 billion in 2005.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

In the ordinary course of our business we engage in financial transactions that are not reflected on our balance sheet. (See Note 2—Summary of Significant Accounting Policies in the financial statement section of this Report for a description of our consolidation policy.) Such transactions are structured to manage our interest rate, credit or liquidity risks, to diversify funding sources or to optimize our capital.

Substantially all of our off-balance sheet arrangements relate to the securitization of mortgage loans. Our mortgage loan securitizations are normally structured as sales as specified by SFAS 140, and as such involve the transfer of the mortgage loans to qualifying special-purpose entities that are not subject to consolidation. In a securitization, an entity transferring the assets is able to convert those assets into cash. Special-purpose entities used in such securitizations obtain cash to acquire the assets by issuing securities to investors. In a securitization, we customarily provide representations and warranties with respect to the mortgage loans transferred. In addition, we generally retain the right to service the transferred mortgage loans.

We also generally have the right to repurchase mortgage loans from the special-purpose entity if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans becomes burdensome in relation to the benefits of servicing.

Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Loans generally are securitized with limited recourse for credit losses. During 2006, we securitized $47.7 billion in Nonprime Mortgage and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Management.

We do not believe that any of our off-balance sheet arrangements have had, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

The sales proceeds and cash flows from our securitizations for 2006 and additional information with respect to securitization activities are included in the financial statements section of this Report (Note 3—Loan Sales).

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2006, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans.

	Note(1)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Obligations:
Notes payable	15	$20,514,000	$26,161,693	$6,561,243	$3,706,527	$56,943,463
Time deposits	13	$23,662,684	$3,870,616	$1,001,443	$1,687,650	$30,222,393
Operating leases	31	$205,197	$309,328	$131,687	$62,417	$708,629
Purchase obligations	—	$122,277	$17,634	$2,461	$550	$142,922

(1)          See respective notes to the financial statements included in this Report.

As of December 31, 2006, the Company had undisbursed home equity lines of credit and construction loan commitments of $9.5 billion and $3.5 billion, respectively. As of December 31, 2006, outstanding commitments to fund mortgage loans totaled $35.5 billion and outstanding net commitments to sell mortgage loans totaled $18.4 billion.

In connection with our underwriting activities, at December 31, 2006 we had commitments to purchase and sell new issues of securities aggregating $3.5 billion and $3.2 billion, respectively.

Prospective Trends

United States Mortgage Market

Over the last decade, total mortgage indebtedness in the United States has grown at an average annual rate of 11%. Over the long term, we believe that continued population growth, ongoing developments in the mortgage market and the prospect of relatively low interest rates support growth in the market for the foreseeable future. Some of the ongoing developments in the mortgage market that we believe will contribute to its growth include government-sponsored programs targeted to increase homeownership in low-income and minority communities, the growth in nonprime lending, the growth of prime home equity lending as a major form of consumer finance and the increasing efficiency of the secondary mortgage market that lowers the overall cost of homeownership. In the short term however, the U.S. housing market is undergoing a significant contraction and both mortgage origination volumes and growth in total mortgage indebtedness is likely to decline.

Over time, the level of complexity in the mortgage lending business has increased significantly due to several factors:

•       The continuing evolution of the secondary mortgage market and demand by borrowers has resulted in a proliferation of mortgage products

•       Greater regulation imposed on the industry has resulted in increased costs and the need for higher levels of specialization

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

Today, large and sophisticated financial institutions dominate the residential mortgage industry. These industry leaders are primarily commercial banks operating through their mortgage banking subsidiaries. According to the trade publication Inside Mortgage Finance, the top 5 originators produced 47% of all loans originated during 2006, up from 37% five years ago. (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.)

The loan volume for the top five originators, according to Inside Mortgage Finance, is as follows:  (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.):

	Years Ended December 31,
Institution	2006	2005
	(in billions)
Countrywide	$463	$491
Wells Fargo Home Mortgage	398	392
Washington Mutual	196	249
CitiMortgage(1)	183	—
Chase Home Finance	173	183
Bank of America Mortgage(1)	—	159
Total for Top Five	$1,413	$1,474

(1)          Comparative data not included for the year in which the institution was not in the top five originators.

This consolidation trend has naturally carried over to the loan servicing side of the mortgage business. Today, the top 5 mortgage servicers combined have a 45% share of the total mortgages outstanding, up from 36% five years ago. Following is a year-over-year comparison of loan volume for the top five servicers, according to Inside Mortgage Finance (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.):

	Years Ended December 31,
Institution	2006	2005
	(in billions)
Wells Fargo Home Mortgage	$1,342	$1,005
Countrywide	1,298	1,111
Washington Mutual	711	747
Chase Home Finance	674	604
CitiMortgage	522	403
Total for Top Five	$4,547	$3,870

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

Compared to Countrywide, the other industry leaders are less reliant on the secondary mortgage market as an outlet for mortgages, due to their greater portfolio lending capacity. This could place us at a competitive disadvantage in the future if the demand for adjustable-rate mortgages continues, and either the secondary mortgage market does not continue to provide a competitive outlet for these loans, or we are unable to sustain an adequate portfolio lending capacity.

Housing Appreciation

Increasing housing values affect us in several ways. Rising housing values point to healthy demand for purchase-money mortgage financing and increased average loan balances and a reduction in the risk of loss on sale of foreclosed real estate in the event a loan defaults. However, as housing values appreciate, prepayments of existing mortgages tend to increase as mortgagors look to monetize the additional equity in their homes. Over the last several years, the housing price index has significantly outpaced the consumer price index and growth in personal income. Consequently, we expect housing values to increase at a slower rate in the coming years than in the past several years. Although it is likely that certain markets will experience housing price depreciation, we believe that price depreciation will not persist nationwide for an extended period of time. Over the long term, we expect that housing appreciation will be positively correlated with both consumer price inflation and growth in personal income.

Secondary Mortgage Market Investor Demand

Changes in investor demand for nonprime mortgage loans can have a significant impact on our ability to access the secondary mortgage market as a competitive outlet. In 2007, we have seen an increase in investor required yields for nonprime loans together with a lessening in the liquidity of such loans. This trend may negatively impact our willingness to sell such loans into the secondary mortgage market, the gain we may realize on any such sales and the pricing of such loans to consumers. In addition, the market values of the credit-subordinated securities that we currently hold may be negatively affected by this trend and accordingly, our consolidated earnings may be adversely affected.

Impact of Declines in Credit Performance

With the current contraction in the U.S. housing market and the resulting slowdown in price appreciation (or price depreciation in some markets), along with worsening economic conditions, the credit losses we experience may increase in the future. In 2007, we have observed a decline in credit performance (as adjusted for age) in the nonprime loans we produced, especially those funded in 2006. Deterioration in the credit performance of these loans could result in increased losses, future impairment of our related credit-subordinated securities and higher claims under our representations and warranties.

Regulatory Trends

The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably.

For example, as discussed in the preceding Part I, Item I, Regulations—Interagency Guidance on Residential Mortgage Products, on October 4, 2006, the federal financial regulatory agencies issued final interagency guidance on residential mortgage products that allow borrowers to defer repayment of principal and/or interest, including “interest-only” mortgage loans and “payment option” adjustable-rate mortgages, which provide a borrower with flexible payment options, including payments that have the potential for negative amortization. The impact of this guidance on the industry and the Company is uncertain at this time.

The aforementioned interagency guidance notwithstanding, proposed local, state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories. This could result in a reduction of otherwise legitimate nonprime lending opportunities. In addition, there may be future local, state and federal legislation that restricts our ability to communicate with and solicit business from current and prospective customers in such a way that we are not able to originate new loans or sell other products at current profit margins.

Mortgage Originations

Following is our estimate of total United States mortgage originations market for each of the last five years:

Calendar Year	United States Mortgage Originations
(in billions)
2006	$2,864
2005	$3,335
2004	$3,355
2003	$4,369
2002	$2,996

We estimate the mortgage origination market for 2007 to be $2.6 trillion. The forecasted reduction is attributable to an expected decline in both purchase and refinance activity. We believe that the forecasted market would still be favorable for our loan production business, although we would expect increased competitive pressures to have some impact on its profitability. This forecast would imply declining pressure on our loan servicing business due to a reduction in mortgage loan prepayment activity. In our Capital Markets Segment business, such a drop in mortgage originations would likely result in a reduction in mortgage securities trading and underwriting volume and our conduit activities, which would have a negative impact on profitability.

New Accounting Standards

In September 2005, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 05-01 (“SOP 05-01”), Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts. This SOP is effective for internal replacements that occur in fiscal years beginning January 1, 2007, and is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). This statement:

•       Establishes a requirement to evaluate interests in securitized financial instruments that contain an embedded derivative requiring bifurcation

•       Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

•       Clarifies which interest-only strips and principal-only strips are not subject to SFAS 133

•       Clarifies that concentration of credit risks in the form of subordination are not embedded derivatives.

SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption of SFAS 155 is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

During July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 was issued to clarify the requirements of Statement of Financial

Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.

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

FIN 48 is applicable beginning January 1, 2007. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. The adoption of FIN 48 is not expected to be material.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a framework for measuring fair value when such measurements are utilized for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and the Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. The Company has determined that it will adopt SFAS 157 on its effective date, January 1, 2008, and the financial impact, if any, upon adoption has not yet been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities at the time of acquisition on an individual contract basis or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. For the Company, SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company has determined that it will adopt SFAS 159, concurrent with the adoption of SFAS 157, on January 1, 2008, but has not yet determined the financial impact, if any, upon adoption.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

In response to this Item, the information set forth on pages 94 to 100 and Note 4 to the Financial Statements of this Form 10-K is incorporated herein by reference.

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

In making its assessment of internal control over financial reporting, management used the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2006, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, in accordance with the standards of the Public Company Accounting Oversight Board. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Countrywide Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9A(2), that Countrywide Financial Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Countrywide Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
/s/ KPMG LLP
Los Angeles, California
February 28, 2007

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table shows aggregate information, as of December 31, 2006, with respect to compensation plans under which equity securities of Countrywide are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(1)
Equity Compensation Plans Approved by Security Holders	51,669,443	$25.19	31,922,524
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	51,669,443	$25.19	31,922,524

(1)          Countrywide’s 2000 Equity Incentive Plan also provides for awards of Restricted Stock. Of the securities available for issuance under this plan, 4,319,906 shares of our Common Stock are available for issuance in the form of Restricted Stock.

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

(a)(3)—Exhibits

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).
3.2*	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006).
4.1*

Amended and Restated Rights Agreement, dated as of November 27, 2001, between the Company and The Bank of New York, as Rights Agent which includes as Exhibit A thereto, the form of Amended and Restated Certificate of Designation (incorporated by reference to Exhibit 1 to the Company’s Form 8-A/A, filed with the SEC on December 10, 2001).

4.2*

Substitution of Rights Agent and Amendment to Amended and Restated Rights Agreement dated December 8, 2005, between the Company and American Stock Transfer & Trust Company which includes as Exhibit B thereto, the form of Rights Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2005).

4.3*

Second Amendment to Amended and Restated Rights Agreement dated June 14, 2006 by and between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

4.4*	Specimen Certificate of the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Current Company’s Report on Form 8-K, dated February 6, 1987).
4.5*	Specimen Debenture Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated February 6, 1987).
4.6*

Indenture dated as of January 1, 1992 among CHL, the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01), filed with the SEC on October 19, 1993).

4.7*

Form of Supplemental Indenture No. 1 dated as of June 15, 1995, to the Indenture dated as of January 1, 1992, among CHL, the Company, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01), filed with the SEC on June 16, 1995).

4.8*

Form of Medium-Term Notes, Series E (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-3835 and 333-3835-01), filed with the SEC on August 2, 1996).

4.9*

Form of Medium-Term Notes, Series E (floating rate) of CHL (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-3835 and 333-3835-01), filed with the SEC on August 2, 1996).

4.10*

Form of Medium-Term Notes, Series F (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-31529 and 333-31529-01), filed with the SEC on July 29, 1997).

4.11*

Form of Medium-Term Notes, Series F (floating-rate) of CHL (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-31529 and 333-31529-01), filed with the SEC on July 29, 1997).

4.12*

Form of Medium-Term Notes, Series H (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01), filed with the SEC on October 30, 1998).

4.13*

Form of Medium-Term Notes, Series H (floating-rate) of CHL (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01), filed with the SEC on October 30, 1998).

4.14*

Indenture, dated as of December 1, 2001 among CHL, the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

4.15*

Form of Medium-Term Notes, Series K (fixed-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company, CHL, Countrywide Capital IV and Countrywide Capital V (File Nos. 333-74042, 333-74042-03, 333-74042-02 and 333-74042-01, respectively), filed with the SEC on November 28, 2001).

4.16*

Form of Medium-Term Notes, Series K (floating-rate) of CHL (incorporated by reference to Exhibit 4.13 to the registration statement on Form S-3 of the Company, CHL, Countrywide Capital IV and Countrywide Capital V (File Nos. 333-74042, 333-74042-03, 333-74042-02 and 333-74042-01, respectively), filed with the SEC on November 28, 2001).

4.17*

Form of Medium-Term Notes, Series L (fixed-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-103623, 333-103623-01, 333-103623-02 and 333-103623-03), filed with the SEC on March 5, 2003).

4.18*

Form of Medium-Term Notes, Series L (floating-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-103623, 333-103623-01, 333-103623-02 and 333-103623-03), filed with the SEC on March 5, 2003).

4.19*

Form of Medium-Term Notes, Series M (fixed-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).

4.20*

Form of Medium-Term Notes, Series M (floating-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).

4.21*

Form of Medium-Term Notes, Series A (fixed-rate) of CFC (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).

4.22*

Form of Medium-Term Notes, Series A (floating-rate) of CFC (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).

4.23*

Indenture, dated February 1, 2005, among the Company, CHL and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.58 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006).

4.24*

Form of Medium-Term Notes, Series B (fixed-rate) of the Company (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-131707, 333-131707-01, 333-131707-02 and 333-131707-03), filed with the SEC on February 9, 2006).

4.25*

Form of Medium-Term Notes, Series B (floating-rate) of the Company (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-131707, 333-131707-01, 333-131707-02 and 333-131707-03), filed with the SEC on February 9, 2006).

4.26*

Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).

4.27*

First Supplemental Trust Deed dated 16th December, 1998, modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1999).

4.28*

Second Supplemental Trust Deed dated 23rd day of December, 1999, further modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16.3 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).

4.29*

Third Supplemental Trust Deed dated 12th day of January, 2001, further modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16.4 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).

4.30*

Fourth Supplemental Trust Deed, dated January 29, 2002, further modifying the provisions of a Trust Deed, dated May 1, 1998 among CHL, the Company and Bankers Trustee Company Limited, as trustee for Euro medium term notes of CHL (incorporated by reference to Exhibit 4.46 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002).

4.31*

Trust Deed between the Company, as Issuer, CHL, as Guarantor and Deutsche Trustee Company Limited, as Trustee, dated August 15, 2005 (incorporated by reference to Exhibit 10.108 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005).

4.32*

First Supplemental Trust Deed, between the Company, as Issuer, CHL, as Guarantor and Deutsche Trustee Company Limited, as Trustee, dated August 31, 2006 (incorporated by reference to Exhibit 4.63 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006).

4.33*

Note Deed Poll, dated October 11, 2001, by CHL in favor of each person who is from time to time an Australian dollar denominated Noteholder (incorporated by reference to Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 2001).

4.34*

Supplemental Note Deed Poll, dated April 23, 2004, modifying the terms of a Note Deed Poll, dated October 11, 2001, by CHL in favor of each person who is from time to time an Australian Dollar denominated Noteholder (incorporated by reference to Exhibit 4.49 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).

4.35*

Note Deed Poll, dated as of April 29, 2005, by the Company, in favor of each person who is from time to time an Australian dollar denominated Noteholder (incorporated by reference to Exhibit 10.103 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).

4.36*

Deed Poll Guaranty and Indemnity, dated as of April 29, 2005, by the Company in favor of each person who is from time to time an Australian dollar denominated Noteholder (incorporated by reference to Exhibit 10.104 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).

4.37*

Indenture, dated as of June 4, 1997, among CHL, the Company, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-4 of CHL and the Company (File Nos. 333-37047, 333-37047-01, and 333-37047-02), filed with the SEC October 2, 1997).

4.38*

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

4.39	Form of 8.05% Subordinated Capital Income Securities, Series A (liquidation amount $1,000 per Security) of Countrywide Capital III.
4.40	Form of 8.05% Subordinated Capital Income Securities, Series B (liquidation amount $1,000 per Security) of Countrywide Capital III.
4.41	Form of 8.05% Junior Subordinated Debentures due June 15, 2027, Series A of CHL.
4.42	Form of 8.05% Junior Subordinated Debentures due June 15, 2027, Series B of CHL.
4.43*

Indenture, dated as of April 11, 2003, among the Company, CHL and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.26 to the Company’s Current Report on Form 8-K, dated April 15, 2003).

4.44*

First Supplemental Indenture, dated as of April 11, 2003, among the Company, CHL, and The Bank of New York, as trustee, providing for the 6.75% Junior Subordinated Deferrable Interest Debentures Due April 1, 2033 of CFC and the related guarantee by CHL (incorporated by reference to Exhibit 4.27 to the Company’s Current Report on Form 8-K, dated April 15, 2003).

4.45*

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

4.46	Form of 6.75% Trust Preferred Securities (liquidation amount $25 per Preferred Security) of Countrywide Capital IV.
4.47	Form of 6.75% Junior Subordinated Deferrable Interest Debenture due April 1, 2033 of the Company.
4.48*

Indenture, dated May 16, 2006, between the Company and The Bank of New York, as Trustee, relating to the 6.25% Subordinated Notes due May 15, 2016 (incorporated by reference to Exhibit 4.27 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2006).

4.49*	Form of 6.25% Subordinated Note due May 15, 2016 of the Company (incorporated by reference to Exhibit 4.28 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2006).
4.50*

Junior Subordinated Indenture, dated as of November 8, 2006, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.28 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).

4.51*

Supplemental Indenture, dated as of November 8, 2006 by and between the Company and The Bank of New York, as Trustee, providing for the 7% Junior Subordinated Deferrable Interest Debentures Due October 15, 2036 of the Company (incorporated by reference to Exhibit 4.29 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).

4.52*

Amended and Restated Declaration of Trust of Countrywide Capital V, dated as of November 8, 2006, by and among Sandor E. Samuels, Jennifer Sandefur and Eric P. Sieracki, as Administrative Trustees, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee and the Company, as Sponsor and Debenture Issuer (incorporated by reference to Exhibit 4.31 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).

4.53*

Form of 7% Junior Subordinated Deferrable Interest Debenture Due October 15, 2036 of the Company (incorporated by reference to Exhibit 4.30 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).

4.54*

Form of 7% Capital Security (liquidation amount $25 per Capital Security) of Countrywide Capital V (included in Exhibit 4.31) (incorporated by reference to Exhibit 4.32 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).

†10.1*

Employment Agreement by and between the Company and Angelo R. Mozilo effective March 1, 2001 (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2001).

†10.2*

First Amendment to Employment Agreement, dated March 1, 2002, by and between the Company and Angelo Mozilo (incorporated by reference to Exhibit 10.63 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002).

†10.3*

Employment Agreement, dated September 2, 2004 by and between the Company and Angelo R. Mozilo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 2, 2004).

†10.4*

Extension Agreement reached on October 20, 2006 by and between the Company and Angelo R. Mozilo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 24, 2006).

†10.5*

Employment Agreement dated December 22, 2006 by and between the Company and Angelo R. Mozilo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2006).

†10.6*

Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Thomas H. Boone (incorporated by reference to Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).

†10.7*

Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Carlos M. Garcia (incorporated by reference to Exhibit 10.81 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).

†10.8*

Second Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and David Sambol (incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).

†10.9*

First Amendment to Second Restated Employment Agreement, dated as of January 1, 2004, by and between the Company and David Sambol (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004).

†10.10*

Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Sandor E. Samuels (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).

†10.11*	Form of Director Emeritus Agreement (incorporated by reference to Exhibit 10.28.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2001).
†10.12*

Director Emeritus Agreement, dated November 10, 2004, by and between the Company and Gwendolyn S. King (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 10, 2004).

†10.13*

Director Emeritus Agreement dated April 26, 2006 by and between the Company and Ben M. Enis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2006).

†10.14*

Director Emeritus Agreement dated April 26, 2006 by and between the Company and Edwin Heller (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2006).

†10.15*

Consulting Agreement, by and between the Company and Thomas Keith McLaughlin, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2005).

†10.16*

General Release Agreement, between Thomas Keith McLaughlin and the Company, dated as of March 24, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 30, 2005).

†10.17*

Personalized Relocation Terms Document by and between the Company and Andrew Gissinger, III, dated as of January 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2005).

†10.18*

Purchase Contract by and between CHL and Andrew Gissinger, III, dated as of September 27, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2005).

†10.19*

The Company’s Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 5.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1987).

†10.20*

Supplemental Form of the Company’s Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).

†10.21*

The Company’s Executive Deferred Compensation Plan Amended and Restated effective March 1, 2000 (incorporated by reference to Exhibit 10.7.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2000).

†10.22*

First Amendment, effective January 1, 2002, to the Deferred Compensation Plan Amended and Restated effective March 1, 2000 (incorporated by reference to Exhibit 10.7.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 2001).

†10.23*	Second Amendment to the Company’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
†10.24*	Third Amendment to Company’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Forms 10-Q and 10-Q/A, for the quarter ended June 30, 2003).
†10.25*

Supplemental Savings and Investment Deferred Compensation Plan, dated as of December 30, 2005, effective as of February 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2006).

†10.26*	1987 Stock Option Plan, as Amended and Restated on May 15, 1989 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1989).
†10.27*

First Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).

†10.28*

Second Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).

†10.29*

Third Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).

†10.30*

Fourth Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).

†10.31*

Amendment Number Five to the Company’s 1987 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).

†10.32*

Amendment Number Six to the Company’s 1987 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).

†10.33*

Amended and Restated Stock Option Financing Plan (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2 to the Company’s registration statement on Form S-8 (File No. 33-9231), filed with the SEC on December 20, 1988).

†10.34*	Third Amendment to the Company’s Stock Option Financing Plan (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
†10.35*

Fourth Amendment to the Company’s Stock Option Financing Plan, as amended and restated, dated July 23, 2004 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004).

†10.36*	1991 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 29, 1992).
†10.37*	First Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
†10.38*	Second Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.2 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
†10.39*	Third Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.3 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
†10.40*	Fourth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.4 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
†10.41*	Fifth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.5 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1995).
†10.42*	Sixth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.6 to the Company’s Annual Report on Form 10-Q, for the quarter ended November 30, 1997).
†10.43*	Seventh Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.7 to the Company’s Annual Report on Form 10-Q, for the quarter ended November 30, 1997).
†10.44*	Eighth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.8 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).

†10.45*	Amendment Number Nine to the Company’s 1991 Stock Option Plan (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
†10.46*	Amendment Number Ten to the Company’s 1991 Stock Option Plan (incorporated by reference to Exhibit 10.87 to the Company’s quarterly report on Form 10-Q, for the quarter ended March 31, 2004).
†10.47*	Amendment Number Eleven to the Company’s 1991 Stock Option Plan (incorporated by reference to Exhibit 10.88 to the Company’s quarterly report on Form 10-Q, for the quarter ended March 31, 2004).
†10.48*	1992 Stock Option Plan dated as of December 22, 1992 (incorporated by reference to Exhibit 10.19.5 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
†10.49*	First Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).
†10.50*	Second Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).
†10.51*	Third Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).
†10.52*	Amendment Number Four to the Company’s 1992 Stock Option Plan (incorporated by reference to Exhibit 10.89 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
†10.53*	Amendment Number Five to the Company’s 1992 Stock Option Plan (incorporated by reference to Exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
†10.54*	Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1996).
†10.55*	First Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1996).
†10.56*

Second Amendment to the Amended and Restated 1993 Stock Option Plan. (incorporated by reference to Exhibit 10.22.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).

†10.57*

Third Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.3 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1998).

†10.58*	Fourth Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).
†10.59*	Fifth Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1998).

†10.60*

Sixth Amendment to the Amended and Restated 1993 Stock Option Plan, dated as of June 19, 2001 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

†10.61*	Amendment Number Seven to the Company’s 1993 Stock Option Plan (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
†10.62*

Amendment Number Eight to the Company’s 1993 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).

†10.63*

Amendment Number Nine to the Company’s 1993 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.92 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).

†10.64*

Amendment Number Ten to the Company’s 1993 Stock Option Plan, effective as of December 23, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2005).

†10.65*

2000 Equity Incentive Plan of the Company, as Amended and Restated on November 12, 2003 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

†10.66*	Appendix I to the 2000 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
†10.67*

First Amendment to the Company’s 2000 Equity Incentive Plan, as amended on November 12, 2003 (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004).

†10.68*

Amendment Number Two to the Company’s 2000 Equity Incentive Plan, as amended on November 12, 2003 (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004).

†10.69*

2000 Equity Incentive Plan of the Company, as amended and restated on June 16, 2004 (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004).

†10.70*

First Amendment to 2000 Equity Incentive Plan of the Company, as amended and restated on June 16, 2004 (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004).

†10.71*

Second Amendment to 2000 Equity Incentive Plan of the Company, dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, furnished on March 1, 2005).

†10.72*

Third Amendment to 2000 Equity Incentive Plan of the Company, dated September 28, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2005).

†10.73*

Fourth Amendment to the 2000 Equity Incentive Plan of the Company, effective as of December 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2005).

†10.74*

Form of Stock Appreciation Right Agreement pursuant to the 2000 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.l to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2006).

†10.75*

Form of the Company’s Performance Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.105 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).

†10.76*

Form of the Company’s Performance Vested Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.106 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).

†10.77*

Form of the Company’s Performance Vested Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.107 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).

†10.78*	Form of Performance Vested Stock Appreciation Right Agreement of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, furnished on March 1, 2005).
†10.79*	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.80*

Form of 2006 Equity Incentive Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

†10.81*	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.82*	Form of 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.83*

Form of 2006 Equity Incentive Plan Performance-Based Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

†10.84*

Form of 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

†10.85*

Form of 2006 Equity Incentive Plan Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

†10.86*

Form of 2006 Equity Incentive Plan Performance-Based Non-Qualified Stock Option Award Terms (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

†10.87*

Form of 2006 Equity Incentive Plan Performance-Based Incentive Stock Option Award Terms (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

†10.88*	Form of 2006 Equity Incentive Plan Non-Qualified Stock Option Award Terms (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

†10.89*	Form of 2006 Equity Incentive Plan Incentive Stock Option Award Terms (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.90*	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1998).
†10.91*

First Amendment, effective January 1, 1999, to the Company’s Supplemental Executive Retirement Plan 1998 Amendment and Restatement (incorporated by reference to Exhibit 10.23.2 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1999).

†10.92*

Second Amendment, effective as of June 30, 1999, to the Company’s Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1999).

†10.93*

Third Amendment, effective January 1, 2002, to the Company’s Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 2001).

†10.94*

Fourth Amendment to the Company’s Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).

†10.95*	Amended and Restated Split-Dollar Life Insurance Agreement (incorporated by reference to Exhibit 10.24.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1998).
†10.96*	Split-Dollar Collateral Assignment (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1994).
†10.97*

Amendment Number 2002-1 to the Company’s Split-Dollar Life Insurance Agreement as Amended and Restated and Split Dollar Collateral Assignments (incorporated by reference to Exhibit 10.61 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002).

†10.98*	Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1996).
†10.99*	First Amendment to the Company’s Annual Incentive Plan (incorporated by reference to Exhibit 10.26.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 2001).
†10.100*	Second Amendment to the Company’s Annual Incentive Plan (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
†10.101*	Third Amendment to the Company’s Annual Incentive Plan (incorporated by reference to Exhibit 10.76 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).
†10.102*	Amended and Restated Annual Incentive Plan, dated as of June 16, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2005).

†10.103*

Change in Control Severance Plan, as amended and restated as of June 14, 2006 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2006).

†10.104*

Form of Amendment Number One, dated September 20, 2001, to the Restricted Stock Award Agreement with non-employee directors dated as of June 1, 1999 (incorporated by reference to Exhibit 10.29.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).

†10.105*

Form of Restricted Stock Award Agreement with non-employee directors dated as of March 1, 2000 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).

†10.106*

Form of Amendment Number One, dated September 20, 2001, to the Restricted Stock Award Agreement with non-employee directors dated as of March 1, 2000 (incorporated by reference to Exhibit 10.30.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).

†10.107*

Form of Restricted Stock Award Agreement with non-employee directors dated as of March 1, 2001 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).

†10.108*

The Company’s Managing Director Incentive Plan effective March 1, 2001 (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K, for the transition period from March 1, 2001 to December 31, 2001).

†10.109*	Form of Senior Management Incentive Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, furnished on March 1, 2005).
†10.110*

Summary of financial counseling program of the Company (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, for the transition period from March 1, 2001 to December 31, 2001).

†10.111*

Company’s 1999 Employee Stock Purchase Plan effective as of October 1, 1999 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

†10.112*	Amendment One to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
†10.113*	Second Amendment to the Company’s Global Stock Plan (incorporated by reference to Exhibit 4.1.2 to the Company’s Registration Statement on Form S-8, dated August 5, 2003).
†10.114*	Appendix I to Company’s Global Stock Plan: UK Sharesave Scheme. (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
†10.115*	Amendment Number Three to the Company’s Global Stock Plan (incorporated by reference to Exhibit 10.95 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
†10.116*	Amendment Number Four to the Company’s Global Stock Plan (incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).

†10.117*

Amendment Number Five to the Company’s Global Stock Plan, dated September 28, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2005).

†10.118*

The Company’s Selected Employee Deferred Compensation Plan, Master Plan Document, dated December 23, 2003 (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

†10.119*

The Company’s ERISA Nonqualified Pension Plan, Master Plan Document, dated as of August 12, 2003 (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

†10.120*

Amended and Restated Company ERISA Nonqualified Pension Plan, Master Plan Document, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.94 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004).

†10.121*

The Company’s 2003 Non-Employee Directors’ Fee Plan, as amended and restated on September 27, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2005).

†10.122*

Countrywide Bank, N.A. Non-Employee Directors’ Fee Plan, adopted October 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2005).

†10.123*

The Company’s 2004 Executive Equity Deferral Program, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

†10.124*	The Company’s Executive Contribution Account Plan (incorporated by reference to Exhibit 10.129 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006).
10.125*

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

10.126*

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

10.127*

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

10.128*

First Amendment to the 364-Day Credit Agreement, dated as of May 11, 2005, among CHL, the Company, the lenders identified therein, JPMorgan Chase Bank, N.A., as Managing Administrative Agent, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.101 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.129*

Termination and Replacement Agreement to the 364-Day Credit Agreement, dated as of November 19, 2004, among the Company, CHL, the Lenders thereto and Royal Bank of Canada, as managing administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 19, 2004).

10.130*

First Amendment to the 364-Day Credit Agreement, dated as of May 11, 2005, among CHL, the Company, the lenders identified therein, Commerzbank AG, New York and Grand Cayman Branches and Societe Generale, as Documentation Agents, BNP Paribas, as Syndication Agent, Barclays Bank PLC, as Administrative Agent, and Royal Bank of Canada, as Managing Administrative Agent (incorporated by reference to Exhibit 10.125 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2005).

10.131*

Second Amendment to the 364-Day Credit Agreement, dated as of November 18, 2005, among CHL, the Company, the lenders identified therein, Lloyds TSB Bank, PLC and Societe Generale, as Documentation Agents, BNP Paribas, as Syndication Agent, Barclays Bank PLC, as Administrative Agent, and Royal Bank of Canada, as Managing Administrative Agent (incorporated by reference to Exhibit 10.126 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2005).

10.132*

Third Amendment, dated as of May 10, 2006, to the Credit Agreement, dated as of November 19, 2004 (as amended, supplemented or otherwise modified from time to time), by and among the Company, CHL, the lenders party thereto, Lloyds TSB Bank, PLC and Societe Generale, as documentation agents, BNP Paribas, as syndication agent, Barclays Bank PLC, as administrative agent, and Royal Bank of Canada, as managing administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2006).

10.133*

Five-Year Credit Agreement, dated as of May 10, 2006, among the Company, CHL, JPMorgan Chase Bank, N.A., as managing administrative agent, Bank of America, N.A., as administrative agent, ABN AMRO Bank N.V., as syndication agent, Citibank, N.A., and Deutsche Bank AG New York Branch, as documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2006).

10.134*

364-Day Credit Agreement, dated as of May 10, 2006, among the Company, CHL, JPMorgan Chase Bank, N.A., as managing administrative agent, Bank of America, N.A., as administrative agent, ABN AMRO Bank N.A., as syndication agent, Citibank, N.A., and Deutsche Bank AG New York Branch, as documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2006).

10.135*

Five-Year Credit Agreement, dated as of November 17, 2006, among the Company, CHL, Countrywide Bank, N.A., Barclays Bank PLC, as managing administrative agent, BNP Paribas, as administrative agent, Royal Bank of Canada, as syndication agent, Societe Generale, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2006).

10.136*

364-Day Credit Agreement, dated as of November 17, 2006, among the Company, CHL, Countrywide Bank, N.A., Barclays Bank PLC, as managing administrative agent, BNP Paribas, as administrative agent, Royal Bank of Canada, as syndication agent, Societe Generale, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2006).

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
Angelo R. Mozilo,
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ ANGELO R. MOZILO	Chairman of the Board of Directors and	February 28, 2007
Angelo R. Mozilo	Chief Executive Officer (Principal Executive Officer)
/s/ ERIC P. SIERACKI	Financial Officer (Executive Managing Director,	February 28, 2007
Eric P. Sieracki	Chief Financial Officer)
/s/ LAURA K. MILLEMAN	Chief Accounting Officer (Senior Managing Director,	February 28, 2007
Laura K. Milleman	Principal Accounting Officer)
/s/ KATHLEEN BROWN	Director	February 28, 2007
Kathleen Brown
/s/ HENRY G. CISNEROS	Director	February 28, 2007
Henry G. Cisneros
/s/ JEFFREY M. CUNNINGHAM	Director	February 28, 2007
Jeffrey M. Cunningham
/s/ ROBERT J. DONATO	Director	February 28, 2007
Robert J. Donato
/s/ MICHAEL E. DOUGHERTY	Director	February 28, 2007
Michael E. Dougherty

/s/ MARTIN R. MELONE	Director	February 28, 2007
Martin R. Melone
/s/ ROBERT T. PARRY	Director	February 28, 2007
Robert T. Parry
/s/ OSCAR P. ROBERTSON	Director	February 28, 2007
Oscar P. Robertson
/s/ KEITH P. RUSSELL	Director	February 28, 2007
Keith P. Russell
/s/ HARLEY W. SNYDER	Director	February 28, 2007
Harley W. Snyder

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2006

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2006

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Countrywide Financial Corporation:

We have audited the accompanying consolidated balance sheets of Countrywide Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Countrywide Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (as amended). As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. As discussed in Note 20 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

KPMG LLP
/s/ KPMG LLP

Los Angeles, California

February 28, 2007

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands, except share data)
ASSETS
Cash	$1,407,000	$1,031,108
Mortgage loans held for sale	31,272,630	36,808,185
Trading securities owned, at fair value	20,036,668	10,314,384
Trading securities pledged as collateral, at fair value	1,465,517	668,189
Securities purchased under agreements to resell, securities borrowed and federal funds sold	27,269,897	23,317,361
Loans held for investment, net of allowance for loan losses of $261,054 and $189,201, respectively	78,085,757	69,865,447
Investments in other financial instruments, at fair value	12,769,451	11,260,725
Mortgage servicing rights, at fair value	16,172,064	—
Mortgage servicing rights, net	—	12,610,839
Premises and equipment, net	1,625,456	1,279,659
Other assets	9,841,790	7,929,473
Total assets	$199,946,230	$175,085,370
LIABILITIES
Deposit liabilities	$55,578,682	$39,438,916
Securities sold under agreements to repurchase and federal funds purchased	42,113,501	34,153,205
Trading securities sold, not yet purchased, at fair value	3,325,249	2,285,171
Notes payable	71,487,584	76,187,886
Accounts payable and accrued liabilities	8,187,605	6,358,158
Income taxes payable	4,935,763	3,846,174
Total liabilities	185,628,384	162,269,510
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock—authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock—authorized, 1,000,000,000 shares of $0.05 par value; issued, 585,466,719 shares and 600,169,268 shares at December 31, 2006 and 2005, respectively; outstanding, 585,182,298 shares and 600,030,686 shares at December 31, 2006 and 2005, respectively	29,273	30,008
Additional paid-in capital	2,154,438	2,954,019
Accumulated other comprehensive (loss) income	(17,556)	61,114
Retained earnings	12,151,691	9,770,719
Total shareholders’ equity	14,317,846	12,815,860
Total liabilities and shareholders’ equity	$199,946,230	$175,085,370

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Revenues
Gain on sale of loans and securities	$5,681,847	$4,861,780	$4,842,082
Interest income	12,056,043	7,970,045	4,645,654
Interest expense	(9,133,682)	(5,616,425)	(2,608,338)
Net interest income	2,922,361	2,353,620	2,037,316
Provision for loan losses	(233,847)	(115,685)	(71,775)
Net interest income after provision for loan losses	2,688,514	2,237,935	1,965,541
Loan servicing fees and other income from mortgage servicing rights and retained interests	4,960,550	4,281,254	3,269,587
Realization of expected cash flows from mortgage servicing rights	(3,193,740)	—	—
Amortization of mortgage servicing rights	—	(2,288,354)	(1,940,457)
Change in fair value of mortgage servicing rights	432,241	—	—
Recovery (impairment) of mortgage servicing rights	—	387,851	(279,842)
Impairment of retained interests	(284,690)	(364,506)	(368,295)
Servicing hedge losses	(613,706)	(523,078)	(215,343)
Net loan servicing fees and other income from mortgage servicing rights and retained interests	1,300,655	1,493,167	465,650
Net insurance premiums earned	1,171,433	953,647	782,685
Other	574,679	470,179	510,669
Total revenues	11,417,128	10,016,708	8,566,627
Expenses
Compensation	4,373,985	3,615,483	3,137,045
Occupancy and other office	1,030,164	879,680	643,378
Insurance claims	449,138	441,584	390,203
Advertising and promotion	260,652	229,183	171,585
Other	969,054	703,012	628,543
Total expenses	7,082,993	5,868,942	4,970,754
Earnings before income taxes	4,334,135	4,147,766	3,595,873
Provision for income taxes	1,659,289	1,619,676	1,398,299
NET EARNINGS	$2,674,846	$2,528,090	$2,197,574
Earnings per share
Basic	$4.42	$4.28	$3.90
Diluted	$4.30	$4.11	$3.63

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in thousands, except share data)
Balance at December 31, 2003	184,479,342	$9,225	$2,307,531	$164,526	$5,603,434	$8,084,716
Comprehensive income:
Net earnings for the year	—	—	—	—	2,197,574	2,197,574
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(88,277)	—	(88,277)
Net unrealized gains from cash flow hedging instruments	—	—	—	29,101	—	29,101
Net change in foreign currency translation adjustment	—	—	—	13,593	—	13,593
Total comprehensive income						2,151,991
3 for 2 stock split, effected April 12, 2004	92,915,124	4,646	(4,646)	—	—	—
2 for 1 stock split, effected August 30, 2004	282,010,434	14,101	(14,101)	—	—	—
Issuance of common stock pursuant to stock-based compensation plans	7,043,996	353	137,603	—	—	137,956
Tax benefit of stock options exercised	—	—	93,057	—	—	93,057
Issuance of common stock, net of treasury stock	136,197	7	5,989	—	—	5,996
Issuance of common stock in conversion of convertible debt	15,063,788	753	7,182	—	—	7,935
Tax benefit of interest on conversion of convertible debt	—	—	37,787	—	—	37,787
Cash dividends paid—$0.37 per common share	—	—	—	—	(209,362)	(209,362)
Balance at December 31, 2004	581,648,881	29,085	2,570,402	118,943	7,591,646	10,310,076
Comprehensive income:
Net earnings for the year	—	—	—	—	2,528,090	2,528,090
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(19,875)	—	(19,875)
Net unrealized losses from cash flow hedging instruments	—	—	—	(16,080)	—	(16,080)
Net change in foreign currency translation adjustment	—	—	—	(21,874)	—	(21,874)
Total comprehensive income						2,470,261
Issuance of common stock pursuant to stock-based compensation plans	14,902,964	749	215,893	—	—	216,642
Tax benefit of stock options exercised	—	—	115,117	—	—	115,117
Issuance of common stock, net of treasury stock	1,070,624	54	36,516	—	—	36,570
Issuance of common stock in conversion of convertible debt	2,408,217	120	10,559	—	—	10,679
Tax benefit of interest on conversion of convertible debt	—	—	5,532	—	—	5,532
Cash dividends paid—$0.59 per common share	—	—	—	—	(349,017)	(349,017)
Balance at December 31, 2005	600,030,686	$30,008	$2,954,019	$61,114	$9,770,719	$12,815,860

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME—(Continued)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in thousands, except share data)
Balance at December 31, 2005	600,030,686	$30,008	$2,954,019	$61,114	$9,770,719	$12,815,860
Remeasurement of mortgage servicing rights to fair value upon adoption of SFAS 156	—	—	—	—	67,065	67,065
Balance at, January 1, 2006	600,030,686	30,008	2,954,019	61,114	9,837,784	12,882,925
Net earnings for the year	—	—	—	—	2,674,846	2,674,846
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(57,269)	—	(57,269)
Net unrealized losses from cash flow hedging instruments	—	—	—	(9,986)	—	(9,986)
Net change in foreign currency translation adjustment	—	—	—	18,312	—	18,312
Total comprehensive income						2,625,903
Unfunded liability relating to defined benefits plans recorded upon adoption of SFAS 158, net of tax	—	—	—	(29,727)	—	(29,727)
Issuance of common stock pursuant to stock-based compensation plans	22,177,796	1,116	518,319	—	—	519,435
Excess tax benefit related to stock-based compensation	—	—	143,955	—	—	143,955
Issuance of common stock, net of treasury stock	1,198,824	60	43,365	—	—	43,425
Issuance of common stock in conversion of convertible debt	414,868	21	1,444	—	—	1,465
Repurchase and cancellation of common stock	(38,639,876)	(1,932)	(1,506,664)	—	—	(1,508,596)
Cash dividends paid—$0.60 per common share	—	—	—	—	(360,939)	(360,939)
Balance at December 31, 2006	585,182,298	$29,273	$2,154,438	$(17,556)	$12,151,691	$14,317,846

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net earnings	$2,674,846	$2,528,090	$2,197,574
Adjustments to reconcile net earnings to net cash used by operating activities:
Gain on sale of loans and securities	(5,681,847)	(4,861,780)	(4,842,082)
Accretion of discount on securities	(439,769)	(386,322)	(422,683)
Interest capitalized on loans	(734,244)	(123,457)	(1,503)
Amortization of deferred premiums, discounts, fees and costs, net	366,477	234,738	117,629
Accretion of fair value adjustments and discounts on notes payable	(66,578)	(58,397)	(32,783)
Change in fair value of hedged notes payable and related interest-rate and foreign-currency swaps	(23,271)	266	370
Amortization of deferred fees on time deposits	21,281	13,706	4,928
Provision for loan losses	233,847	115,685	71,775
Change in MSR value due to realization of expected cash flows from mortgage servicing rights	3,193,740	—	—
Amortization of mortgage servicing rights	—	2,288,354	1,940,457
Change in fair value of mortgage servicing rights	(432,241)	—	—
(Recovery) impairment of mortgage servicing rights	—	(601,017)	279,842
Changes in fair value of mortgage servicing rights attributable to hedged risk	—	213,166	—
Impairment of retained interests	195,269	346,121	404,226
Servicing hedge losses	613,706	523,078	215,343
Depreciation and other amortization	264,041	243,101	151,159
Stock-based compensation expense	150,562	39,909	32,776
Provision for deferred income taxes	817,301	1,469,093	492,188
Origination and purchase of loans held for sale	(444,412,275)	(448,686,210)	(335,890,238)
Proceeds from sale and principal repayments of loans held for sale	450,154,350	437,499,910	330,625,475
(Increase) decrease in trading securities	(10,519,612)	878,821	(573,301)
Net change in retained interests accounted for as trading securities	(849,496)	(731,871)	(783,284)
Increase in other assets	(1,943,255)	(2,137,920)	(1,038,513)
Increase (decrease) in trading securities sold, not yet purchased, at fair value	1,040,078	(627,449)	1,442,976
Increase in accounts payable and accrued liabilities	1,763,639	649,168	772,655
Increase (decrease) in income taxes payable	283,654	(181,598)	(184,439)
Net cash used by operating activities	(3,329,797)	(11,352,815)	(5,019,453)
Cash flows from investing activities:
Increase in securities purchased under agreements to resell, federal funds sold and securities borrowed	(3,952,536)	(9,860,913)	(3,008,346)
Additions to loans held for investment, net	(8,759,199)	(33,109,959)	(13,473,134)
Sales of loans held for investment	73,699	2,678,737	—
Additions to investments in available-for-sale other financial instruments	(4,058,245)	(5,752,699)	(7,549,531)
Proceeds from sale and repayment of investments in available-for-sale other financial instruments	3,360,534	4,642,119	14,986,551
Purchase of mortgage servicing rights	(149,638)	(302,441)	(385,459)
Purchase of premises and equipment, net	(552,295)	(475,907)	(341,738)
Net cash used by investing activities	(14,037,680)	(42,181,063)	(9,771,657)
Cash flows from financing activities:
Net increase in deposit liabilities	16,118,485	19,412,002	10,680,609
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	7,960,296	13,688,082	(11,548,289)
Net (decrease) increase in short-term borrowings	(5,568,271)	7,289,162	6,204,613
Issuance of long-term debt	13,748,994	18,121,269	17,585,096
Repayment of long-term debt	(13,195,815)	(4,676,169)	(8,000,736)
Excess tax benefits related to stock-based compensation	136,917	—	—
Tax benefit of stock options exercised	—	115,117	93,057
Issuance of common stock	412,298	213,303	111,176
Repurchase and cancellation of common stock	(1,508,596)	—	—
Payment of dividends	(360,939)	(349,017)	(209,362)
Net cash provided by financing activities	17,743,369	53,813,749	14,916,164
Net increase in cash	375,892	279,871	125,054
Cash at beginning of year	1,031,108	751,237	626,183
Cash at end of year	$1,407,000	$1,031,108	$751,237

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

Countrywide Financial Corporation (“Countrywide”) is a holding company which, through its subsidiaries (collectively, the “Company”), is engaged in mortgage lending and other real estate finance-related businesses, including mortgage banking, banking and mortgage warehouse lending, dealing in securities and insurance underwriting.

Note 2—Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Use of Estimates

Management is required to make estimates and assumptions to prepare financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Management’s estimates and assumptions materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The Company comprises both operating and special purpose entities (“SPEs”). With respect to operating entities, the consolidated financial statements include the accounts of Countrywide Financial Corporation, all majority-owned subsidiaries and all joint ventures for which it has operational control. The Company has whole or majority ownership of all of its subsidiaries, and has control of its joint ventures. Therefore, Countrywide has no significant equity method or cost-basis investments.

Special purpose entities are evaluated first for classification as “qualifying special purpose entities” (“QSPEs”) as specified by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”). Special purpose entities that are classified as QSPEs are excluded from the consolidated financial statements of the Company. Special purpose entities that are not classified as QSPEs are further evaluated for classification as variable interest entities as specified by FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities. Special purpose entities that meet the definition of variable interest entities where the Company is identified as the primary beneficiary of the entity are included in Countrywide’s consolidated financial statements.

All material intercompany accounts and transactions have been eliminated. Minority interests in the Company’s majority-owned subsidiaries are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets and minority interests in the Company’s earnings are charged to other operating expenses, net of applicable income taxes, in the Company’s consolidated statements of earnings.

Financial Statement Reclassifications

Certain amounts reflected in the consolidated financial statements for the years ended December 31, 2005 and 2004, have been reclassified to conform to the presentation for the year ended December 31, 2006.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantification of Misstatements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides the SEC staff’s views regarding the process of quantifying financial statement misstatements. It requires the use of two different approaches to quantifying misstatements—(1) the “rollover approach” and (2) the “iron curtain approach”—when assessing whether such a misstatement is material to the current period financial statements. The rollover approach focuses on the impact on the income statement of a misstatement originating in the current reporting period. The iron curtain approach focuses on the cumulative effect on the balance sheet as of the end of the current reporting period of uncorrected misstatements regardless of when they originated. If a material misstatement is quantified under either approach, after considering quantitative and qualitative factors, the financial statements would require adjustment. Depending on the magnitude of the correction with respect to the current period financial statements, changes to financial statements for prior periods could result. SAB 108 is effective for the Company’s fiscal year ended December 31, 2006. The application of SAB 108 did not have a significant effect on the Company’s previously reported financial statements or on the current consolidated financial position and earnings of the Company.

Derivative Financial Instruments

The Company uses derivative financial instruments extensively as part of its interest rate and foreign currency risk management activities. (See Note 4—Derivative Financial Instruments, for further discussion about the Company’s risk management activities.) All derivative financial instruments are recognized on the balance sheet at fair value.

The Company designates each derivative instrument it has entered into as either a hedge of the fair value of a recognized asset or liability, or of an unrecognized firm commitment (“fair value” hedge); a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); or as a free-standing derivative instrument.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

The Company also discontinues hedge accounting when (1) a derivative instrument expires or is sold, terminated or exercised; or (2) a derivative instrument is de-designated as a hedge instrument because it is unlikely a forecasted transaction will occur; or (3) the Company determines that the designation of a derivative instrument as a hedge is no longer appropriate. When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value with changes in fair value recognized in current-period earnings. However, the carrying value of the previously hedged asset or liability is no longer adjusted for changes in fair value.

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

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract; the financial instrument that embodies both the embedded derivative instrument and the host contract is not currently measured at fair value with changes in fair value reported in earnings; and, if a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument, then the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings.

Sales, Securitizations and Servicing of Financial Instruments

The Company sells most of the mortgage loans it produces in the secondary mortgage market, primarily in the form of securities, and to a lesser extent as whole loans. By-products of those sales are include mortgage servicing rights (“MSRs”) and certain retained interests, such as interest-only securities, principal-only securities and residual securities, which the Company generally holds as long-term investments. (See Note 3—Loan Sales, for a description of MSRs.)

When the Company sells mortgage loans, it allocates the cost of the mortgage loans between the securities or loans sold and the interests it continues to hold, based on their relative fair values. Note 3—Loan Sales, describes how the Company estimates fair value. The reported gain is the difference between the proceeds from the sale of the securities or loans and the cost allocated to the securities or loans sold.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The proceeds include cash and other assets obtained (i.e., MSRs) less any liabilities incurred (i.e., liabilities for representations and warranties or other recourse provisions).

In March 2006, the FASB issued Statement of Financial Accounting Standards 156, Accounting for Servicing of Financial Assets, (“SFAS 156”), which amends SFAS 140. SFAS 156 changes SFAS 140 by requiring that MSRs be initially recognized at their fair value and by providing the option to either: (1) carry MSRs at fair value with changes in fair value recognized in current period earnings; or (2) continue recognizing periodic amortization expense and assess the MSRs for impairment as originally required by SFAS 140. This option may be applied by class of servicing asset or liability.

The Company adopted SFAS 156 effective January 1, 2006. The Company identified MSRs relating to all existing residential mortgage loans as a class of servicing rights and elected to apply fair value accounting to these MSRs. Presently, this class represents all of the Company’s MSRs. SFAS 156 required the transition adjustment necessary to record MSRs at fair value at adoption to be recognized in beginning shareholders’ equity. Accordingly, the following adjustment was made to the opening balances of MSRs, income taxes payable and retained earnings:

	MSRs	Income Taxes Payable	Retained Earnings
	(in thousands)
Balance at December 31, 2005	$12,610,839	$3,846,174	$9,770,719
Remeasurement of MSRs to fair value upon adoption of SFAS 156	109,916	42,851	67,065
Balance at January 1, 2006	$12,720,755	$3,889,025	$9,837,784

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

Before December 31, 2005, MSRs were carried at the lower of amortized cost or estimated fair value. To the extent the MSR was a part of a fair value hedge accounting relationship, the cost basis was adjusted for the change in value attributable to the hedge risk. This adjustment was reflected in current period earnings. The adjusted cost basis value of the MSR was then assessed for impairment. If MSRs were impaired, the impairment was recognized in current-period earnings and the carrying value of the MSRs was adjusted through a valuation allowance. If the value of the MSRs subsequently increased, the recovery in value was recognized in current-period earnings to the extent of the valuation allowance.

For purposes of performing that MSR impairment evaluation, the Company stratified its servicing portfolio on the basis of certain risk characteristics including loan type (fixed-rate or adjustable-rate) and note rate. Fixed-rate loans were stratified into note-rate pools of 50 basis points for note rates between 5% and 8% and single pools for note rates above 8% and less than or equal to 5%.

Management periodically reviewed the various impairment strata to determine whether the value of the impaired MSRs in a given stratum was likely to recover. When management deemed recovery of the value to be unlikely in the foreseeable future, a write-down of the MSRs in the stratum to the estimated recoverable value was charged to the valuation allowance.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retained interests are designated as trading or available-for-sale securities at the time of securitization and are carried at fair value in the consolidated balance sheets.

Trading securities are recorded at fair value with changes in fair value recorded in current period earnings. The adjustment to record such securities at fair value from allocated basis is included as a component of gain on sale of loans and securities. Subsequent changes in the value of retained interests classified as trading securities are included in current-period earnings as a component of impairment of retained interests.

Unrealized gains and losses of retained interests classified as available-for-sale, net of deferred income taxes, are excluded from earnings and reported as a component of accumulated other comprehensive income, which is included in shareholders’ equity. Realized gains and losses on sales of these assets are computed by the specific identification method and are recorded in earnings at the time of disposition. Unrealized losses that are other than temporary are recognized in earnings in the period such other than temporary impairment is identified. Once impairment of retained interests classified as available-for-sale is charged to earnings, subsequent increases in value are recognized in earnings over the estimated remaining life of the investment through a higher effective yield.

Recourse retained in loan sales and securitization activities is discussed in Note 30—Credit Losses Related to Securitized Loans.

Loans

Mortgage Loans Held for Sale

Mortgage loans held for sale includes mortgage loans originated or purchased for resale together with loans transferred in transactions that do not qualify for sales treatment under SFAS 140. Mortgage loans originated and purchased for resale are recorded initially at the principal amount outstanding adjusted for any premiums or discounts and the fair value of any related loan commitment at the time of origination. Mortgage loans purchased for resale are initially recorded at fair value. Loan origination fees, as well as incremental direct origination costs, are initially recorded as an adjustment of the cost of the loan and are reflected in earnings when the loan is sold.

The cost basis of certain mortgage loans held for sale is adjusted to reflect changes in the loans’ fair value as applicable through fair value hedge accounting. All mortgage loans held for sale are carried at the lower of adjusted cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). The market value of mortgage loans held for sale is generally based on quoted market prices for MBS.

Loans Held for Investment

Loans are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred in the portfolio as of the balance sheet date. A loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrowers offset by incremental direct origination costs for loans originated by the Company or any premiums or discounts paid for loans purchased. Unearned income is amortized over the loan’s contractual life. For revolving lines of credit, unearned income is amortized using the straight-line method. For other loans, unearned income is amortized using the interest method.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Income Recognition

Interest income is accrued as earned. Loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed and interest income is recorded when the principal balance has been reduced to an amount that is deemed collectible. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible on a timely basis.

Credit Quality and Loan Impairment

The Company provides for incurred losses on loans with an allowance for loan losses. The allowance for loan losses is a valuation allowance established to provide for estimated incurred credit losses in the portfolio of loans held for investment as of the balance sheet date. The allowance for loan losses is evaluated on a periodic basis by management and is based on a variety of factors, including historical default and loss rates for similar loans originated by the Company estimates of collateral value for individually evaluated loans and evaluations of the effect of current economic and market conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as factors change or as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Company’s loan portfolio is comprised primarily of large groups of homogeneous loans made to consumers that are secured by residential real estate. The Company does not evaluate individual homogenous loans for impairment. These loans are generally placed on nonaccrual status when they become 90 days delinquent. Loans in the Company’s warehouse lending and commercial real estate lending portfolios are individually evaluated for impairment on a regular basis.

Once a loan is acquired and included in the Company’s portfolio of loans held for investment, Countrywide assesses loan credit quality and estimates its allowance requirement based on whether the loan is individually evaluated or part of a pool of homogenous loans:

•       Homogenous loans, such as mortgage loans and repurchased loans, are evaluated based on the loans’ present collection status (delinquency, foreclosure and bankruptcy status). Our estimate of the required allowance for these loans is developed by estimating both the rate of default of the loans and the amount of loss in the event of default. The rate of default is assigned to the loans based on their attributes (e.g., original loan-to-value, borrower credit score, documentation type, etc.) and collection status. The rate of default is based on analysis of migration of loans from each aging category to default over a twelve-month period. Loans more than 90 days past due are assigned a rate of default that measures the percentage of such loans that default over their lives as it is assumed that the condition causing the ultimate default currently exists. The default rate for the loan is then multiplied by an average loss rate for the type of loan.

•       Warehouse lending and commercial real estate loans are individually evaluated by the respective credit administration staff, both for borrower creditworthiness and for collateral quality. Credit quality is expressed in a Company-developed credit rating. The allowance for loans that are not identified as impaired is developed by applying credit loss factors applicable to the individual credits’ assigned credit grades for unimpaired loans. The allowance for loans identified as impaired

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is based on credit management’s estimate of recoverability and value of the collateral securing the loans.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as factors change or as more information becomes available.

Loan losses are charged against the allowance when management believes the loss is confirmed.

Trading Securities

Trading securities consist of securities purchased by the Company’s broker-dealer subsidiary, along with associated derivative instruments used to manage the price risk of such securities. Trading securities are recorded at fair value on a trade date basis, and gains and losses, both realized and unrealized, are included in gain on sale of loans and securities in the consolidated statements of earnings.

Investments in Other Financial Instruments

Investments in other financial instruments include mortgage-backed securities, obligations of U.S. Government-sponsored enterprises, municipal bonds, U.S. Treasury securities, derivative financial instruments and certain interests retained in securitization. The Company carries all of these assets at their estimated fair values. Realized gains and losses on sales of these assets are computed by the specific identification method and are recorded in earnings at the time of disposition. How the changes in fair value of the instruments are recognized is dependent on the accounting classification of the respective assets:

•       Changes in the fair value of financial instruments accounted for as trading securities are recognized in current-period earnings;

•       All other instruments are accounted for as available-for-sale securities; therefore, unrealized gains or losses, net of deferred income taxes, are excluded from earnings and reported as a component of accumulated other comprehensive income, which is included in shareholders’ equity. Unrealized losses that are other than temporary are recognized in earnings in the period that the other-than-temporary impairment is identified. Once impairment of retained interests classified as available-for-sale is charged to earnings, subsequent increases in value are recognized in earnings over the estimated remaining life of the investment through a higher effective yield.

Interest income is accrued as earned. Unamortized premiums and unaccreted discounts are amortized and accrued to interest income as an adjustment of the instruments’ yield using the interest method. Yields are estimated using market prepayment expectations for similar securities.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the same securities before maturity at a fixed or determinable price are accounted for as purchases and sales of securities.

Certain of the Company’s securities lending arrangements include master netting agreements that entitle Countrywide and its counterparties to settle their positions “net.” Where such arrangements are in place, and where the Company or its counterparty intends to settle its positions “net,” the Company includes the net asset or liability in its balance sheet. Under master netting arrangements, $29.8 billion and $11.9 billion of securities purchased under agreements to resell and securities borrowed were offset against securities sold under agreements to repurchase at December 31, 2006 and 2005, respectively.

Deferred Acquisition Costs

The Company’s insurance carrier subsidiary, Balboa Life and Casualty (“Balboa”), incurs insurance policy acquisition costs that vary with and are directly related to acquisition of new insurance policies. These costs consist primarily of commissions, premium taxes and certain other underwriting costs. These costs are deferred and amortized as the related premiums are earned. Deferred acquisition costs are limited to amounts estimated to be recoverable from the related premiums and anticipated investment income less anticipated losses, loss adjustment expenses and policy maintenance expenses. Deferred acquisition costs totaling $109.9 million and $115.2 million were included in other assets at December 31, 2006 and 2005, respectively. Amortization of policy acquisition costs totaling $202.6 million, $167.0 million and $138.1 million was included in other operating expenses for the years ended December 31, 2006, 2005 and 2004, respectively.

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

For credit life and disability policies, liabilities are recorded for future claims, estimated based upon statutory standards, on all policies-in-force at the end of the period, as well as the present value of amounts not yet due on disability claims. The liability for policy and contract claims represents the estimated ultimate net cost of all reported and unreported claims incurred through the end of the period, except for the present value of amounts not yet due on disability claims, which are included in accounts payable and accrued liabilities.

The liability for insurance losses is established using statistical analyses and is subject to the effects of trends in claim severity and frequency and other factors. The estimate is continually reviewed and as adjustments to the liability become necessary, such adjustments are reflected in current period earnings.

For mortgage reinsurance, the liability for insured losses is accrued in proportion to the amount of revenue recognized based on management’s assessment of the ultimate liability to be paid over the current and expected renewal period of the contracts. The remaining liability to be paid, along with reinsurance revenues to be earned, is estimated based on projected defaults, losses and prepayments.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the lease or service life of the improvement using the straight-line method. Renovations and improvements that add utility or significantly extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

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

Loan Servicing Fees

Loan servicing fees and other remuneration are received by the Company for servicing residential mortgage loans. Loan servicing fees are recorded net of guarantee fees paid by the Company. Loan servicing fees are recognized as earned over the life of the loans in the servicing portfolio.

Income from Retained Interests

Income from retained interests represents the yield on interest-only securities, principal-only securities, residual interests and other financial instruments retained in securitization. Income on these investments is recognized using the interest method.

Insurance Premiums

Property and casualty and credit life and disability premiums are recognized over the term of the policies on a pro-rata basis for all policies except for lender-placed insurance and guaranteed auto protection (“GAP”). Lender-placed insurance is obtained for the benefit of the lender when a borrower cancels or fails to renew insurance on a property securing a mortgage loan. GAP insurance provides coverage for leased automobiles’ residual value to the lessor of the vehicle. For GAP insurance, revenue recognition is correlated to the exposure and accelerated over the life of the contract. For lender-placed

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurance, premiums are “slowed,” or recognized later in the life of the policy, due to high cancellation rates experienced early in the life of the policy. Mortgage reinsurance premiums are recognized as earned over the life of the policy. Prepaid premiums applicable to the unexpired term of policies-in-force are recorded as unearned premiums in accounts payable and accrued liabilities.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”), an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the modified prospective application approach. In accordance with SFAS 123R, the Company began charging the unamortized value of previously granted employee stock options to compensation expense during the current period. For awards made on or after January 1, 2006 made to retirement-eligible employees that vest upon retirement, the Company is required under SFAS 123R to immediately charge the associated value to expense. The value of grants made on or after January 1, 2006, to other employees must be amortized over the lesser of (a) the nominal vesting period or (b) for options that vest upon retirement, the period until the grantee becomes retirement-eligible. Prior to January 1, 2006, the Company recognized compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeded the exercise price.

As of December 31, 2006, the Company has awarded stock options and shares of restricted stock that, depending on the year granted and other factors, have different vesting requirements. Generally, stock options issued before 2004 vest over a period of three to four years and expire five or ten years after the grant date. Stock options awarded in 2004 become vested upon attainment of specific earnings performance targets or, in any event, four and a half years after the grant date regardless of attainment of the earnings targets and expire five years after the date of grant. Generally, stock options granted in 2005 were fully vested on the grant date. Stock options and stock appreciation rights awarded in 2006 vest over a three-year period and expire five to ten years after grant date. Off-cycle awards and awards to new employees have various vesting schedules. Generally, restricted stock awards vest over a period of three years although some restricted stock awards granted in 2004 had a performance-based component similar to the stock options granted that year.

The impact of adopting SFAS 123R for the year ended December 31, 2006, was a charge of approximately $89.0 million ($60.8 million, net of tax, or $0.10 per diluted share) to compensation expense. The remaining unrecognized compensation cost related to unvested awards as of December 31, 2006, was $88.5 million and the weighted average period of time over which this cost will be recognized is 1.5 years.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the estimated fair value of the options granted been included in compensation expense for the years indicated below, the Company’s net earnings and earnings per share would have been as follows:

	Years Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net Earnings:
As reported	$2,528,090	$2,197,574
Add: Stock-based compensation included in net earnings, net of taxes	3,441	3,292
Deduct: Stock-based employee compensation under SFAS 123, net of taxes	(104,269)	(41,317)
Pro forma	$2,427,262	$2,159,549
Basic Earnings Per Share:
As reported	$4.28	$3.90
Pro forma	$4.11	$3.83
Diluted Earnings Per Share:
As reported	$4.11	$3.63
Pro forma	$3.94	$3.57

On April 1, 2005, the Company granted eligible employees options to purchase 13.3 million shares of its common stock at the average market price on that date. Those options were immediately vested and became exercisable on May 1, 2005. As a result of this vesting provision, the pro-forma expense associated with the entire stock option grant amounting to $55.7 million, net of income taxes, is included in the above stock-based compensation pro-forma disclosure for the year ended December 31, 2005.

The weighted-average assumptions used to value grants of stock options and stock appreciation rights and the resulting average estimated values were as follows:

	Years Ended December 31,
	2006	2005	2004
Weighted Average Assumptions:
Dividend yield	1.65%	1.70%	0.85%
Expected volatility	29.66%	32.50%	36.02%
Risk-free interest rate	4.72%	4.15%	2.90%
Expected life (in years)	3.03	3.15	5.59
Per-share fair value of options	$10.14	$6.95	$11.09
Weighted-average exercise price	$36.45	$32.63	$31.85

The Company began using a lattice model to estimate the fair value of certain stock awards (i.e., stock appreciation rights and options) granted after the first quarter of 2006. Management believes the lattice model provides a better estimate of the fair value of those awards because it permits probabilities to be assigned to future changes in key assumptions (e.g., risk-free interest rate, stock volatility and dividend rate). It also derives an expected term that captures patterns of exercise by participants prior to the end of the stated terms of those awards.

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

Recently Issued Accounting Pronouncements

In September 2005, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 05-01 (“SOP 05-01”), Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts. This SOP is effective for internal replacements that occur in fiscal years beginning January 1, 2007, and is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). This statement:

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

SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption of SFAS 155 is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

During July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.

FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:

•       Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and

•       If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

FIN 48 is applicable beginning January 1, 2007. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. The adoption of FIN 48 is not expected to be material.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 provides a framework for measuring fair value when such measurements are utilized for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. The Company has determined that it will adopt SFAS 157 on its effective date of January 1, 2008 and the financial impact, if any, upon adoption has not yet been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities at the time of acquisition on an individual contract basis or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. For the Company, SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company has determined that it will adopt SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but has not yet determined the financial impact, if any, upon adoption.

Note 3—Loan Sales

The Company routinely originates, purchases and sells mortgage loans into the secondary mortgage market. Prime mortgage loan sales are generally structured without recourse to the Company. However, the Company generally has limited recourse on the Prime Home Equity and Nonprime Mortgage Loans it securitizes, through retention of a subordinated interest or through its issuance of a corporate guarantee of losses up to a negotiated maximum amount. While the Company generally does not retain credit risk on the Prime Mortgage Loans it sells, it has potential liability under representations and warranties it makes to purchasers and insurers of the loans.

The Company had a liability for losses relating to representations and warranties included in accounts payable and accrued liabilities totaling $390.2 million and $187.5 million at December 31, 2006 and 2005, respectively. The Company recognized gains of $4.7 billion, $4.0 billion, and $4.3 billion from sales of mortgage loans in securitizations in the years ended December 31, 2006, 2005 and 2004, respectively. The

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company included provisions for losses on representations and warranties in gain on sale of loans and securities totaling $290.4 million, $66.5 million and $85.4 million during the years ended December 31, 2006, 2005 and 2004, respectively. The Company had charge-offs totaling $87.7 million, $31.0 million, and $42.1 million relating to its representations and warranties during the years ended December 31, 2006, 2005 and 2004, respectively.

When the Company sells mortgage loans it generally receives cash and MSRs and, when those sales take the form of securitizations, Countrywide may also retain interest-only securities, principal-only securities, subordinated securities and residual interests.

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

The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee ranging generally from 0.125% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the mortgagors. The Company generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges, collateral reconveyance charges and loan prepayment penalties. The Company also generally has the right to solicit the mortgagors for other products and services, such as second mortgages and insurance, as well as for new mortgages for those considering refinancing or purchasing a new home.

The precise market value of MSRs and retained interests cannot be readily determined because these assets are not actively traded in stand-alone markets. Considerable judgment is required to determine the fair values of those assets and the exercise of such judgment can significantly impact the Company’s earnings. Therefore, senior financial management exercises extensive and active oversight of this process. The Company’s Asset/Liability Committee, which is comprised of several of our senior financial executives, ultimately determines the valuation of MSRs and retained interests.

Our MSR valuation process combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow assumptions (which consider only contractual cash flows) and prepayment assumptions used in our discounted cash flow model are based on market factors and encompass the historical performance of our MSRs, which we believe are consistent with assumptions and data used by market participants valuing similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate (projected LIBOR plus option-adjusted spread). These variables can, and generally do, change from quarter to quarter as market conditions and projected interest rates change. The current market data utilized in the MSR valuation process and in the assessment of the reasonableness of our valuation is obtained from peer group MSR valuation surveys, MSR market trades, MSR broker valuations and prices of interest-only securities.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For retained interests, the Company also estimates fair value through the use of discounted cash flow models. The key assumptions used in the valuation of its retained interests include mortgage prepayment speeds, discount rates, and for residual interests containing credit risk, the net lifetime credit losses. The discounted cash flow models incorporate cash flow and prepayment assumptions based on data drawn from the historical performance of the loans underlying the Company’s retained interests, which management believes is consistent with assumptions other major market participants would use in determining the assets’ fair value.

Key economic assumptions used in determining the fair value of MSRs at the time of securitization are as follows:

	Years Ended December 31,
	2006	2005	2004
Weighted-average life (in years)	5.9	5.8	6.2
Weighted-average annual prepayment speed	22.2%	23.0%	21.2%
Weighted-average option-adjusted spread over LIBOR	6.7%	6.5%	5.9%

Key economic assumptions used in determining the fair value of retained interests at the time of securitization are as follows:

	Years Ended December 31,
	2006	2005	2004
Weighted-average life (in years)	4.0	3.5	3.5
Weighted-average annual prepayment speed	29.0%	30.2%	32.9%
Weighted-average annual discount rate	18.7%	20.1%	25.0%
Weighted-average lifetime credit losses	1.9%	2.0%	2.7%

The following table summarizes cash flows between the Company and securitization special purpose entities:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Proceeds from new securitizations	$362,265,135	$364,669,509	$259,102,621
Proceeds from collections reinvested in securitizations	4,260,106	3,329,840	1,836,796
Service fees received	2,318,092	1,877,780	1,586,166
Purchases of delinquent loans and cleanup calls	(1,490,999)	(3,786,551)	(3,387,739)
Servicing advances	(4,178,052)	(2,524,067)	(3,334,357)
Repayment of servicing advances	3,978,490	2,352,253	3,576,598
Cash flows received on retained interests other than servicing fees	2,422,291	1,309,437	704,813

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key assumptions used in measuring the fair value of the Company’s MSRs at December 31, 2006 and 2005, and the effect on the fair value of those MSRs from adverse changes in those assumptions, are as follows:

	December 31,
	2006	2005
	(dollar amounts in thousands)
Fair value of MSRs	$16,172,064	$12,720,755
Weighted-average life (in years)	5.8	5.6
Weighted-average annual prepayment speed	21.0%	22.8%
Impact of 5% adverse change	$116,095	$238,131
Impact of 10% adverse change	$227,104	$463,010
Impact of 20% adverse change	$435,845	$877,291
Weighted-average OAS	6.2%	6.4%
Impact of 5% adverse change	$129,460	$94,600
Impact of 10% adverse change	$256,746	$187,660
Impact of 20% adverse change	$505,029	$367,225

Key assumptions used in measuring the fair value of the Company’s retained interests at December 31, 2006 and 2005, and the effect on the fair value of those retained interests from adverse changes in those assumptions are as follows:

	December 31,
	2006	2005
	(dollar amounts in thousands)
Fair value of retained interests	$3,040,575	$2,675,461
Weighted-average life (in years)	2.8	2.4
Weighted-average annual prepayment speed	32.2%	38.3%
Impact of 5% adverse change	$91,746	$57,329
Impact of 10% adverse change	$172,883	$110,297
Impact of 20% adverse change	$313,420	$214,392
Weighted-average annual discount rate	17.3%	17.9%
Impact of 5% adverse change	$33,809	$25,646
Impact of 10% adverse change	$60,475	$54,844
Impact of 20% adverse change	$127,056	$117,472
Weighted-average net lifetime credit losses	2.6%	1.7%
Impact of 5% adverse change	$48,550	$44,834
Impact of 10% adverse change	$117,336	$90,552
Impact of 20% adverse change	$224,616	$177,589

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a given percentage variation in individual assumptions generally cannot be extrapolated. Also, in the preceding tables, the effect of a variation in a particular assumption on the fair value of the MSRs or retained interests is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another which might compound or counteract the sensitivities.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about delinquencies and components of Prime Home Equity and Nonprime Mortgage Loans for which the Company has retained some level of credit risk:

	December 31,
	2006	2005
	(in thousands)
Prime Home Equity and Nonprime Mortgage Loans:
Loans and securities sold—total principal amount	$82,853,246	$65,657,207
Principal amount 60 days or more past due	$4,577,045	$1,639,436

The Company incurred credit losses of $186.4 million, $124.0 million and $99.4 million related to the Prime Home Equity and Nonprime Mortgage Loans with retained credit risk during the years ended December 31, 2006, 2005 and 2004, respectively.

Note 4—Derivative Financial Instruments

Derivative Financial Instruments

The primary market risk facing the Company is interest rate risk, which includes the risk that changes in market interest rates will result in unfavorable changes in the value of our assets or liabilities (“price risk”) and the risk that net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. The overall objective of the Company’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.

The Company manages interest rate risk in its Mortgage Banking Segment through the natural counterbalance of its loan production and servicing businesses. The Company also use various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of its commitments to make loans, (also referred to as interest rate lock commitments or “IRLCs”), mortgage loans held by the Company pending sale (“Mortgage Loan Inventory”), retained interests and trading securities, as well as a portion of its debt.

The Company manages interest rate risk in its Banking Segment by funding the segment’s interest-earning assets with liabilities of similar duration or a combination of derivative instruments and certain liabilities that create repricing characteristics that closely reflect the repricing behaviors of those assets.

Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments

Description of Risk Management Activities

The Company is exposed to price risk relative to its Mortgage Loan Inventory and its IRLCs. The Mortgage Loan Inventory is comprised of mortgage loans held by the Company pending sale, and is presently held for an average of approximately 26 days. IRLCs guarantee the rate and points on the underlying mortgage or group of mortgages for a specified period, generally from seven to 75 days.

With regard to loans held for sale, the Company is exposed to price risk from the time an IRLC is made to a mortgage applicant or financial intermediary to the time the resulting mortgage loan is sold. For loans held for investment, the Company is exposed to price risk from the time an IRLC is made to a financial intermediary to the time the loan is purchased. During these periods, the Company is exposed to

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses if mortgage rates rise, because the value of the IRLC or mortgage loan held for sale declines. To manage this price risk the Company uses derivatives.

The price risk management of IRLCs is complicated by the fact that the ultimate percentage of applications that close within the terms of the IRLC is variable. The probability that the loan will fund within the terms of the IRLC is affected by a number of factors, in particular any change in mortgage rates subsequent to the lock date. This probability generally increases if mortgage rates rise, and decreases if mortgage rates fall, due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC is also influenced by the source and age of the application, purpose for the loan (purchase or refinance), and the application approval rate. The Company has developed closing ratio estimates, using historical experience that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. Those closing ratio estimates are used to estimate the aggregate balance of loans that will fund within the terms of IRLCs.

To manage the price risk associated with the IRLCs, the Company generally uses a combination of net forward sales of MBS and put and call options on MBS, Treasury futures and Eurodollar futures. The Company generally makes forward sales of MBS in an amount equal to the portion of the IRLCs expected to close, assuming no change in mortgage rates. The Company acquires put and call options to protect against the variability of loan closings caused by changes in mortgage rates. To manage the credit spread risk associated with its IRLC’s the Company may enter into credit default swaps.

The Company manages the price risk related to the Mortgage Loan Inventory primarily by entering into forward sales of MBS and Eurodollar futures. The value of these forward MBS sales and Eurodollar futures moves in opposite direction to the value of the Mortgage Loan Inventory. To manage the credit spread risk associated with its Mortgage Loan Inventory, the Company may enter into credit default swaps. The Company actively manages the risk profiles of its IRLCs and Mortgage Loan Inventory on a daily basis.

The Company manages the price risk and credit risk related to its commercial mortgage loans using interest rate swaps, total rate of return and credit default swaps.

The Company uses the following derivative instruments in its risk management activities related to the IRLCs and Mortgage Loan Inventory:

•       Forward Sales of MBS:   An obligation to sell MBS at a specified price on a specified date in the future. The value increases as mortgage rates rise.

•       Forward Purchases of MBS:   An obligation to buy MBS at a specified price on a specified date in the future. The value increases as mortgage rates fall.

•       Long Call Options on MBS:   A right to buy MBS at a specified price on a specified date in the future. The value increases as mortgage rates fall.

•       Long Put Options on MBS:   A right to sell MBS at a specified price on a specified date in the future. The value increases as mortgage rates rise.

•       Long Call Options on U.S. Treasury Futures:   A right to acquire a U.S. Treasury futures contract at a specified price in the future. The value increases as the benchmark U.S. Treasury rate falls.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•       Long Put Options on U.S. Treasury Futures:   A right to sell a U.S. Treasury futures contract at a specified price on a specified date in the future. The value increases as the benchmark U.S. Treasury rate rises.

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

•       Credit Default Swaps:   An agreement to purchase credit event protection based on a financial index or security in exchange for paying a fixed rate fee or premium over the term of the contract. For use in the risk management primarily of commercial and residential mortgage loans, the Company receives credit protection and pays a fixed fee or premium. The value of these contracts increases when the probability of the occurrence of a credit event rises.

•       Interest Rate Floors:   Represents a right to receive cash if a reference interest rate falls below a contractual strike rate; therefore, its value increases as the reference interest falls. The reference interest rates used in the Company’s interest rate floors include mortgage rates, Treasury rates and U.S. dollar (“USD”) LIBOR.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the balance or notional amounts, as applicable, of Mortgage Loan Inventory, IRLCs and the related derivative instruments at December 31, 2006:

(in billions)
Mortgage Loan Inventory:
Fixed rate	$13.8
Adjustable rate	17.5
Total	$31.3
Interest rate lock commitments:
Fixed rate	$12.2
Adjustable rate	8.6
Total	$20.8
Mandatory forward trades:
Sales	$(43.2)
Buys	33.6
Net mandatory positions	$(9.6)
Long U.S. Treasury options:
Calls	$29.6
Puts	(1.0)
Net long U.S. Treasury options	$28.6
Short Eurodollar futures	$(55.7)
Total rate of return swaps	$9.6
Credit default swaps	$0.9
Interest rate floor	$1.0

Accounting for Risk Management Activities

The change in value of all derivative instruments used in the risk management activities related to Mortgage Loan Inventory and IRLCs are recorded at fair value with changes in fair value included as a component of gain on sale of loans and securities in the consolidated statement of earnings.

IRLCs that qualify as derivative instruments are recorded at fair value with changes in fair value recognized in current period earnings as a component of gain on sale of loans and securities. The IRLCs related to loans held for sale and the IRLCs related to loans purchased for investment generally qualify as derivative instruments.

The Company estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based upon quoted MBS prices and is measured from the date the IRLC is issued. At the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan.

During 2006, the interest rate risk management activities associated with 66% of the fixed-rate mortgage loan inventory and 41% of the adjustable-rate mortgage loan inventory were accounted for as fair value hedges. For the years ended December 31, 2006, 2005 and 2004, the Company recognized pre-

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax losses of $116.9 million, $49.7 million and $116.2 million, respectively, representing the ineffective portion of the hedges of its mortgage inventory that qualified as fair value hedges under SFAS 133. These amounts are included in gain on Sale of Loan and securities in the consolidated statements of earnings.

Risk Management Activities Related to Mortgage Servicing Rights and Retained Interests

Description of Risk Management Activities

MSRs and retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value when mortgage interest rates decline. The fair value of MSRs and retained interests are based on the present value of cash flow streams that are closely linked to the expected life of the underlying loans. Declining mortgage interest rates generally precipitate increased mortgage refinancing activity, which decreases the expected life of the underlying loans, thereby decreasing the value of the MSRs and retained interests. Changes in the value of these assets are reflected in current period earnings for MSRs and retained interests accounted for as trading securities. Impairment of retained interests accounted for as available-for-sale securities is also reflected in current period earnings; however appreciation in value above such interests’ amortized cost is reflected as a component of other comprehensive income. To moderate any negative impact on earnings caused by a rate-driven decline in fair value, the Company maintains a portfolio of financial instruments, including derivatives, which generally increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to herein as the “Servicing Hedge.”

The Company uses the following financial instruments in its Servicing Hedge:

•       Interest Rate Swaps:   A mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g., USD LIBOR). For use in the Servicing Hedge, the Company generally receives the fixed rate and pays the floating rate. Such contracts increase in value as rates fall.

•       Receiver Swaptions:   A right to enter into a predetermined Interest Rate Swap at a future date where the Company receives the fixed rate and pays the floating rate. These contracts increase in value as rates fall.

•       Payor Swaptions:   A right to enter into a predetermined Interest Rate Swap at a future date, where the Company pays the fixed rate and receives the floating rate. These contracts increase in value as rates rise.

•       Mortgage Forward Rate Agreement:   A mutual agreement to exchange a single cash flow at a forward settlement date, based on the difference between the forward fixed rate and floating rate set equal to the 30-day forward current coupon mortgage rate,  known as the constant maturity index on the settlement date. For use in the Servicing Hedge, the Company generally receives the fixed rate and pays the floating rate. Such contracts increase in value as the spread between the current coupon mortgage rate and the swap curve tightens, or when interest rates fall.

•       Long Call Options on U.S. Treasury and Eurodollar Futures:   A right to acquire a U.S. Treasury or Eurodollar futures contract at a specified price in the future. The value increases as the benchmark U.S. Treasury or Eurodollar deposit rate falls.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•       Long Put Options on U.S. Treasury and Eurodollar Futures:   A right to sell a U.S. Treasury or Eurodollar futures contract at a specified price in the future. The value increases as the benchmark U.S. Treasury or Eurodollar deposit rate rises.

•       Long U.S. Treasury Futures:   An agreement to purchase a U.S. Treasury security at a specified price in the future. The value increases as the benchmark U.S. Treasury rate falls.

•       Interest Rate Caps:   A right to receive cash if a reference interest rate rises above a contractual strike rate. The value increases as the reference interest rate rises. The reference interest rates used in the Company’s interest rate caps include mortgage rates, U.S. Treasury rates, and USD LIBOR.

•       Interest Rate Floors:   A right to receive cash if a reference interest rate falls below a contractual strike rate. The value increases as reference interest rates fall. The reference interest rates used include mortgage rates, U.S. Treasury rates, and USD LIBOR.

These instruments are combined to manage the overall risk portfolio of the MSRs and retained interests. The Company actively manages its retained interests risk profile on a daily basis.

The following table summarizes the activity for derivative contracts included in the Servicing Hedge expressed by notional amounts:

	Balance, December 31, 2005	Additions	Dispositions/ Expirations	Balance, December 31, 2006
	(in millions)
Interest rate swaps	$53,850	$45,720	$(70,545)	$29,025
Interest rate swaptions	50,425	75,450	(84,125)	41,750
Mortgage forward rate agreements	31,125	99,100	(82,225)	48,000
Long call options on interest rate futures	17,500	38,250	(51,250)	4,500
Long treasury futures	1,160	1,000	(2,160)	—
Interest rate caps	300	—	(300)	—
Long put options on interest rate futures	—	3,500	(3,500)	—

The Servicing Hedge is intended to reduce the impact on reported earnings of the decline in value of MSRs and retained interests that generally results from a decline in mortgage rates. Should mortgage rates increase, the value of the MSRs and retained interests is expected to increase while the value of the Servicing Hedge is expected to decrease.

Accounting for Risk Management Activities

The changes in fair value of derivative contracts included in the Servicing Hedge are recorded as a component of the gain or loss from the Servicing Hedge in the consolidated statements of earnings.

As a result of electing fair value accounting upon adoption of SFAS 156 effective January 1, 2006, the hedge provisions of SFAS 133 no longer apply to the risk management activities of the Company’s MSRs. Effective April 1, 2005, a portion of the Servicing Hedge qualified as a fair value hedge under SFAS 133. During the nine months ended December 31, 2005, the portion of the Servicing Hedge that qualified as a fair value hedge covered approximately 28% of the risk associated with a change in fair value of the MSRs attributable to changes in interest rates of up to 50 basis points. At no other time during the years ended December 31, 2005 and 2004, did any portion of the Servicing Hedge qualify as a hedge under SFAS 133.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the nine months ended December 31, 2005, the Company recognized a loss of $29.3 million in earnings, which represents the amount of hedge ineffectiveness for the portion of the Servicing Hedge that qualified as a fair value hedge under SFAS 133.

There was no portion of the related hedge instruments’ gain or loss that was excluded from the assessment of the hedge effectiveness.

Application of fair value hedge accounting under SFAS 133 resulted in the cost basis of the MSRs being adjusted for the change in fair value of the MSRs attributable to the hedged risk, with a corresponding amount included as a component of impairment or recovery of MSRs interests in the statement of earnings.

Risk Management Activities Related to Issuance of Long-Term Debt

Description of Risk Management Activities

Management’s objective in financing the activities of the Company is to ensure access to reliable and cost-effective funding from a variety of sources in order to meet the Company’s financing requirements under various market conditions. These financing activities subject the Company to interest rate risk. Specifically, the Company is exposed to the risk that the interest expense it incurs on its long-term borrowings will change at a different speed than the income it earns on the assets financed by the long-term debt, contributing to variability of net income. To address this risk, management seeks long-term debt structured to reprice in a manner similar to the assets it is financing. However, the Company may not be able to obtain access to borrowings structured to match the repricing characteristics of the assets being financed at optimal interest rates (i.e., cost). Management addresses this constraint, in part, by entering into interest rate and foreign currency swap agreements designed to modify the structure of its borrowings. These agreements have the effect of changing the structure of a debt agreement to one that approximates the repricing characteristics of the assets financed.

The Company has entered into interest rate swap contracts swaps in which the rate received is fixed and the rate paid is adjustable and is indexed to LIBOR (“Receiver Swap”). These interest rate swaps enable the Company to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $5.5 billion as of December 31, 2006) and a portion of its foreign currency-denominated fixed and floating-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $4.5 billion as of December 31, 2006). These transactions are generally designated as fair value hedges under SFAS 133.

The following summarizes the notional amounts and the average interest rates of the swaps as of December 31, 2006:

	Notional Amount	Fixed Rate	Floating Rate
	(dollar amounts in millions)
Receiver swaps	$10,063	5.21%	5.80%

Payments on interest rate swaps are based on a specified notional amount and payments are due periodically through the termination date of each contract. The swap contracts expire between February 2007 and November 2036.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Risk Management Activities

The interest rate swaps are recognized on the balance sheet at fair value.

For the years ended December 31, 2006, 2005 and 2004, the Company recognized a pre-tax gain of $23.3 million, a pre-tax loss of $2.1 million, and a pre-tax loss of $3.8 million, respectively, representing the ineffective portion of its fair value hedges of debt. These amounts are included in interest expense in the consolidated statements of earnings.

For the years ended December 31, 2006, 2005 and 2004, the Company recognized no pre-tax gain or loss, a pre-tax gain of $0.5 million, and a pre-tax gain of $0.04 million, respectively, representing the ineffective portion of such cash flow hedges. As of December 31, 2006, deferred net gains or losses on derivative instruments included in accumulated other comprehensive income that are expected to be reclassified as earnings during the next twelve months are not material.

Risk Management Activities Related to Deposit Liabilities

Description of Risk Management Activities

The Company faces interest rate risk in the interest-earning activities of its Bank. Specifically, the Company is exposed to the risk that the interest expense it incurs on its deposits will change at a different rate than the income it earns on its interest-earning assets, resulting in variability in net interest income. Management manages this risk by matching the duration and re-pricing characteristics of the Bank’s interest-bearing liabilities with those of its interest-earning assets. To align the repricing characteristics of its interest-earning assets, the Company enters into interest rate swap contracts that have the effect of converting a portion of its fixed-rate deposit liabilities to LIBOR-based variable-rate deposit liabilities.

The following summarizes the notional amounts and the average interest rates of the swaps as of December 31, 2006:

	Notional Amount	Fixed Rate	Floating Rate
	(dollar amounts in millions)
Receiver swaps	$417	3.77%	5.38%
Receiver callable swaps	$2,553	5.42%	5.30%

Payments are due periodically through the termination date of each swap contract. The contracts expire between September 2007 and November 2026.

Accounting for Risk Management Activities

The Bank’s interest rate swap transactions are designated as fair value hedges. For the year ended December 31, 2006 and 2005, the Company recognized pre-tax losses of $1.6 million and $0.3 million, respectively, representing the ineffectiveness related to these swaps. These amounts are included in interest expense in the consolidated statement of earnings. For the year ended December 31, 2004, certain of the swaps with a notional value totaling $752 million were accounted for as free-standing derivatives, with changes in the swaps’ fair value and cash flow from the swaps recorded in interest expense. Effective January 1, 2005, these swaps were designated and accounted for as fair value hedges of certain fixed-rate deposits.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio

Description of Risk Management Activities

In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed-income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company utilizes the following derivative instruments:

•       Forward Sales of To-Be Announced (“TBA”) MBS:   An obligation to sell agency pass-through MBS that have not yet been issued on a specified price and at a specified date in the future. The value increases as mortgage rates rise.

•       Forward Purchases of TBA MBS:   An obligation to purchase at a specified price on a specified date in the future agency pass-through MBS that have not yet been issued. The value increases as mortgage rates fall.

•       Short Futures Contract:   A standardized exchange-traded contract, the value of which is tied to spot Federal Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Federal Funds or Eurodollar rates rise.

•       Long Futures Contracts:   A standardized exchange-traded contract, the value of which is tied to the spot Federal Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Federal Funds or Eurodollar rates fall.

•       Interest Rate Swaps:   A mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g., USD LIBOR). For use in its trading portfolio risk management activities, the Company receives the floating rate and pays the fixed rate. Such contracts increase in value as rates rise.

•       Long Put Options on Federal Funds and Eurodollar Futures:   A right to sell Federal Funds or Eurodollar futures contract at a specified price on a specified date in the future. The value increases as the benchmark Federal Funds or Eurodollar rate rises.

•       Long Call Options on Federal Funds and Eurodollar Futures:   A right to acquire Federal Funds or Eurodollar futures contract at a specified price on a specified date in the future. The value increases as the benchmark Federal Funds or Eurodollar rate falls.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the notional amounts of the derivative contracts included in the broker-dealer’s trading portfolio at December 31, 2006:

Notional Amount
(in millions)
Forward sales of TBA MBS	$86,741
Forward purchases of TBA MBS	67,747
Short futures contracts	43,387
Interest rate swap contracts	9,937
Long call options on futures contracts	9,450
Long futures contracts	7,471
Long put options on futures contracts	4,500
Total rate of return swaps	3,175
Swaption	138
Interest rate cap	21

Accounting for Risk Management Activities

The changes in fair value of derivative contracts used in the interest rate management activities related to trading activities are recorded as a component of the gain on sale of loans and securities in the consolidated statements of earnings.

Counterparty Credit Risk

The Company is exposed to credit loss in the event of contractual non-performance by its trading counterparties and counterparties to its various over-the-counter derivative financial instruments. The Company manages this credit risk by selecting only counterparties that the Company believes to be financially strong, spreading the credit risk among many such counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with the counterparties as appropriate.

The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements at December 31, 2006, before and after collateral held by the Company is as follows:

December 31, 2006
(in millions)
Aggregate credit exposure before collateral held	$1,580
Less: collateral held	(1,003)
Net aggregate unsecured credit exposure	$577

For the three-year period ended December 31, 2006, we incurred no credit losses due to non-performance of any of our counterparties.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Mortgage Loans Held for Sale

Mortgage loans held for sale include the following:

	December 31,
	2006	2005
	(in thousands)
Prime	$22,597,825	$27,085,467
Nonprime	4,895,438	6,736,946
Prime home equity	1,825,483	1,948,874
Commercial real estate	1,930,100	1,089,262
Deferred premiums, discounts, fees and costs, net	23,784	(52,364)
	$31,272,630	$36,808,185

At December 31, 2006, the Company had pledged $7.9 billion and $0.6 billion in mortgage loans held for sale to secure asset-backed commercial paper and a secured revolving line of credit, respectively.

At December 31, 2005, the Company had pledged $13.0 billion and $3.0 billion in mortgage loans held for sale to secure asset-backed commercial paper and a secured revolving line of credit, respectively.

Note 6—Trading Securities and Trading Securities Sold, Not Yet Purchased

Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	December 31,
	2006	2005
	(in thousands)
Mortgage pass-through securities:
Fixed-rate	$13,502,403	$5,638,161
Adjustable-rate	1,381,675	915,302
Total mortgage pass-through securities	14,884,078	6,553,463
Collateralized mortgage obligations	3,307,594	2,377,764
U.S. Treasury securities	1,801,221	1,037,749
Obligations of U.S. Government-sponsored enterprises	781,657	429,726
Interest-only securities	287,206	255,127
Asset-backed securities	203,979	234,818
Mark-to-market on to-be-announced securities	144,674	77,094
Residual securities	52,097	16,494
Other	39,679	338
	$21,502,185	$10,982,573

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trading securities sold, not yet purchased, include the following:

	December 31,
	2006	2005
	(in thousands)
U.S. Treasury securities	$2,803,030	$1,985,219
Obligations of U.S. Government-sponsored enterprises	305,826	176,726
Mark-to-market on to-be-announced securities	190,354	122,307
Mortgage pass-through securities, fixed-rate	26,024	911
Other	15	8
	$3,325,249	$2,285,171

As of December 31, 2006 and 2005, $19.5 billion and $9.0 billion, respectively, of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $1.5 billion and $0.7 billion, respectively.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded $25.9 million in gains, $203.7 million in gains and $1.7 million in losses, respectively, on trading securities that related to trading securities still held at the respective period-end reporting dates.

Note 7—Securities Purchased Under Agreements to Resell, Securities Borrowed and Federal Fund Sold

The following table summarizes securities purchased under agreements to resell, securities borrowed and federal funds sold:

	December 31,
	2006	2005
	(in thousands)
Securities purchased under agreements to resell	$22,559,194	$18,536,475
Securities borrowed	3,460,703	4,740,886
Federal funds sold	1,250,000	40,000
	$27,269,897	$23,317,361

It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under securities purchased under agreements to resell. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or may return collateral pledged when appropriate. Securities borrowed transactions require the Company to deposit cash, letters of credit or other collateral with the lender in an amount generally in excess of the market value of the securities borrowed.

As of December 31, 2006 and 2005, the Company had accepted collateral related to securities purchased under agreements to resell and securities borrowed with a fair value of $56.0 billion and $33.7 billion, respectively, that it had the contractual ability to sell or re-pledge, including $30.0 billion and $12.1 billion, respectively, related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of December 31, 2006 and 2005, the Company had re-pledged $52.1 billion and $28.3 billion, respectively, of such collateral for financing purposes.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Loans Held for Investment, Net

Loans held for investment include the following:

	December 31,
	2006	2005
	(in thousands)
Mortgage loans:
Banking Operations:
Prime	$51,634,926	$48,487,991
Prime home equity	20,163,337	14,956,377
	71,798,263	63,444,368
Mortgage Banking and Capital Markets:
Prime	230,139	157,781
Prime home equity	56,029	33,457
Nonprime	55,262	145,374
	341,430	336,612
Commercial real estate	72,413	—
Total mortgage loans	72,212,106	63,780,980
Warehouse lending advances secured by mortgage loans	3,185,248	3,943,046
Defaulted FHA-insured and VA-guaranteed loans repurchased from securities	1,760,484	1,392,398
	77,157,838	69,116,424
Purchase premiums and discounts, and deferred loan origination fees and costs, net	1,188,973	938,224
Allowance for loan losses	(261,054)	(189,201)
Loans held for investment, net	$78,085,757	$69,865,447

Mortgage loans held for investment totaling $57.5 billion and $52.2 billion were pledged to secure Federal Home Loan Bank (“FHLB”) advances and to enable additional borrowings from the FHLB at December 31, 2006 and 2005, respectively.

Mortgage loans held for investment totaling $2.9 billion and $2.0 billion were pledged to secure an unused borrowing facility with the Federal Reserve Bank (“FRB”) at December 31, 2006 and 2005, respectively.

The Company had accepted mortgage loan collateral of $3.5 billion and $4.1 billion securing warehouse-lending advances that it had the contractual ability to re-pledge as of December 31, 2006 and 2005, respectively. Of this amount, $1.6 billion has been re-pledged to secure borrowings under a secured revolving line of credit as of December 31, 2006. No mortgage loan collateral was re-pledged as of December 31, 2005.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Properties securing the mortgage loans in the Company’s portfolio of loans held for investment are concentrated in the State of California. The following is a summary of the geographical distribution of loans included in the Company’s loan portfolio for the states with more than five percent of the total unpaid principal balance at December 31, 2006:

State	Unpaid Principal Balance	% Total Balance
	(in thousands)
California:
Southern	$19,699,276	27%
Northern	13,289,894	19%
	32,989,170	46%
Florida	4,340,575	6%
Virginia	3,784,177	5%
All other states	31,098,184	43%
Total	$72,212,106	100%

The Company has not identified any individually evaluated loans as impaired as of December 31, 2006 and 2005. The Company has placed loans on nonaccrual status totaling $2.1 billion and $1.4 billion at December 31, 2006 and 2005, respectively. Included in total nonaccrual loans were Government-insured or guaranteed loans totaling $1.4 billion and $1.1 billion at December 31, 2006 and 2005, respectively. No warehouse lending loans were considered by management to be impaired as of December 31, 2006 or 2005.

Changes in the allowance for the loan losses were as follows:

	December 31,
	2006	2005
	(in thousands)
Balance, beginning of period	$189,201	$125,046
Provision for loan losses	233,847	115,685
Net charge-offs	(156,841)	(25,173)
Reduction of allowance due to sales of loans held for investment	—	(15,771)
Reclassification of allowance for unfunded commitments and other	(5,153)	(10,586)
Balance, end of period	$261,054	$189,201

Concentrations of Credit Risk

The Company reviews its portfolio of loans held for investment for concentrations of loans that might contain disproportionate credit risk. Specifically, the Company’s credit risk management staff monitors loan performance by state and by Metropolitan Statistical Area, as well as by product. Underwriting guidelines and investment objectives are adjusted based on management’s assessment of the results of performance monitoring.

Although pay-option ARMs have decreased in prominence, from approximately 19% of loan originations during the year ended December 31, 2005, to approximately 14% during the year ended December 31, 2006, the Company has retained a significant portion of its pay-option adjustable-rate (“pay-option ARM”) loan production in its investment portfolio. Pay-option ARM loans represent 46% and 41% of the Company’s investment in mortgage loans held for investment at December 31, 2006 and 2005, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pay-option ARM loans have interest rates that adjust monthly and contain features that allow the borrower to defer making the full interest payment for at least the first year of the loan. After this “option” period, minimum monthly payments increase by no more than 7½% per year unless the unpaid balance increases to a specified limit, which is no more than 115% of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after either, five or ten years and again every five years thereafter. Due to the lack of significant historical experience at Countrywide, the credit performance of these loans has not been established for the Company.

Due to pay-option ARM loans’ amortization characteristics, the loss that the Company would realize in the event of default may be higher than that realized on a “traditional” loan that does not provide for deferral of a portion of the fully amortizing loan payment. Countrywide’s pay-option ARM loans are designed with features that address the risk of borrower default and the increased risk of loss in the event of default. Specifically, Countrywide’s underwriting standards conform to those required to make the pay-option ARM loans salable into the secondary market at the date of funding, including a requirement that the borrower meet secondary market debt-service ratio tests based on their making the fully amortizing loan payment assuming the loan’s interest rate is fully indexed. (A fully indexed loan rate equals the sum of the current index rate plus the margin applicable to the loan.) The loans’ terms limit the amount of potential increase of loss in the event of default by restricting the amount of interest that may be added to the loan’s balance as described in the preceding paragraph.

Following is a summary of pay-option ARM loans held for investment:

	December 31,
	2006	2005
	(in thousands)
Total pay-option ARM loan portfolio	$32,866,475	$26,122,952
Total principal balance of pay-option ARM loans with accumulated negative amortization	$29,074,810	$13,973,619
Accumulated capitalized interest (from original loan balance)	$655,453	$74,815
Average original loan-to-value ratio(1)	75%	75%
Average combined original loan-to-value ratio(2)	78%	78%
Average original FICO score(3)	718	720
Loans delinquent 90 days or more	0.65%	0.10%

(1)          The ratio of the lower of the amount of the loan that is secured by the property to the original appraised value or purchase price of the property.

(2)          The ratio of the lower of the amount of all loans secured by the property to the original appraised value or purchase price of the property.

(3)          A FICO score is a measure of borrower creditworthiness determined using a statistical model. FICO scores range from approximately 300 to 850, with a higher score indicating an individual with a more favorable credit profile.

Management expects the delinquency rate in the Company’s pay-option ARM loan portfolio to increase as this product seasons.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Investments in Other Financial Instruments, at Fair Value

Investments in other financial instruments include the following:

	December 31,
	2006	2005
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$7,007,786	$6,866,520
Obligations of U.S. Government-sponsored enterprises	776,717	547,715
Municipal bonds	412,886	369,748
U.S. Treasury securities	168,313	144,951
Other	2,858	3,109
Subtotal	8,368,560	7,932,043
Interests retained in securitization accounted for as available-for-sale securities:
Prime interest-only and principal-only securities	279,375	323,368
Nonprime residual securities	147,703	206,033
Prime home equity line of credit transferor’s interest	144,346	158,416
Prepayment penalty bonds	52,697	112,492
Prime home equity residual securities	40,766	124,377
Prime home equity interest-only securities	7,021	15,136
Prime residual securities	6,477	21,383
Nonprime interest-only securities	3,757	9,455
Subordinated mortgage-backed pass-through securities	1,382	2,059
Total interests retained in securitization accounted for as available-for-sale securities	683,524	972,719
Total available-for-sale securities	9,052,084	8,904,762
Interests retained in securitization accounted for as trading securities:
Prime home equity residual securities	737,808	757,762
Prime home equity line of credit transferor’s interest	553,701	95,514
Prime interest-only and principal-only securities	549,635	180,216
Nonprime residual securities	253,887	321,017
Prime residual securities	146,397	63,333
Prepayment penalty bonds	90,666	—
Prime home equity interest-only securities	22,467	—
Interest rate swaps	2,490	782
Total interests retained in securitization accounted for as trading securities	2,357,051	1,418,624
Hedging instruments and mortgage pipeline derivatives:
Mortgage servicing related	837,908	741,156
Notes payable related	444,342	107,085
Mortgage loans held for sale and pipeline related	78,066	89,098
Total investments in other financial instruments	$12,769,451	$11,260,725

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006 and 2005, the Company had pledged $0.1 billion and $2.1 billion, respectively, of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge and $0.1 billion and $0.3 billion, respectively, of MBS to secure an unused borrowing facility with the FRB.

The Company’s insurance subsidiaries have deposited mortgage-backed securities with a fair value of $0.02 billion to meet state statutory deposit requirements, at December 31, 2006 and 2005.

Amortized cost and fair value of available-for-sale securities are as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$7,111,045	$4,091	$(107,350)	$7,007,786
Obligations of U.S. Government-sponsored enterprises	781,329	1,280	(5,892)	776,717
Municipal bonds	414,249	1,649	(3,012)	412,886
U.S. Treasury securities	167,724	1,414	(825)	168,313
Interests retained in securitization	589,501	111,722	(17,699)	683,524
Other	2,860	—	(2)	2,858
	$9,066,708	$120,156	$(134,780)	$9,052,084

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$6,985,851	$329	$(119,660)	$6,866,520
Obligations of U.S. Government-sponsored enterprises	555,482	18	(7,785)	547,715
Municipal bonds	371,785	1,115	(3,152)	369,748
U.S. Treasury securities	144,840	1,326	(1,215)	144,951
Interests retained in securitization	774,563	206,999	(8,843)	972,719
Other	3,109	—	—	3,109
	$8,835,630	$209,787	$(140,655)	$8,904,762

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s available-for-sale securities in an unrealized loss position are as follows:

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities	$1,482,240	$(4,580)	$5,106,195	$(102,770)	$6,588,435	$(107,350)
Obligations of U.S. Government-sponsored enterprises	87,472	(163)	484,186	(5,729)	571,658	(5,892)
Municipal bonds	58,106	(317)	212,973	(2,695)	271,079	(3,012)
U.S. Treasury securities	6,477	(22)	103,018	(803)	109,495	(825)
Interests retained in securitization	42,854	(4,114)	84,978	(13,585)	127,832	(17,699)
Other	—	—	48	(2)	48	(2)
Total impaired securities	$1,677,149	$(9,196)	$5,991,398	$(125,584)	$7,668,547	$(134,780)

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities	$4,468,055	$(62,031)	$2,299,667	$(57,629)	$6,767,722	$(119,660)
Obligations of U.S. Government-sponsored enterprises	328,679	(2,371)	185,000	(5,414)	513,679	(7,785)
Municipal bonds	197,748	(1,655)	71,620	(1,497)	269,368	(3,152)
U.S. Treasury securities	92,933	(772)	22,055	(443)	114,988	(1,215)
Interests retained in securitization	29,148	(1,510)	79,099	(7,333)	108,247	(8,843)
Other	50	—	—	—	50	—
Total impaired securities	$5,116,613	$(68,339)	$2,657,441	$(72,316)	$7,774,054	$(140,655)

The Company’s Asset/Liability Committee (“ALCO”) assesses securities classified as available-for-sale for other-than-temporary impairment on a quarterly basis. This assessment evaluates whether the Company intends and is able to recover the amortized cost of the securities when taking into account the Company’s present investment objectives and liquidity requirements and whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. Based on the Company’s review of these securities, ALCO has concluded that Countrywide has both the intent and ability to hold these securities until they recover their amortized cost and the issuers credit worthiness does not call realization of contractual cash flows into question. Accordingly, other-than-temporary impairment related to these securities has not been recognized as of December 31, 2006 and 2005.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross gains and losses realized on the sales of available-for-sale securities are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Mortgage-backed securities:
Gross realized gains	$—	$31	$4,935
Gross realized losses	—	(116)	(1,932)
Net	—	(85)	3,003
Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	23	14	317
Gross realized losses	(51)	—	(2)
Net	(28)	14	315
Municipal bonds:
Gross realized gains	77	—	126
Gross realized losses	(208)	(106)	(15)
Net	(131)	(106)	111
U.S. Treasury securities:
Gross realized gains	—	—	33,483
Gross realized losses	—	—	(228)
Net	—	—	33,255
Home equity asset-backed senior securities:
Gross realized gains	—	—	185,331
Gross realized losses	—	—	—
Net	—	—	185,331
Interests retained in securitization:
Gross realized gains	6,956	16,124	85,469
Gross realized losses	(26)	(4,384)	(30,376)
Net	6,930	11,740	55,093
Other:
Gross realized gains	—	1,253	—
Gross realized losses	—	—	—
Net	—	1,253	—
Total gains and losses on available-for-sale securities:
Gross realized gains	7,056	17,422	309,661
Gross realized losses	(285)	(4,606)	(32,553)
Net	$6,771	$12,816	$277,108

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the remaining contractual maturities of debt securities classified as available-for-sale as of December 31, 2006:

	Within one year	After one year through five years	After five years through ten years	After ten years	Total
	(in thousands)
Mortgage-backed securities	$—	$1,568	$—	$7,006,218	$7,007,786
Obligations of U.S. Government- sponsored enterprises	214,575	550,226	11,916	—	776,717
Municipal bonds	18,385	144,811	189,667	60,023	412,886
U.S. Treasury securities	89,463	74,336	2,813	1,701	168,313
Other	—	—	2,844	14	2,858
Subtotal	322,423	770,941	207,240	7,067,956	8,368,560
Interests retained in securitization accounted for as available-for-sale securities:
Prime interest-only and principal-only securities	—	—	—	279,375	279,375
Nonprime residual securities	—	—	—	147,703	147,703
Prime home equity line of credit transferor’s interest	—	—	—	144,346	144,346
Prepayment penalty bonds	—	52,697	—	—	52,697
Prime home equity residual securities	—	—	—	40,766	40,766
Prime home equity interest-only securities	—	—	—	7,021	7,021
Prime residual securities	—	—	—	6,477	6,477
Nonprime interest-only securities	—	—	—	3,757	3,757
Subordinated mortgage-backed pass- through securities	—	—	—	1,382	1,382
Total interests retained in securitization accounted for as available-for-sale securities	—	52,697	—	630,827	683,524
Total available-for-sale securities	$322,423	$823,638	$207,240	$7,698,783	$9,052,084

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Mortgage Servicing Rights

The activity in MSRs carried at fair value was as follows:

Year Ended December 31, 2006
(in thousands)
Mortgage Servicing Rights
Balance at beginning of period	$12,610,839
Remeasurement to fair value upon adoption of SFAS 156	109,916
Fair value at beginning of period	12,720,755
Additions:
Servicing resulting from transfers of financial assets	6,063,170
Purchases of servicing assets	149,638
Total additions	6,212,808
Change in fair value:
Due to changes in valuation inputs or assumptions in valuation model(1)	432,241
Other changes in fair value(2)	(3,193,740)
Mortgage Servicing Rights, at fair value	$16,172,064

(1)          Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)          Represents changes due to realization of expected cash flows.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity in MSRs carried at lower of cost or fair value was as follows:

	Years Ended December 31,
	2005	2004
	(in thousands)
Mortgage Servicing Rights
Balance at beginning of period	$9,820,511	$8,065,174
Additions:
Servicing resulting from transfers of financial assets	5,533,505	3,757,182
Purchases of servicing assets	302,441	385,459
Total additions	5,835,946	4,142,641
Securitization of MSRs	(54,533)	(56,038)
Amortization	(2,288,354)	(1,940,457)
Change in fair value attributable to hedged risk	(213,166)	—
Application of valuation allowance to write down impaired MSRs	(69,045)	(390,809)
Balance before valuation allowance at end of period	13,031,359	9,820,511
Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,090,582)	(1,201,549)
Recoveries (additions)	601,017	(279,842)
Application of valuation allowance to write down impaired MSRs	69,045	390,809
Balance at end of period	(420,520)	(1,090,582)
Mortgage Servicing Rights, net	$12,610,839	$8,729,929

The estimated fair values of MSRs were $12.7 billion and $8.9 billion as of December 31, 2005 and 2004, respectively.

Note 11—Premises and Equipment, net

Premises and equipment consisted of the following:

	Useful
	Lives	December 31,
	(Years)	2006	2005
	(in thousands)
Buildings	19-40	$798,157	$582,916
Equipment	3-10	1,333,838	1,111,624
Leasehold improvements	1-11	217,190	176,256
		2,349,185	1,870,796
Less: accumulated depreciation and amortization		(841,698)	(685,019)
		1,507,487	1,185,777
Land		117,969	93,882
		$1,625,456	$1,279,659

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense totaled $206.5 million, $181.6 million and $111.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 12—Other Assets

Other assets include the following:

	December 31,
	2006	2005
	(in thousands)
Reimbursable servicing advances, net	$2,121,486	$2,124,317
Securities broker-dealer receivables	1,605,502	392,847
Investments in FRB and FHLB stock	1,433,070	1,334,100
Interest receivable	997,854	777,966
Receivables from custodial accounts	719,048	629,075
Capitalized software, net	367,055	331,454
Prepaid expenses	320,597	187,377
Cash surrender value of assets held in trust for deferred compensation plans	319,864	224,884
Receivables from sale of securities	284,177	325,327
Real estate acquired in settlement of loans	251,163	110,499
Restricted cash	238,930	252,285
Derivative margin accounts	118,254	296,005
Other assets	1,064,790	943,337
	$9,841,790	$7,929,473

The Company had pledged $1.2 billion and $0.1 billion of securities broker-dealer receivables to secure securities sold under agreements to repurchase at December 31, 2006 and 2005, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Deposit Liabilities

The following table summarizes deposit balances:

	December 31,
	2006		2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollar amounts in thousands)
Time deposits:
Retail	$17,973,792	5.01%	$13,434,338	4.01%
Brokered	11,612,674	5.04%	7,442,073	4.20%
Commercial	635,927	5.10%	—	—
	30,222,393	5.02%	20,876,411	4.08%
Company-controlled custodial deposit accounts(1)	15,737,632	—	14,017,464	—
Retail savings/money market accounts	5,970,245	5.05%	4,467,018	4.13%
Commercial money market accounts	3,557,445	5.54%	—	—
Non-interest-bearing checking accounts	113,045	—	109,982	—
	55,600,760	3.62%	39,470,875	2.62%
Basis adjustment through application of hedge accounting	(22,078)		(31,959)
	$55,578,682		$39,438,916

(1)          These accounts represent the portion of the investor custodial accounts controlled by Countrywide that have been placed on deposit with the Bank.

Substantially all of the time deposits outstanding were interest-bearing. The contractual maturities of those deposits as of December 31, 2006, are shown in the following table:

Year Ending December 31,	Time Deposit Maturities	Weighted Average Rate
	(dollar amounts in thousands)
2007	$23,662,684	5.10%
2008	2,259,695	4.30%
2009	1,610,921	4.46%
2010	567,556	4.81%
2011	433,887	5.09%
Thereafter	1,687,650	5.55%
	30,222,393	5.02%
Basis adjustment through application of hedge accounting	(22,078)
	$30,200,315

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of time deposits with a denomination of $100,000 or more was approximately $20.9 billion and $13.8 billion at December 31, 2006 and 2005, respectively. The contractual maturities of time deposits with denominations of $100,000 or more are shown in the following table:

	December 31, 2006
	Amount	Weighted Average Rate
	(dollar amounts in thousands)
Three months or less	$5,437,601	4.95%
After three months through six months	5,009,903	5.19%
After six months through twelve months	5,462,783	5.19%
After twelve months	4,992,510	4.84%
Total	$20,902,797	5.04%

The amount of demand deposits with overdrafts at December 31, 2006 were $2.1 million. There were no demand deposits with overdrafts at December 31, 2005.

Note 14—Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

The following table summarizes securities sold under agreements to repurchase and federal funds purchased:

	December 31,
	2006	2005
	(in thousands)
Securities sold under agreements to repurchase	$42,113,501	$33,284,205
Federal funds purchased	—	869,000
	$42,113,501	$34,153,205

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

Scheduled maturities of securities sold under agreements to repurchase were as follows:

	December 31,
	2006		2005
	Amount	Range of Interest Rates	Amount	Range of Interest Rates
	(dollar amounts in thousands)
Due within 30 days	$41,008,406	0.40% to 5.65%	$33,174,552	1.70% to 5.00%
After 30 days but within 90 days	1,105,095	4.50% to 5.20%	109,653	2.60% to 4.30%
Total securities sold under agreements to repurchase	$42,113,501	0.40% to 5.65%	$33,284,205	1.70% to 5.00%

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data pertaining to securities sold under agreements to repurchase were as follows:

	Years Ended December 31,
	2006	2005	2004
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	5.00%	4.04%	2.02%
Weighted-average interest rate during the year	4.91%	3.11%	1.36%
Average balance of securities sold under agreements to repurchase(1)	$53,024,833	$42,186,332	$36,279,369
Maximum amount outstanding at any month end	$71,960,135	$48,386,546	$43,658,987
Total interest expense	$2,711,402	$1,476,069	$536,399

(1)          Averages represent daily balance sheet estimates which do not reflect netting of securities under master netting agreements.

At December 31, 2006, repurchase agreements were secured by $19.5 billion of trading securities, $52.1 billion of securities purchased under agreements to resell and securities borrowed, $0.1 billion in investments in other financial instruments and $1.2 billion of other assets. At December 31, 2006, $30.0 billion of the pledged securities purchased under agreements to resell and securities borrowed related to amounts were offset against securities sold under agreements to repurchase pursuant to master netting agreements.

At December 31, 2005, repurchase agreements were secured by $9.0 billion of trading securities, $28.3 billion of securities purchased under agreements to resell and securities borrowed, $2.1 billion in investments in other financial instruments and $0.1 billion of other assets. At December 31, 2005, $12.1 billion of the pledged securities purchased under agreements to resell and securities borrowed related to amounts were offset against securities sold under agreements to repurchase pursuant to master netting agreements.

Federal funds purchased generally represent overnight borrowings of reserves from other banks in the Federal Reserve Bank System. Interest is generally settled the next business day at the federal funds rate.

Financial data pertaining to federal funds purchased were as follows:

	Years Ended December 31,
	2006	2005	2004
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	—	4.15%	2.44%
Weighted-average interest rate during the year	4.97%	3.34%	1.62%
Average balance of federal funds purchased	$803,982	$888,732	$4,658
Maximum amount outstanding at any month end	$2,455,000	$1,967,000	$50,000
Total interest expense	$39,983	$29,668	$76

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Notes Payable

The following table summarizes notes payable:

	December 31,
	2006	2005
	(in thousands)
Federal Home Loan Bank advances	$28,150,000	$26,350,000
Medium-term notes:
Floating-rate	13,155,231	14,466,765
Fixed-rate	9,783,881	11,503,592
	22,939,112	25,970,357
Asset-backed commercial paper	7,721,278	12,367,496
Unsecured commercial paper	6,717,794	6,248,508
Secured revolving lines of credit	2,174,171	2,865,152
Secured overnight bank loans	105,049	—
Asset-backed secured financings	241,211	22,998
Unsecured bank loans	130,000	730,000
Junior subordinated debentures	2,232,334	1,085,191
Subordinated debt	1,027,797	500,000
Convertible securities and liquid yield option note convertible debentures	—	12,581
Other	48,838	35,603
	$71,487,584	$76,187,886

Federal Home Loan Bank Advances

Scheduled maturities of FHLB advances were as follows:

	December 31,
	2006		2005
	Amount	Range of Interest Rates	Amount	Range of Interest Rates
	(dollar amounts in thousands)
Due within 30 days	$200,000	2.61% to 3.54%	$300,000	2.17% to 3.04%
After 30 days but within 90 days	1,425,000	2.33% to 5.10%	650,000	1.81% to 2.59%
After 90 days but within 180 days	1,425,000	2.10% to 5.50%	375,000	1.69% to 2.50%
After 180 days but within one year	6,575,000	2.88% to 5.50%	1,525,000	2.09% to 4.39%
After one year	18,525,000	2.44% to 5.55%	23,500,000	1.84% to 4.52%
Total FHLB advances	$28,150,000	2.10% to 5.55%	$26,350,000	1.69% to 4.52%

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data pertaining to FHLB advances were as follows:

	Years Ended December 31,
	2006	2005	2004
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	4.68%	3.89%	2.97%
Weighted-average interest rate during the year	4.53%	3.50%	2.95%
Average balance of FHLB advances	$28,808,374	$22,368,536	$10,323,708
Maximum amount outstanding at any month end	$31,775,000	$26,900,000	$15,475,000
Total interest expense	$1,304,159	$781,970	$305,032

Of the total advances, $17.9 billion were fixed-rate and $10.3 billion were adjustable-rate.

At December 31, 2006 and 2005, the Company had pledged $57.5 billion and $52.2 billion of mortgage loans to secure its outstanding FHLB advances and enable future advances, respectively.

Medium-Term Notes

As of December 31, 2006, outstanding medium-term notes issued by Countrywide Financial Corporation (CFC) and Countrywide Home Loans (CHL) under various shelf registrations filed with the Securities and Exchange Commission or issued by CFC and CHL under its European and Australian medium-term note programs were as follows:

	Outstanding Balance			Interest Rate		Maturity Date
	Floating-Rate	Fixed-Rate	Total	From	To	From	To
	(dollar amounts in thousands)
Series A	$2,345,000	$747,879	$3,092,879	4.00%	6.03%	April, 2007	February, 2036
Series B	5,544,989	479,717	6,024,706	4.80%	6.30%	May, 2007	April, 2036
Series E	—	175,000	175,000	6.94%	7.23%	July, 2007	October, 2008
Series F	—	30,000	30,000	6.66%	6.73%	April, 2010	April, 2013
Series H	—	600,000	600,000	6.25%	6.25%	April, 2009	April, 2009
Series K	—	3,537,579	3,537,579	4.25%	6.85%	February, 2007	April, 2022
Series L	—	2,874,626	2,874,626	2.88%	6.00%	February, 2007	May, 2023
Series M	650,000	1,299,461	1,949,461	4.13%	6.20%	November, 2007	July, 2029
Euro Notes	3,529,324	—	3,529,324	5.50%	6.10%	March, 2007	February, 2011
Australian Notes	809,350	—	809,350	5.70%	5.84%	September, 2007	December, 2010
Sub-total	12,878,663	9,744,262	22,622,925
Basis adjustment through application of hedge accounting	276,568	39,619	316,187
Total	$13,155,231	$9,783,881	$22,939,112

During the year ended December 31, 2006, the Company issued $6.6 billion and $0.6 billion of floating-rate and fixed-rate medium-term notes, respectively. Of the $0.6 billion of fixed-rate medium-term

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

notes issued by the Company during the year-ended December 31, 2006, $0.5 billion were effectively converted to floating-rate debt using interest rate swaps.

As of December 31, 2006, $4.5 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Pounds Sterling, Canadian Dollars, Australian Dollars, Euros, Swiss Francs and Singapore Dollars. These notes have been effectively converted to U.S. dollars through currency swaps.

Asset-Backed Commercial Paper

The Company has formed two special purpose entities to finance certain of its mortgage loans held for sale using commercial paper. These entities issue commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities of up to 180 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN programs’ capacities, based on aggregate commitments from underlying credit enhancers, totaled $30.7 billion at December 31, 2006.

Financial data pertaining to SLNs were as follows:

	Years Ended December 31,
	2006	2005	2004
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	5.41%	4.35%	2.35%
Weighted-average interest rate during the year	5.12%	3.44%	1.60%
Average balance of asset-backed commercial paper	$18,770,520	$19,249,101	$13,016,253
Maximum amount outstanding at any month end	$20,237,716	$25,037,769	$15,147,748
Total interest expense	$968,015	$664,781	$193,176

At December 31, 2006, the Company had pledged $7.9 billion in mortgage loans held for sale to secure the SLNs.

Unsecured Commercial Paper

Financial data pertaining to unsecured commercial paper were as follows:

	Years Ended December 31,
	2006	2005	2004
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	5.41%	4.37%	—
Weighted-average interest rate during the year	5.12%	3.43%	1.62%
Average balance of unsecured commercial paper	$6,798,481	$6,353,327	$3,222,044
Maximum amount outstanding at any month end	$9,157,471	$9,167,673	$4,088,770
Total interest expense	$347,955	$221,162	$49,071

Secured Revolving Lines of Credit

During 2004, the Company formed a special purpose entity for the purpose of financing inventory with funding provided by a group of bank-sponsored conduits that are financed through the issuance of asset-backed commercial paper. The entity incurs interest based on prevailing money market rates

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximating the cost of asset-backed commercial paper. At December 31, 2006, the entity had aggregate commitments from the bank-sponsored conduits totaling $10.4 billion and had $0.6 billion outstanding borrowings, secured by $0.6 billion of mortgage loans held for sale.

Financial data pertaining to secured revolving line of credit were as follows:

	Years Ended December 31,
	2006	2005	2004
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	5.35%	4.28%	—
Weighted-average interest rate during the year	4.81%	3.86%	2.71%
Average balance of secured revolving line of credit	$998,190	$2,399,281	$41,705
Maximum amount outstanding at any month end	$1,690,168	$8,419,168	—
Total interest expense	$48,683	$93,849	$958

A new $4.0 billion master trust facility commenced on June 2, 2006 to finance Countrywide Warehouse Lending (“CWL”) receivables backed by mortgage loans. A multi-asset conduit finance company funds the purchase of notes backed by CWL receivables which are financed by issuing extendable maturity asset-backed commercial paper. The borrowing under this facility at December 31, 2006, was $1.5 billion, and the Company had pledged $1.6 billion in loans held for investment to secure this facility.

Financial data pertaining to the master trust facility secured revolving line of credit were as follows:

	Years Ended December 31,
	2006	2005	2004
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	5.40%	—	—
Weighted-average interest rate during the year	5.39%	—	—
Average balance of secured revolving line of credit	$664,384	—	—
Maximum amount outstanding at any month end	$1,500,000	—	—
Total interest expense	$36,310	—	—

Asset-Backed Secured Financings

The Company recorded certain securitization transactions as secured borrowings as of December 31, 2006 and 2005, because they did not qualify for sales treatment under SFAS 140. The amounts accounted for as secured borrowings totaled $241.2 million and $23.0 million at December 31, 2006 and 2005, respectively.

Junior Subordinated Debentures

In December 2006, the Company redeemed at par plus accrued interest, the 8% Capital Securities of Countrywide Capital I (the “Subsidiary Trust I”).

Countrywide Capital III (the “Subsidiary Trust III”), a subsidiary trust of the Company, has $200 million outstanding of 8.05% Subordinated Capital Income Securities, Series A (the “8.05% Capital Securities”). In connection with the Subsidiary Trust III issuance of 8.05% Capital Securities, CHL issued to the Subsidiary Trust III $206 million of its 8.05% Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debt Securities III”). The Subordinated Debt Securities III are due on June 15, 2027

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with interest payable semi-annually on June 15 and December 15 of each year. The sole assets of the Subsidiary Trust III are, and will be, the Subordinated Debt Securities III.

Countrywide Capital IV (the “Subsidiary Trust IV”), a subsidiary trust of the Company, has $500 million outstanding of 6.75% preferred securities, which are fully and unconditionally guaranteed by the Company and CHL (the “6.75% Securities”). In connection with the issuance by Countrywide Capital IV of the 6.75% Securities, the Company issued to Countrywide Capital IV $500 million of its 6.75% Junior Subordinated Debentures, which are fully and unconditionally guaranteed by CHL (the “Subordinated Debentures”). Countrywide Capital IV exists for the sole purpose of issuing the 6.75% Securities and investing the proceeds in the Subordinated Debentures. The Subordinated Debentures are due on April 1, 2033, with interest payable quarterly on January 1, April 1, July 1 and October 1 of each year. The Company has the right to redeem, at 100% of their principal amount plus accrued and unpaid interest to the date of redemption, the 6.75% Securities at any time on or after April 11, 2008.

In November 2006, Countrywide Capital V (the “Subsidiary Trust V”), a subsidiary trust of the Company, issued $1.5 billion of 7.00% Capital and Common Securities (the “7.00% Capital and Common Securities”). In connection with the Subsidiary Trust V issuance of 7.00% Capital and Common Securities, the Company issued to the Subsidiary Trust V $1.5 billion of its 7.00% Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debt Securities V”). The Subordinated Debt Securities V are due on November 1, 2036 only to the extent that the Company has raised sufficient net proceeds from the issuance of securities that qualify as capital securities under the agreement, during the 180-day period ending on a notice date not more than 15 or less than 10 business days prior to the scheduled maturity date, with a final maturity of November 1, 2066. Interest is payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning February 1, 2007, in arrears, until November 1, 2036 and, thereafter, on the first day of each month, in arrears, beginning December 1, 2036. The sole assets of the Subsidiary Trust V are, and will be, the Subordinated Debt Securities V. The Company has the right to redeem the securities at a redemption price equal to 100% of their principal amount plus accrued and unpaid interest beginning on November 1, 2011, and prior to November 1, 2011, in whole, if certain changes occur relating to the capital or tax treatment of the capital securities or certain changes of law occur with respect to the Investment Company Act of 1940, as amended.

In relation to Subsidiary Trust III, the Company has the right to defer payment of interest by extending the interest payment period, from time to time, for up to 10 consecutive semi-annual periods. If interest payments on the debentures are so deferred, the Company may not declare or pay dividends on, or make a distribution with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to any of its capital stock.

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

In relation to Subsidiary Trust V, the Company may defer interest payments for one or more consecutive payment periods not to exceed ten years. In the event the Company elects to defer interest, the Company will be obligated to sell qualifying warrants and/or noncumulative perpetual preferred stock and apply the net proceeds of the issuance to the repayment of unpaid and deferred interest, including compound interest, upon the earlier of (i) the Company’s resumption of current interest payments or

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(ii) five years from the commencement of the deferral period. The Company will be excused from its obligation to sell qualifying warrants and/or noncumulative perpetual preferred stock in respect of any interest payment date in the event and to the extent of a market disruption event. If payments on the debentures are deferred, the Company may not declare or pay dividends on, or make a distribution with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to any of its capital stock.

The Company guarantees CHL’s indebtedness to one of the subsidiary trusts, Countrywide Capital III, which is excluded from the Company’s consolidated financial statements. Following is summarized information for that trust:

	December 31,
	2006	2005
	(in thousands)
Balance Sheet:
Junior subordinated debentures receivable	$205,312	$205,269
Other assets	1,191	692
Total assets	$206,503	$205,961
Notes payable	$6,173	$6,172
Other liabilities	1,191	692
Company-obligated guaranteed redeemable capital trust pass-through securities	199,139	199,097
Shareholder’s equity	—	—
Total liabilities and shareholder’s equity	$206,503	$205,961

	Year Ended December 31,
	2006	2005
	(in thousands)
Statement of Earnings:
Revenues	$16,642	$16,642
Expenses	(16,642)	(16,642)
Provision for income taxes	—	—
Net earnings	$—	$—

Subordinated Debt

In May 2006, the Company issued $1.0 billion of 6.25% fixed rate unsecured subordinated notes maturing May 2016. The notes rank subordinate and junior to all of the Company’s senior indebtedness, and rank senior to the Company’s junior subordinated debentures underlying the Company’s trust preferred securities.

Convertible Securities and Liquid Yield Option Notes Convertible Debentures

During the year ended December 31, 2006, the Company converted its remaining convertible securities and Liquid Yield Option Notes outstanding through the payment of cash and issuance of common stock.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Backup Credit Facilities

As of December 31, 2006, the Company had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting the Company to borrow an aggregate maximum amount of $11.5 billion. The composition of the facilities was as follows:

	December 31, 2006
Number of Bank Participants	Amount	Expiration Date
	(in billions)
33	$6.4	May, 2011
33	2.8	May, 2007
14	1.5	November, 2011
14	0.6	November, 2007
1	0.1	May, 2011
1	0.1	May, 2007
	$11.5

As consideration for these facilities, the Company pays annual facility fees of $8.7 million. The primary purpose of these credit facilities is to provide liquidity support for the Company’s unsecured commercial paper programs. No amount was outstanding under these facilities at December 31, 2006. All of the facilities contain various financial covenants and restrictions, certain of which require the Company and CHL to maintain specified net worth amounts. Management believes the Company is in compliance with those covenants and restrictions.

As of December 31, 2006 and 2005, the Company had $2.5 billion and $2.1 billion, respectively, of unused borrowing facility with the FRB. The Company had placed collateral with the FRB totaling $3.0 billion and $2.4 billion, respectively to secure the availability of this facility.

Maturities of Notes Payable

Maturities of notes payable are as follows:

Year Ending December 31,	Principal, Net of Premiums and Discounts	Hedge Basis Adjustment	Total
	(in thousands)
2007	$35,009,236	$48,885	$35,058,121
2008	16,289,851	187,541	16,477,392
2009	9,706,123	(21,822)	9,684,301
2010	3,904,805	88,439	3,993,244
2011	2,530,360	37,639	2,567,999
Thereafter	3,731,023	(24,496)	3,706,527
Total	$71,171,398	$316,186	$71,487,584

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Committed Reusable Purchase Facilities

As of December 31, 2006, the Company had in place a reusable $7.0 billion commitment from a multi-seller asset-backed commercial paper conduit to purchase conventional, conforming loans held for sale from the Company. This multi-seller commercial paper conduit was established and is owned by several major, third-party financial institutions. Using funds raised through the issuance of commercial paper, these conduits purchase residential mortgage loans from the Company, either directly or through a trust or other vehicle. The Company has no obligation to repurchase loans from this conduit other than for breach of representations and warranties made by the Company in connection with the sale of the loans. The Company has no direct or indirect financial ownership or other interest in the conduit. Accordingly, transfers of loans to this facility are accounted for as sales. As consideration for the facility, CHL pays an annual commitment fee. CHL’s commitment fee expense relating to these facilities totaled $3.1 million, $4.3 million and $7.2 million for the years ended December 31, 2006, 2005 and 2004.

Note 17—Income Taxes

Components of the provision for income taxes are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Current taxes:
Federal	$699,211	$96,447	$761,318
State	138,109	45,381	132,912
Foreign	4,668	8,755	11,881
	841,988	150,583	906,111
Deferred taxes:
Federal	713,178	1,269,187	380,550
State	104,123	199,906	111,638
	817,301	1,469,093	492,188
Provision for income taxes	$1,659,289	$1,619,676	$1,398,299

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of earnings:

	Years Ended December 31,
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income and franchise taxes, net of federal tax effect	3.6%	3.8%	4.2%
Other	(0.3)%	0.2%	(0.3)%
Effective income tax rate	38.3%	39.0%	38.9%

The Company’s state income and franchise tax rate, net of federal tax effect, reflects the apportioned statutory rates of the various states in which the Company does business and adjustments to current and deferred state tax payables resulting from tax planning, tax examinations and routine activities.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income taxes payable are as follows:

	December 31,
	2006	2005
	(in thousands)
Taxes currently payable (receivable)	$1,600	$(288,748)
Deferred income taxes payable	4,934,163	4,134,922
	$4,935,763	$3,846,174

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2006	2005
	(in thousands)
Deferred income tax assets:
Employee benefits	$291,230	$197,756
Reserve for losses	198,979	136,188
Deferred servicing hedge losses	188,709	138,740
Net operating losses	86,021	68,399
Other	144,899	54,114
Gross deferred tax assets	909,838	595,197
Valuation allowance	(86,021)	(68,399)
	823,817	526,798
Deferred income tax liabilities:
Mortgage servicing rights	5,346,219	4,175,429
Depreciation and amortization	179,548	173,653
Mortgage guaranty insurance tax and loss bonds	170,359	129,180
Other	61,854	183,458
	5,757,980	4,661,720
Deferred income taxes payable	$4,934,163	$4,134,922

Foreign pre-tax earnings approximated $34.9 million, $43.6 million and $44.9 million in 2006, 2005 and 2004, respectively.

Earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company is required to provide U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent such earnings are indefinitely invested outside the U.S. At December 31, 2006, $66.8 million of accumulated undistributed earnings on non-U.S. subsidiaries was indefinitely invested outside the U.S. It is not practicable at this time to determine the income tax liability that would result upon repatriation of these earnings. No income tax is provided against other comprehensive income for the translation adjustments for such unremitted earnings of a subsidiary that are indefinitely invested outside of the U.S.

The Company elected to repatriate qualifying earnings under the American Jobs Creation Act (the “AJCA”) which was signed into law on October 22, 2004. The AJCA includes a deduction of 85% of

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain foreign earnings that are repatriated, as defined in the AJCA. The tax resulting from the repatriated earnings was $3.7 million in 2005.

Note 18—Shareholders’ Equity

In February 1988, the Company’s Board of Directors declared a dividend distribution of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s common stock. As a result of stock splits and stock dividends, 0.25 of a Right is presently associated with each outstanding share of the Company’s common stock issued before the Distribution Date (as defined below). Each Right, when exercisable, entitles the holder to purchase from the Company one two-thousandth of a share of Series A Participating Preferred Stock, par value $.05 per share, of the Company (the “Series A Preferred Stock”). In June 2006, the purchase price was adjusted to $624, subject to adjustments in certain cases to prevent dilution.

The Rights are evidenced by the common stock certificates and are not exercisable or transferable, apart from the common stock, until the date (the “Distribution Date”) of the earlier of a public announcement that a person or group, without prior consent of the Company, has acquired 15% or more of the common stock (“Acquiring Person”), or 10 days (subject to extension by the Board of Directors) after the commencement of a tender offer made without the prior consent of the Company.

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

The Company declared a 3-for-2 and a 2-for-1 split of the Company’s $0.05 par value common stock, which were effected as stock dividends on April 12, 2004 and August 30, 2004, respectively. The effects of these stock splits are detailed in the consolidated statement of changes in shareholders’ equity.

In November 2006, the Company’s Board of Directors authorized a share repurchase program of up to $2.5 billion. In connection with this program, the Company repurchased 38,639,876 shares of its common stock in November 2006, financed through the issuance of junior subordinated debentures. The transaction is subject to a market price adjustment payment based on the actual volume-weighted average price of our common stock during the repurchase period. The price adjustment payment will be settled, at our election, in our common stock or cash. The final settlement is expected to occur in the second quarter of 2007.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Fair Value of Financial Instruments

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments as of December 31, 2006 and 2005, is made by the Company using available market information and valuation methods which management believes are appropriate for each instrument. In some cases considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Mortgage loans held for sale	$31,272,630	$31,919,756	$36,808,185	$37,007,407
Trading securities owned	20,036,668	20,036,668	10,314,384	10,314,384
Trading securities pledged as collateral	1,465,517	1,465,517	668,189	668,189
Securities purchased under agreements to resell, securities borrowed and federal funds sold	27,269,897	27,274,159	23,317,361	23,313,832
Loans held for investment	78,085,757	78,426,911	69,865,447	69,931,654
Investments in other financial instruments	11,409,136	11,409,136	10,323,386	10,323,386
Liabilities:
Deposit liabilities	55,578,682	55,614,200	39,438,916	39,449,169
Securities sold under agreements to repurchase and federal funds purchased	42,113,501	42,108,440	34,153,205	34,148,390
Trading securities sold, not yet purchased	3,325,249	3,325,249	2,285,171	2,285,171
Notes payable	71,487,584	70,576,548	76,187,886	76,026,306
Corporate guarantees	45,425	45,425	27,614	27,614
Derivatives:
Interest rate lock commitments	(29,928)	(29,928)	11,546	11,546
Loan purchase commitments	(8,900)	(8,900)	(837)	(837)
Interest rate caps	6	6	—	—
Forward contracts on MBS	52,819	52,819	(115,324)	(115,324)
Options on MBS	—	—	3,787	3,787
Options on interest rate futures	28,740	28,740	26,643	26,643
Swaptions	600,071	600,071	677,742	677,742
Total return swaps	(4,760)	(4,760)	(3,427)	(3,427)
Credit default swaps	10,911	10,911	(402)	(402)
Interest rate swaps	343,485	343,485	129,720	129,720
Forward rate agreements	94,880	94,880	(67,428)	(67,428)
Forward spot agreements	(776)	(776)	(1,814)	(1,814)
Off balance sheet instruments:
Commitments to extend credit	—	(39,121)	—	113,715

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value estimates as of December 31, 2006 and 2005 were based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods used by the Company in estimating fair values:

Mortgage Loans Held for Sale

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

Securities Purchased Under Agreements to Resell, Securities Borrowed and Federal Funds Sold

These financial instruments are recorded at accreted cost. Fair value was determined by calculating the net present value of future cash flows of each contract. The discount rate used was the market rate that would be required to enter these same contracts at the balance sheet date. Fair value was considered to be equal to book value for some contracts, such as those with open or overnight maturities.

Loans Held for Investment

Fair value is estimated through the use of discounted cash flow models. Warehouse lending advances and re-warehoused FHA-insured and VA-guaranteed loans are recorded at realizable value, which approximates fair value.

Investments in Other Financial Instruments:

Principal-Only Securities

Fair value is estimated through the use of a proprietary, “static” (single rate path) discounted cash flow model. The Company has incorporated mortgage prepayment assumptions in its valuation that it believes other major market participants would consider in deriving the fair value of principal-only securities.

Interest-Only Securities

Fair value is estimated through the use of a proprietary, multiple rate path discounted cash flow model. The Company has incorporated mortgage prepayment assumptions in its valuation model that it believes other major market participants would consider in deriving the fair value of interest-only securities.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interests Retained in Securitization

Fair value of retained interests, with the exception of interest-only securities, is estimated through the use of proprietary, “static” (single rate path) discounted cash flow models. The Company has incorporated mortgage prepayment and credit loss assumptions in its valuation models that it believes other major market participants would consider in deriving the fair value of its retained interests.

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

Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Securities sold under agreements to repurchase are recorded at their accreted balances. Fair value was determined by calculating the net present value of future cash flows of each contract. The discount rate used was the market rate that would be required to enter these same contracts at the balance sheet date. Fair value was considered to be equal to book value for some contracts, such as those with open or overnight maturities.

Trading Securities Sold, Not Yet Purchased

Fair value is estimated using quoted market prices.

Deposit Liabilities

The fair value for the checking account and money market liabilities is equal to the amount payable on demand at the reporting date. (This value is also the carrying amount.) The fair value of certificates of

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deposit is estimated with a discounted cash flow calculation using interest rates currently being offered on similar accounts.

Corporate Guarantees

Fair value is estimated through the use of a proprietary model consisting of a loan-level frequency model estimated with survival analysis and a loan-level severity model estimated with multiple least square regressions. The modeling process incorporates the use of relevant risk factors.

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

Note 20—Employee Benefits

Stock Compensation Plans

The Company has stock compensation plans (the “Plans”) that provide for the granting of both qualified and non-qualified stock options, stock appreciation rights and shares of restricted stock to employees and directors. Stock options and stock appreciation rights are granted at the average market price of the Company’s common stock on the date of grant and are generally exercisable beginning one year from the date of grant and expire up to 10 years from the date of grant. Stock options and stock appreciation rights generally vest over a period of three to four years.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option and stock appreciation right transactions under the Plans are as follows:

	Years Ended December 31,
	2006	2005	2004
Number of Shares:
Outstanding at beginning of year	58,424,402	59,109,336	59,389,524
Granted	13,971,033	13,431,370	12,005,516
Exercised	(19,608,579)	(13,068,735)	(11,266,468)
Expired or canceled	(1,117,413)	(1,047,569)	(1,019,236)
Outstanding at end of year	51,669,443	58,424,402	59,109,336
Weighted-Average Exercise Price:
Outstanding at beginning of year	$20.06	$15.35	$10.83
Granted	36.45	32.64	31.85
Exercised	17.63	11.71	9.05
Expired or canceled	30.36	19.89	15.70
Outstanding at end of year	$25.19	$20.06	$15.35
Exercisable at end of year	33,071,185	40,902,898	27,230,988
Available for future grant	27,602,618	18,467,664	29,903,747
Weighted-Average Remaining Contractual Term: (in years)
Outstanding at end of year	4.35	5.23	4.91
Exercisable at end of year	4.22	5.04	4.29
Aggregate Intrinsic Value: (in thousands)
Outstanding at end of year	$902,964	$818,589	$1,277,380
Exercisable at end of year	$708,702	$612,150	$746,175

Stock option and stock appreciation rights exercise activity for years ended December 31, 2006, 2005 and 2004 is summarized below:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash Proceeds	$345,699	$153,035	$101,962
Intrinsic Value	$382,086	$314,505	$258,788

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding stock options and stock appreciation rights under the Plans as of December 31, 2006, are summarized below:

	Outstanding			Exercisable
Exercise Price Range	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$4.25-$8.50	0.4	359,746	$6.77	359,746	$6.77
$8.51-$12.74	4.6	12,187,510	10.30	11,710,828	10.22
$12.75-$16.99	6.1	6,122,117	14.64	4,310,502	14.68
$17.00-$21.24	6.3	2,734,888	18.97	2,018,617	18.97
$21.25-$25.49	6.9	58,502	24.78	27,001	24.72
$25.50-$29.74	5.0	12,862	28.11	7,139	27.92
$29.75-$33.98	3.2	16,710,838	32.25	13,519,077	32.34
$33.99-$38.23	4.4	13,341,524	36.44	1,098,078	36.39
$38.24-$42.48	4.1	141,456	38.70	20,197	38.62
	4.4	51,669,443	$25.19	33,071,185	$21.24

The table below summarizes restricted stock activity for the year ended December 31, 2006:

	Years Ended December 31,
	2006	2005	2004
Number of Shares:
Outstanding at beginning of year	839,406	781,079	705,284
Granted	382,034	355,496	286,483
Vested	(569,051)	(286,305)	(191,102)
Cancelled	(56,041)	(10,864)	(19,586)
Outstanding at end of year	596,348	839,406	781,079
Weighted-Average Grant Date Fair Value:
Outstanding at beginning of year	$26.37	$20.99	$14.78
Granted	35.86	33.87	31.81
Vested	25.52	21.46	15.25
Expired or canceled	31.95	18.20	16.28
Outstanding at end of year	$32.74	$26.37	$20.99
Available for future grant	4,319,906	4,645,461	4,986,516

Restricted stock is awarded to employees and directors at no cost to them and generally vests over a one- or three-year period. Unvested restricted shares may not be sold by the grantee. However, share grantees are entitled to vote on shareholder proposals and receive dividends on their unvested shares. The Company recorded compensation expense relating to restricted stock totaling $11.8 million, $5.7 million and $5.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The balance of unamortized restricted stock awards was $10.0 million and $12.5 million at December 31, 2006 and 2005, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Plan

The Company provides retirement benefits to its employees using a variety of plans. For employees hired prior to January 1, 2006, the Company has a defined benefit pension plan (the “Pension Plan”). For employees hired after December 31, 2005 the Company makes supplemental contributions to employee 401(k) Plan accounts.

The Company’s policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Pension Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA. In the year ended December 31, 2006, the Company made the maximum tax-deductible contribution to the Plan.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”), an amendment of FASB Statement Nos. 87, 88, 106, and 132(R). SFAS 158 requires a liability (or an asset) to be recorded that reflects the underfunded (or overfunded) status of its postretirement benefit plans. SFAS 158 pertains to the Company’s Pension Plan and other defined benefit plans. The portion of that liability (or asset) that has not been recognized in earnings is recorded in accumulated other comprehensive income (a component of equity), net of taxes. SFAS 158 also requires the measurement date for those obligations to coincide with an entity’s fiscal year-end, which is the measurement date currently used by the Company. SFAS 158 is effective as of December 31, 2006. The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the balance sheet for December 31, 2006:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(in thousands)
Accounts payable and accrued liabilities	$8,138,551	$49,054	$8,187,605
Income taxes payable	$4,955,090	$(19,327)	$4,935,763
Total liabilities	$185,598,657	$29,727	$185,628,384
Accumulated other comprehensive income (loss)	$12,171	$(29,727)	$(17,556)
Total stockholders’ equity	$14,347,573	$(29,727)	$14,317,846

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Pension Plan’s funded status and amounts recognized in the Company’s financial statements:

	December 31,
	2006	2005
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$373,350	$271,796
Service cost	73,029	61,731
Interest cost	19,269	15,795
Actuarial (gain) or loss	(22,321)	3,335
Benefits paid	(1,542)	(1,258)
Change in discount rate	(25,284)	21,951
Benefit obligation at end of year	$416,501	$373,350
Change in plan assets
Fair value of plan assets at beginning of year	$220,551	$157,050
Actual return on plan assets	32,947	11,016
Employer contribution	62,556	53,743
Benefits paid	(1,542)	(1,258)
Fair value of plan assets at end of year	$314,512	$220,551
Funded status at end of year	$(101,989)	$(152,799)
Unfunded pension liability recorded in other comprehensive income:
Net loss	34,043	—
Prior service cost	3,011	—
Unrecognized net actuarial loss	—	102,150
Unrecognized prior service cost	—	3,360
Net amount recognized	$(64,935)	$(47,289)

The accumulated benefit obligation for the Pension Plan was $294 million and $239 million at December 31, 2006 and 2005, respectively.

The following table sets forth the components of net periodic benefit cost:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Service cost	$73,029	$61,731	$45,756
Interest cost	19,269	15,795	11,925
Expected return on plan assets	(16,669)	(12,074)	(7,770)
Amortization of prior service cost	348	348	349
Recognized net actuarial loss	4,224	5,332	5,262
Net periodic benefit cost	$80,201	$71,132	$55,522

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	December 31,
	2006	2005
Discount rate	5.75%	5.50%
Rate of compensation increase	5.00%	5.00%

In the year ended December 31, 2006, the Company changed certain of its actuarial assumptions. Specifically, the discount rate increased from 5.50% to 5.75% to reflect changes in the bond rate environment. The increase in discount rate resulted in a decrease of $16.8 million to the accumulated benefit obligation at December 31, 2006.

The weighted-average assumptions used in calculating the net periodic benefit costs were as follows:

	2006	2005	2004
Discount rate	5.50%	5.75%	6.00%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Pension expense for the years ended December 31, 2006, 2005 and 2004, was $80.2 million, $71.1 million and $55.5 million, respectively. The Company makes contributions to the Pension Plan in amounts that are deductible in accordance with federal income tax regulations.

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

The Company’s Pension Plan weighted-average asset allocations by asset category are as follows:

	Target	Plan Assets at
	Allocation	December 31,
Asset Category	2006	2006	2005
Domestic equity securities	50%	50%	50%
International equity securities	25%	26%	13%
Debt securities	25%	24%	—
Other (Cash)	—	—	37%
Total	100%	100%	100%

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

monitored on a regular basis through quarterly portfolio reviews, annual liability measurements and periodic asset/liability analyses.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year Ending December 31,	Pension Benefits
(in thousands)
2007	$1,846
2008	2,403
2009	3,174
2010	3,936
2011	4,853
2012-2016	43,656
$59,868

Defined Contribution Plan

The Company has a defined contribution plan (“401(k) Plan”) covering all full-time employees of the Company who are age 21 or older. Participants may contribute up to 40% of pre-tax annual compensation, as defined in the plan agreement. Participants may also contribute, at the discretion of the plan administrator, amounts representing distributions from other qualified defined benefit or contribution plans. The Company makes a discretionary matching contribution equal to 50% of the participant contributions up to a maximum contribution of 6% of the participants’ base compensation, as defined in the plan agreement. In the year ended December 31, 2005, the 401(k) Plan was amended to permit the Company to make an additional contribution to the accounts of employees hired after December 31, 2005. The 401(k) Plan is subject to the provisions of ERISA. The Company recorded $47.2 million, $34.2 million, and $27.4 million in expense for its contributions for the years ended December 31, 2006, 2005 and 2004, respectively.

Other Employee Benefit Plans

The Company has various non-qualified retirement and deferred compensation plans for directors and selected employees. The combined liability for these deferred compensation plans was $362.9 million and $305.0 million at December 31, 2006 and 2005, respectively.

The Company also has a non-qualified defined benefit pension plan for selected executives along with a separate agreement that will provide additional benefits to the Company’s chief executive officer (collectively, the “SERP”). Effective January 1, 2006, the SERP will no longer be available to new participants. The Company established a non-qualified defined contribution pension plan (the “CECP”) effective January 1, 2006, as a supplemental retirement plan for executives. The actuarially calculated accumulated benefit obligation for the SERP was $29.1 million and $34.9 million at December 31, 2006 and 2005, respectively. The Company recorded $4.1 million in expense for its contribution to the CECP for the year ended December 31, 2006.

The Company informally funds some of the Plans with trust-owned life insurance and mutual funds to assist the Company in meeting its obligations. The assets are held within rabbi trusts. The Company’s obligations to pay these benefits, the assets held to settle the Company’s obligations and the related earnings on the assets and plan expenses are included in the Company’s financial statements. The cash

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

surrender values of the trust-owned life insurance related to these plans are included in other assets and totaled $319.9 million and $224.9 million at December 31, 2006 and 2005, respectively. The related mutual funds totaled $53.0 million and $50.3 million at December 31, 2006 and 2005, respectively, and are included in other assets.

Note 21—Regulatory and Agency Capital Requirements

At December 31, 2006, the Company was a bank holding company as a result of its acquisition of Countrywide Bank (the “Bank”) (formerly Treasury Bank). Both the Company and the Bank are subject to regulatory capital requirements imposed by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, Freddie Mac and Government National Mortgage Association (“Ginnie Mae”) net worth requirements, which are lower than those of the Federal Reserve.

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

The Bank is subject to federal and state laws limiting the payment of dividends. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. The OCC also generally prohibits the declaration of a dividend out of the capital and surplus of a bank. The amount of dividends that the Bank may distribute in a calendar year without OCC approval is limited to the sum of the Bank’s net income for the calendar year-to-date plus the net income of the preceding two years, all reduced by the dividends declared in the period. For 2007, the Bank can declare dividends totaling $2.3 billion plus its net profits for 2007, up to the date of dividend declaration. As of December 31, 2006, the Bank’s retained earnings unavailable for dividends totaled $172.0 million.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006 and 2005, the Company and the Bank’s regulatory capital ratios and amounts and minimum required capital ratios for the Company and the Bank to maintain a “well capitalized” status were as follows:

	December 31, 2006
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.9%	$15,362,994	7.3%	$7,100,439
Risk-Based Capital:
Tier 1	6.0%	11.6%	$15,362,994	12.4%	$7,100,439
Total	10.0%	12.8%	$17,031,228	12.8%	$7,337,235

(1)          Minimum required to qualify as “well capitalized.”

	December 31, 2005
	Minimum	Countrywide Financial Corporation		Countrywide Bank
	Required(1)	Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.3%	$12,564,162	7.3%	$5,343,675
Risk-Based Capital:
Tier 1	6.0%	10.7%	$12,564,162	12.2%	$5,343,675
Total	10.0%	11.7%	$13,760,176	12.5%	$5,457,019

(1)          Minimum required to qualify as “well capitalized.”

The Company and CHL are required to maintain specified levels of shareholders’ equity to remain a seller/servicer in good standing by Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Department of Housing and Urban Development. Such equity requirements generally are tied to the size of CHL’s servicing portfolio. At December 31, 2006, the Company and CHL’s equity requirements for these agencies ranged up to $992 million. The Company had agency capital of $13.3 billion and CHL had agency capital ranging from $3.2 billion to $4.2 billion at December 31, 2006.

Countrywide Securities Corporation is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. Countrywide Securities Corporation has elected to use the alternative method, which, as defined in the rule, requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. Countrywide Securities Corporation net capital was $586.4 million and $472.9 million and net capital in excess of the minimum required was $554.0 million and $447.3 million at December 31, 2006 and 2005, respectively. The rule prohibits CSC from withdrawing equity capital or making distributions to Countrywide Financial Corporation if the resulting net capital would be less than 5% of aggregate debits arising from customer-related receivables as computed in accordance with the rule.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22—Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash used to pay interest	$9,086,495	$5,385,295	$2,546,532
Cash used to pay income taxes	423,290	217,617	1,010,143
Non-cash investing activities:
Transfer of loans from loans held for investment to mortgage loans held for sale	672,809	—	—
Servicing resulting from transfer of financial assets	6,063,170	5,478,972	3,701,144
Retention of available-for-sale other financial instruments in securitization transactions	46,129	565,903	3,468,869
Unrealized loss on available-for-sale securities, foreign currency translation adjustments, cash flow hedges and initial recognition of unfunded liability relating to defined benefits plans, net of tax	(78,670)	(57,829)	(45,583)
Non-cash financing activities:
(Decrease) increase in Mortgage Loans Held in SPEs and asset-backed secured financings	—	(10,563,299)	10,563,299
Remeasurement of fair value of MSRs upon adoption of SFAS 156, net of tax	67,065	—	—
Issuance of common stock for conversion of convertible debt	1,465	10,679	7,935
Tax effect of interest on conversion of convertible debt	—	5,532	37,787
Exchange of Liquid Yield Option Notes convertible debentures for convertible securities	—	—	637,177

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23—Other Comprehensive Income

The components of other comprehensive income, net of related tax effects, were:

	Before Tax	Tax Effect	Net of Tax
	(in thousands)
2006
Available-for-sale securities:
Net unrealized gains arising during the year	$110,155	$(41,498)	$68,657
Reclassification of net gains included in net income	(202,040)	76,114	(125,926)
Net unrealized losses arising during the year, net of reclassification adjustment	(91,885)	34,616	(57,269)
Net unrealized losses from cash flow hedging instruments	(16,451)	6,465	(9,986)
Foreign currency translation adjustments	18,312	—	18,312
Other comprehensive loss	$(90,024)	$41,081	$(48,943)
2005
Available-for-sale securities:
Net unrealized gains arising during the year	$328,444	$(114,364)	$214,080
Reclassification of net gains included in net income	(358,937)	124,982	(233,955)
Net unrealized losses arising during the year, net of reclassification adjustment	(30,493)	10,618	(19,875)
Net unrealized losses from cash flow hedging instruments	(26,350)	10,270	(16,080)
Foreign currency translation adjustments	(21,874)	—	(21,874)
Other comprehensive loss	$(78,717)	$20,888	$(57,829)
2004
Available-for-sale securities:
Net unrealized losses arising during the year	$(269,311)	$102,116	$(167,195)
Reclassification of net losses included in net income	127,118	(48,200)	78,918
Net unrealized losses arising during the year, net of reclassification adjustment	(142,193)	53,916	(88,277)
Net unrealized gains from cash flow hedging instruments	47,730	(18,629)	29,101
Foreign currency translation adjustments	13,593	—	13,593
Other comprehensive loss	$(80,870)	$35,287	$(45,583)

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive income balances were:

	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) from Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Unfunded Defined Benefit Plans Liability	Accumulated Other Comprehensive Income
	(in thousands)
Balance at December 31, 2003	$148,966	$(3,035)	$18,595	$—	$164,526
Net change	(88,277)	29,101	13,593	—	(45,583)
Balance at December 31, 2004	60,689	26,066	32,188	—	118,943
Net change	(19,875)	(16,080)	(21,874)	—	(57,829)
Balance at December 31, 2005	40,814	9,986	10,314	—	61,114
Net change	(57,269)	(9,986)	18,312	—	(48,943)
Initial recognition of liability relating to defined benefits plans	—	—	—	(29,727)	(29,727)
Balance at December 31, 2006	$(16,455)	$—	$28,626	$(29,727)	$(17,556)

Note 24—Earnings Per Share

Basic earnings per share is determined using net earnings divided by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all potentially dilutive common shares were issued.

The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Years Ended December 31,
	2006			2005			2004
	Net Earnings	Shares	Per- Share Amount	Net Earnings	Shares	Per- Share Amount	Net Earnings	Shares	Per- Share Amount
	(in thousands, except per share data)
Net earnings and basic earnings per share	$2,674,846	605,143	$4.42	$2,528,090	590,982	$4.28	$2,197,574	563,981	$3.90
Effect of dilutive securities:
Convertible debentures	14	54		274	1,685		2,645	14,102
Dilutive stock options	—	17,101		—	23,206		—	27,639
Diluted earnings and earnings per share	$2,674,860	622,298	$4.30	$2,528,364	615,873	$4.11	$2,200,219	605,722	$3.63

During the years ended December 31, 2006, 2005 and 2004, stock options to purchase 0.2 million shares, 0.1 million shares and 0.1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 25—Estimated Hurricane Losses

During the years ended December 31, 2005 and 2004, the Company incurred losses across several of its business units due to hurricanes that struck the Gulf Coast states. Hurricane Katrina of 2005 is notable because, unlike other hurricanes, it caused losses as a result of flooding that many borrowers had not, and would not generally be expected to be insured against. Hurricane Katrina was responsible for most of the hurricane losses during the year ended December 31, 2005. The Company has incurred losses related to Hurricane Katrina in its loans held for investment and Mortgage Banking activities in addition to the losses insured by its Insurance Segment.

The estimated hurricane (recoveries) losses are summarized in the following table:

		Years Ended December 31,
Income Statement Line	Description	2006	2005	2004
		(in thousands)
Insurance (recoveries) claims expense	Estimated losses insured by Balboa Insurance Group	$(6,767)	$85,206	$67,887
Gain on sale of loans and securities	Impairment of loans held for sale	(6,390)	15,853	—
Provision for loan losses	Estimated credit losses relating to loans held for investment	(3,280)	7,375	—
Impairment of retained interests	Impairment of MSRs and retained interests	(13,044)	22,077	—
Other operating expenses	Provision for losses related to servicing advances for loans insured by the FHA and guaranteed by the VA	(52)	6,981	—
Total estimated hurricane losses		$(29,533)	$137,492	$67,887

Note 26—Segments and Related Information

The Company has five business segments: Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.

The Mortgage Banking Segment is comprised of three sectors: Loan Production, Loan Servicing and Loan Closing Services.

The Loan Production Sector originates prime and nonprime loans through a variety of channels on a national scale. The Loan Production Sector is comprised of three lending channels of Countrywide Home Loans and also includes the mortgage banking activities of Countrywide Bank. The three production channels are: the Retail Channel (Consumer Markets and the Full Spectrum Lending), the Wholesale Lending Channel and the Correspondent Lending Channel. The Consumer Markets and Full Spectrum Lending Divisions source mortgage loans directly from consumers through the Company’s retail branch network and call centers, as well as through real estate agents and homebuilders. The Wholesale Lending Channel sources mortgage loans primarily from mortgage brokers. The Correspondent Lending Channel

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchases mortgage loans from other mortgage lenders, including financial institutions, commercial banks, savings and loan associations, home builders and credit unions.

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

The Capital Markets Segment includes the operations of Countrywide Securities Corporation, a registered broker-dealer specializing in the mortgage securities market. It also includes the operations of Countrywide Asset Management Corporation, Countrywide Commercial Real Estate Finance Inc., Countrywide Servicing Exchange, CFC International Capital Markets, Limited, Countrywide Alternative Investments Inc., CSC Futures Inc., Countrywide Capital Markets Asia, Ltd., Countrywide Capital Markets Asia (H.K.) Limited, CAA Management Inc. and Countrywide Derivative Products, Inc.

The Insurance Segment includes Balboa Life and Casualty Group, a national provider of property, casualty, life, disability and credit insurance; Balboa Reinsurance Company, a primary mortgage reinsurance company; and Countrywide Insurance Services, Inc., a national insurance agency offering a specialized menu of insurance products directly to consumers.

The Global Operations Segment includes Global Home Loans Limited, a provider of loan origination processing and loan subservicing in the United Kingdom until July 31, 2006; UKValuation Limited, a provider of property valuation services in the UK until December 6, 2006; Countrywide International Technology Holdings Limited, a licensor of loan origination processing, servicing and residential real estate value assessment technology; and CFC India Private Limited, a provider of call center, data processing and information technology related services.

Segment selection was based upon internal organizational structures, the process by which these operations are managed and evaluated, including how resources are allocated to the operations.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the columns below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	Year Ended December 31, 2006
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$5,670,775	$790,435	$305,014	$6,766,224	$2,604,117	$722,705	$1,296,473	$49,306	$(21,697)	$11,417,128
Intersegment	55,341	756,362	—	811,703	(732,521)	270,448	(3,342)	44,280	(390,568)	—
Total Revenues	$5,726,116	$1,546,797	$305,014	$7,577,927	$1,871,596	$993,153	$1,293,131	$93,586	$(412,265)	$11,417,128
Pre-tax Earnings (Loss)	$1,310,895	$660,021	$91,483	$2,062,399	$1,380,384	$553,500	$320,133	$28,642	$(10,923)	$4,334,135
Total Assets	$33,023,359	$26,510,303	$97,733	$59,631,395	$87,073,017	$55,157,810	$2,906,404	$222,411	$(5,044,807)	$199,946,230

	Year Ended December 31, 2005
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$5,173,559	$1,010,905	$277,646	$6,462,110	$1,796,039	$611,811	$1,061,090	$219,325	$(133,667)	$10,016,708
Intersegment	(34,165)	413,763	—	379,598	(335,173)	186,440	(1,549)	14,717	(244,033)	—
Total Revenues	$5,139,394	$1,424,668	$277,646	$6,841,708	$1,460,866	$798,251	$1,059,541	$234,042	$(377,700)	$10,016,708
Pre-tax Earnings (Loss)	$1,659,457	$669,611	$105,457	$2,434,525	$1,074,480	$451,629	$183,716	$35,353	$(31,937)	$4,147,766
Total Assets	$30,997,919	$20,108,354	$77,671	$51,183,944	$76,919,702	$44,204,639	$2,417,692	$213,166	$146,227	$175,085,370

	Year Ended December 31, 2004
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$5,861,232	$32,063	$222,626	$6,115,921	$837,158	$566,790	$896,850	$228,002	$(78,094)	$8,566,627
Intersegment	(178,806)	138,744	—	(40,062)	(53,558)	194,648	—	—	(101,028)	—
Total Revenues	$5,682,426	$170,807	$222,626	$6,075,859	$783,600	$761,438	$896,850	$228,002	$(179,122)	$8,566,627
Pre-tax Earnings (Loss)	$2,684,258	$(433,531)	$84,986	$2,335,713	$582,483	$479,115	$160,093	$41,865	$(3,396)	$3,595,873
Total Assets	$33,590,626	$15,711,444	$59,421	$49,361,491	$44,544,160	$32,235,407	$1,814,723	$296,077	$243,847	$128,495,705

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 27—Quarterly Financial Data (Unaudited)

The following tables reflect summarized, unaudited data for each quarter in the years ended December 31, 2006 and 2005:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share data)
Year ended December 31, 2006
Revenues	$2,835,948	$3,000,216	$2,822,495	$2,758,469
Expenses	1,716,585	1,806,193	1,786,283	1,773,932
Provision for income taxes	435,852	471,833	388,648	362,956
Net earnings	$683,511	$722,190	$647,564	$621,581
Earnings per share(1):
Basic	$1.14	$1.19	$1.06	$1.04
Diluted	$1.10	$1.15	$1.03	$1.01

	Three Months Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share data)
Year ended December 31, 2005
Revenues	$2,404,885	$2,307,943	$2,711,618	$2,592,262
Expenses	1,255,888	1,373,062	1,659,940	1,580,052
Provision for income taxes	460,145	368,423	417,793	373,315
Net earnings	$688,852	$566,458	$633,885	$638,895
Earnings per share(1):
Basic	$1.18	$0.96	$1.07	$1.07
Diluted	$1.13	$0.92	$1.03	$1.03

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 28—Summarized Financial Information

Summarized financial information for Countrywide Financial Corporation (parent only) and subsidiaries is as follows:

	December 31, 2006
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$22,659,510	$8,610,993	$2,127	$31,272,630
Trading securities	—	287,206	21,381,541	(166,562)	21,502,185
Securities purchased under agreement to resell, securities borrowed and federal funds sold	—	—	27,738,192	(468,295)	27,269,897
Loans held for investment, net	—	4,563,919	73,534,762	(12,924)	78,085,757
Investments in other financial instruments, at fair value	191,138	1,725,235	10,853,078	—	12,769,451
Mortgage servicing rights, at fair value	—	16,151,435	20,629	—	16,172,064
Investments in subsidiaries	15,631,660	—	4,373	(15,636,033)	—
Other assets	29,405,609	15,322,522	13,424,629	(45,278,514)	12,874,246
Total assets	$45,228,407	$60,709,827	$155,568,197	$(61,560,201)	$199,946,230
Deposit liabilities	$—	$—	$55,987,128	$(408,446)	$55,578,682
Securities sold under agreements to repurchase and federal funds purchased	—	162,420	42,419,162	(468,081)	42,113,501
Notes payable	21,629,761	23,062,613	33,869,709	(7,074,499)	71,487,584
Other liabilities	9,280,800	33,307,493	11,819,403	(37,959,079)	16,448,617
Equity	14,317,846	4,177,301	11,472,795	(15,650,096)	14,317,846
Total liabilities and equity	$45,228,407	$60,709,827	$155,568,197	$(61,560,201)	$199,946,230

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Earnings:
Revenues	$(57,446)	$6,397,239	$5,861,082	$(783,747)	$11,417,128
Expenses	11,636	5,175,142	2,680,896	(784,681)	7,082,993
(Benefit) provision for income taxes	(26,891)	471,918	1,214,024	238	1,659,289
Equity in net earnings of subsidiaries	2,717,037	—	—	(2,717,037)	—
Net earnings	$2,674,846	$750,179	$1,966,162	$(2,716,341)	$2,674,846

	December 31, 2005
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$35,349,126	$1,445,383	$13,676	$36,808,185
Trading securities	—	255,127	10,729,483	(2,037)	10,982,573
Securities purchased under agreement to resell, securities borrowed and federal funds sold	—	710,000	24,171,178	(1,563,817)	23,317,361
Loans held for investment, net	—	5,588,767	64,279,238	(2,558)	69,865,447
Investments in other financial instruments, at fair value	7,324	1,969,097	9,284,304	—	11,260,725
Mortgage servicing rights, net	—	12,604,453	6,386	—	12,610,839
Investments in subsidiaries	12,657,967	—	2,483	(12,660,450)	—
Other assets	16,802,566	8,748,527	13,303,484	(28,614,337)	10,240,240
Total assets	$29,467,857	$65,225,097	$123,221,939	$(42,829,523)	$175,085,370
Deposit liabilities	$—	$—	$39,559,051	$(120,135)	$39,438,916
Securities sold under agreements to repurchase and federal funds purchased	—	1,844,789	33,871,846	(1,563,430)	34,153,205
Notes payable	16,347,891	36,181,800	35,152,400	(11,494,205)	76,187,886
Other liabilities	304,106	23,439,496	5,723,435	(16,977,534)	12,489,503
Equity	12,815,860	3,759,012	8,915,207	(12,674,219)	12,815,860
Total liabilities and equity	$29,467,857	$65,225,097	$123,221,939	$(42,829,523)	$175,085,370

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2005
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Earnings:
Revenues	$(2,444)	$6,276,472	$4,223,095	$(480,415)	$10,016,708
Expenses	24,531	4,175,460	2,125,143	(456,192)	5,868,942
(Benefit) provision for income taxes	(11,400)	837,989	802,976	(9,889)	1,619,676
Equity in net earnings of subsidiaries	2,543,665	—	—	(2,543,665)	—
Net earnings	$2,528,090	$1,263,023	$1,294,976	$(2,557,999)	$2,528,090

Note 29—Loan Servicing

The following table sets forth certain information regarding the Company’s loan servicing portfolio of single-family mortgage loans, including loans and securities held for sale, loans held for investment and loans subserviced under subservicing agreements, for the periods indicated:

	Years Ended December 31,
	2006	2005
	(in millions)
Beginning owned servicing portfolio	$1,081,189	$821,475
Add: Residential loan production(1)	456,949	494,380
Purchased MSRs (bulk acquisitions)	15,781	51,377
Less: Principal repayments	(273,800)	(284,924)
Servicing sold	—	(1,119)
Ending owned servicing portfolio	1,280,119	1,081,189
Subservicing portfolio	18,275	29,901
Total servicing portfolio	$1,298,394	$1,111,090
MSR portfolio	$1,174,874	$979,207
Mortgage loans owned	105,245	101,982
Subservicing portfolio	18,275	29,901
Total servicing portfolio	$1,298,394	$1,111,090

(1)          Excludes purchases from third parties in which servicing rights were not acquired.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2006	2005
	(dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$1,063,141	$861,926
Nonprime Mortgage	116,270	116,101
Prime Home Equity	47,628	53,253
FHA-insured mortgage	39,011	36,949
VA-guaranteed mortgage	14,069	12,960
Total owned portfolio	$1,280,119	$1,081,189
Delinquent mortgage loans(1):
30 days	2.95%	2.59%
60 days	0.98%	0.87%
90 days or more	1.09%	1.15%
Total delinquent mortgage loans	5.02%	4.61%
Loans pending foreclosure(1)	0.65%	0.44%
Delinquent mortgage loans(1):
Conventional	2.76%	2.60%
Nonprime Mortgage	19.03%	15.20%
Prime Home Equity	2.93%	1.57%
Government	13.94%	14.61%
Total delinquent mortgage loans	5.02%	4.61%
Loans pending foreclosure(1):
Conventional	0.31%	0.20%
Nonprime Mortgage	3.53%	2.03%
Prime Home Equity	0.12%	0.06%
Government	1.28%	1.09%
Total loans pending foreclosure	0.65%	0.44%

(1)          Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their collection status.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Properties securing the mortgage loans in the Company’s servicing portfolio are geographically dispersed. The following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top three states as measured by the total unpaid principal balance at December 31, 2006:

State	Unpaid Principal Balance	% Total Balance
	(in millions)
California
Southern	$237,013	18%
Northern	130,409	10%
	367,422	28%
Florida	97,442	8%
Texas	57,724	4%
All other states	775,806	60%
Total	$1,298,394	100%

Servicing Compensation

As compensation for performance of servicing functions under its various loan servicing contracts, the Company is paid a monthly service fee that is generally expressed as a percentage of the current unpaid principal balance of the underlying loans. The loan servicing contracts generally specify a base service fee of between 0.125% and 0.50% per year of the unpaid balance of the loans. With regard to its servicing contracts with Fannie Mae, Freddie Mac and Ginnie Mae, the Company can effectively retain a larger net service fee principally through its methods of securitization. In general, the larger the net servicing fee retained, the smaller the net cash proceeds received upon securitization. Therefore, the decision to retain net service fees above the contractual minimum amounts is based on the Company’s assessment of the underlying economics as well as its capital requirements. As of December 31, 2006, the weighted-average service fee, net of applicable guarantee fees, of the Company’s portfolio of loans serviced for others was 0.34% per annum.

The Company is generally entitled to float benefits related to its collection of mortgagor principal, interest, tax and insurance payments. The amount of float varies depending on the terms of the servicing contract and timing of receipt of payments from the mortgagors. The Company is generally entitled to various fees collected that are contractually associated with the mortgages, such as late charges, mortgage prepayment penalties and collateral reconveyance fees. The Company generally has the right to solicit the mortgagors for other products and services that it offers, such as insurance and second mortgage loans.

As part of its loan servicing responsibilities, the Company is required to advance funds to cover delinquent scheduled principal and interest payments to security holders, as well as to cover delinquent tax and insurance payments and other costs required to protect the investors’ interest in the collateral securing the loans. The Company had $2.1 billion such advances outstanding for each year ended December 31, 2006 and 2005, which amounts were included in other assets. Generally, servicing advances are recoverable from either the mortgagor, the insurer of the loan or the investor through the non-recourse provision of the loan servicing contract. These advances are recorded on the balance sheet at realizable value.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrower and Investor Custodial Accounts

As of December 31, 2006 and 2005, the Company managed $23.3 billion and $22.0 billion, respectively, of borrower and investor custodial cash accounts. These custodial accounts arise in connection with the Company’s mortgage servicing activities. Of these amounts, $15.7 billion and $14.0 billion, respectively, were deposited at the Bank, of which $14.6 billion and $13.2 billion, respectively, were interest bearing and included in the Company’s deposit liabilities as custodial deposit accounts with an additional $1.1 billion and $0.8 billion, respectively, included in deposit liabilities in non-interest bearing checking accounts. The remaining balances were deposited with other depository institutions and are not recorded on the Company’s balance sheets.

Note 30—Credit Losses Related to Securitized Loans

Nearly all of the mortgage loans originated by the Company are sold into the secondary mortgage market, primarily in the form of securities, and to a lesser extent as whole loans. In connection with its loan sales, the Company has potential liability under the representations and warranties made to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans.

The Company had a liability for representations and warranties totaling $390.2 million and $187.5 million included in other liabilities at December 31, 2006 and 2005, respectively. The Company included provisions for losses on representations and warranties in gain on sale of loans and securities totaling $290.4 million, $66.5 million and $85.4 million during the years ended December 31, 2006, 2005 and 2004, respectively. The Company had charge-offs totaling $87.7 million, $31.0 million, and $42.1 million relating to its representations and warranties during the years ended December 31, 2006, 2005 and 2004, respectively.

The Company generally sells its Prime Mortgage Loans on a non-recourse basis, either in the form of securities or whole loans. In addition, it may sell a portion of its Nonprime and Prime Home Equity Loans on a non-recourse basis in the form of whole loans.

Securitization

As described below, the degree to which we retain credit risk on loans that we sell through securitizations depends on the structure of the securitization. Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Mortgage Loans generally are securitized with limited recourse for credit losses.

Conforming Conventional Loans

We generally pool conforming conventional loans into MBS guaranteed by Fannie Mae or Freddie Mac. Subject to certain representations and warranties we make, nearly all conventional loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis. The Company pays guarantee fees to these agencies to compensate them for their assumption of credit risk on securitized loans.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FHA-Insured and VA-Guaranteed Loans

FHA-insured and VA-guaranteed mortgage loans are generally pooled into MBS guaranteed by Ginnie Mae. The Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. Fees charged by the FHA and VA for assuming such risks are paid directly by the borrower. The Company is exposed to credit losses on defaulted VA loans to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. The Company pays guarantee fees to Ginnie Mae for Ginnie Mae’s guarantee on its securities of timely payment of principal and interest. Ginnie Mae does not assume mortgage credit risk associated with the loans securitized under its program.

Non-conforming Conventional Loans

Non-conforming conventional prime mortgage loans are generally pooled into “private-label” (non-agency) MBS. Such securitizations involve some form of credit enhancement such as senior/subordinated structures, including residual interests, overcollateralization or mortgage pool insurance. Securitizations that involve senior/subordinated structures contain securities that assume varying levels of credit risk. Holders of subordinated securities are compensated for the credit risk assumed through a higher yield. When we sell the subordinated securities created in connection with these securitizations we transfer the related credit risk subject to representations and warranties we make when the loans are securitized.  When we retain the subordinated securities, generally the residual interests, we are in the first loss position; however, the recourse for credit losses is limited to the carrying value of the residual securities.

In some cases a portion of the retained residual interest is deposited into a net interest margin (“NIM”) security, which enables us to sell some of the future residual cash flows and retain a smaller residual interest (“Back-end NIM Residual”). The holder of the Back-end NIM Residual is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the Back-end NIM residual.

Prime Home Equity Loans

Prime Home Equity loans are generally pooled into private-label asset-backed securities. The Company generally securitizes these loans with limited recourse for credit losses through retention of residual interests and other subordinated interests, such as transferor’s interests. The holder of the residual interest is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the residual interest. These securities generally contain credit enhancement in the form of over-collateralization and guarantees provided by a third-party surety. In some cases, the securitizations also contain mortgage pool insurance or a limited corporate guarantee as a form of credit enhancement.

Nonprime Mortgage Loans

Nonprime Mortgage Loans generally are pooled into private-label asset-backed securities. The Company generally securitizes these loans with limited recourse for credit losses through retention of residual interests, the value of which ranges from 1.00% to 5.50% of the principal balance of the loans. The holder of the residual interest is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the residual interest. In some cases, such limited recourse securitizations have contained lender paid mortgage insurance as a form of credit enhancement or a limited corporate guarantee from Countrywide. The Company also has pooled a portion of our Nonprime Mortgage Loans

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into securities guaranteed by Fannie Mae. In such cases, the Company has paid Fannie Mae a guarantee fee in exchange for Fannie Mae assuming the credit risk of the underlying loans.

In some cases the retained residual interest is deposited into a net interest margin security, which enables the Company to sell future residual cash flows and retain a smaller residual interest (“Back-end NIM Residual’’). The value of the Back-end NIM Residuals range from 0.00% to 1.50% of the principal balance of the loans underlying the residual security. The holder of the Back-end NIM Residual is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the Back-end NIM residual.

The Company’s exposure to credit losses related to its recourse securitization activities is limited to the carrying value of its subordinated interests and to the contractual limit of reimbursable losses under its corporate guarantees less the recorded liability for such guarantees. These amounts are as follows:

	December 31,
	2006	2005
	(in thousands)
Subordinated Interests:
Prime home equity residual securities	$778,574	$882,139
Prime home equity line of credit transferors’ interests	698,047	253,930
Nonprime residual securities	401,590	527,050
Prime residual securities	152,874	84,716
Subordinated mortgage-backed pass-through securities	1,382	2,059
	$2,032,467	$1,749,894
Corporate guarantees in excess of recorded liabilities	$490,542	$349,864

Expected future credit losses are considered in the determination of the fair value of the subordinated interests.

The total credit losses incurred for 2006, 2005 and 2004 related to all of the Company’s mortgage loans sales activities are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Nonprime and prime securitizations with retained residual interest	$94,852	$69,269	$43,021
Repurchased or indemnified loans	87,795	31,001	42,063
Prime home equity securitizations with retained residual interest	79,357	34,173	29,370
Nonprime securitizations with corporate guarantee	8,494	9,724	20,039
Prime home equity securitizations with corporate guarantee	3,711	10,798	6,930
VA losses in excess of VA guarantee	2,607	1,810	1,658
	$276,816	$156,775	$143,081

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 31—Commitments and Contingencies

Legal Proceedings

Countrywide and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their businesses. Although it is difficult to predict the resulting outcome of these proceedings, management believes, based on discussions with counsel, that any resulting liability beyond those already recorded will not materially affect the consolidated financial position of the Company.

Commitments to Buy or Sell Mortgage-Backed Securities and Other Derivatives Contracts

In connection with its open commitments to buy or sell MBS and other derivative contracts, the Company may be required to maintain margin deposits. With respect to the MBS commitments, these requirements are generally greatest during periods of rapidly declining interest rates. With respect to other derivative contracts, margin requirements are generally greatest during periods of increasing interest rates. Margin deposits placed by the Company at December 31, 2006, totaled $118.3 million.

Lease Commitments

The Company leases office facilities under operating lease agreements extending through July 31, 2017. Future minimum annual rental commitments under these non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Year Ending December 31,	Lease Commitments
(in thousands)
2007	$205,197
2008	176,325
2009	133,003
2010	85,473
2011	46,214
Thereafter	62,417
$708,629

Rent expense was $231.2 million, $186.3 million and $160.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Restrictions on Transfers of Funds

The Company and certain of its subsidiaries are subject to regulatory and credit agreement restrictions which limit the subsidiaries’ ability to transfer funds to the Company through intercompany loans, advances or dividends. Pursuant to revolving credit facilities existing at December 31, 2006, the Company and CHL are required to maintain a minimum consolidated net worth of $7.7 billion and $2.4 billion, respectively.

FHLB and FRB Stock

The Bank is required to purchase stock in the FRB at an amount equal to 6% of its capital, one-half of which must be paid currently with the balance due upon demand. The Bank is also a member of the

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Home Loan Bank (“FHLB”) and, therefore, is required to purchase FHLB stock. For the year ended December 31, 2006, the Bank was required to purchase FHLB stock at an amount equal to 0.2% of its assets up to a maximum of $25.0 million, plus 4.5% of total outstanding FHLB advances.

Mortgage Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans included in its servicing portfolio through contracts with several primary mortgage insurance companies. Under these agreements, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. As of December 31, 2006, approximately $90.0 billion of mortgage loans in the Company’s servicing portfolio are covered by such mortgage reinsurance contracts. Management believes it has adequate valuation allowances in place to cover anticipated losses.

Securities Underwriting

In connection with the Company’s underwriting activities, the Company had commitments to purchase and sell new issues of securities aggregating $3.5 billion and $3.2 billion, respectively, at December 31, 2006.

Note 32—Loan Commitments

As of December 31, 2006 and 2005, the Company had undisbursed home equity lines of credit commitments of $9.5 billion and $7.2 billion, respectively, as well as undisbursed construction loan commitments of $3.5 billion and $1.5 billion, respectively. As of December 31, 2006, outstanding commitments to fund mortgage loans totaled $35.5 billion.

Note 33—Subsequent Events

On January 30, 2007, the Company announced that its Board of Directors declared a dividend of $0.15 per common share payable February 28, 2007, to shareholders of record on February 9, 2007.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COUNTRYWIDE FINANCIAL CORPORATION
BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)
ASSETS
Cash	$2,387	$290
Investments in other financial instruments, at fair value	191,138	7,324
Intercompany receivables from non-bank subsidiaries	20,023,416	16,472,108
Intercompany receivable from bank subsidiary	75,329	24,648
Investment in non-bank subsidiaries	8,662,135	7,419,396
Investment in bank holding company subsidiary	6,969,525	5,238,571
Premises and equipment, net	93	114
Other assets	9,304,384	305,406
Total assets	$45,228,407	$29,467,857
LIABILITIES
Note payable	$21,393,849	$16,111,979
Intercompany payable	235,912	235,912
Accounts payable and accrued liabilities	9,280,800	304,106
Total liabilities	30,910,561	16,651,997
SHAREHOLDERS’ EQUITY
Common stock	29,273	30,008
Additional paid-in capital	2,154,438	2,954,019
Accumulated other comprehensive (loss) income	(17,556)	61,114
Retained earnings	12,151,691	9,770,719
Total shareholders’ equity	14,317,846	12,815,860
Total liabilities and shareholders’ equity	$45,228,407	$29,467,857

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
COUNTRYWIDE FINANCIAL CORPORATION
STATEMENTS OF EARNINGS

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues
Interest income	$980,156	$329,155	$53,191
Interest expense	1,036,276	331,599	53,234
Net interest expense	(56,120)	(2,444)	(43)
Other (expense) income	(1,326)	—	1,452
Total revenues	(57,446)	(2,444)	1,409
Expenses	11,636	24,531	18,447
Loss before income tax benefit, dividends from subsidiaries and equity in undistributed net earnings of subsidiaries	(69,082)	(26,975)	(17,038)
Income tax benefit	(26,891)	(11,400)	(6,730)
Loss before dividends from subsidiaries and equity in undistributed net earnings of subsidiaries	(42,191)	(15,575)	(10,308)
Equity in undistributed net earnings of non-bank subsidiaries	997,263	343,573	1,342,617
Equity in undistributed net earnings of bank subsidiary	1,158,340	742,567	309,770
Dividends from subsidiaries	561,434	1,457,525	555,495
Net earnings	$2,674,846	$2,528,090	$2,197,574

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
COUNTRYWIDE FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net earnings	$2,674,846	$2,528,090	$2,197,574
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed net earnings of non-bank subsidiaries	(997,263)	(343,573)	(1,342,617)
Equity in undistributed net earnings of bank subsidiary	(1,158,340)	(742,567)	(309,770)
Stock based compensation	3,954	5,693	5,385
Depreciation and amortization	38	36	36
Increase in other financial instruments	(183,814)	(7,324)	—
Increase in other receivables and other assets	(8,933,693)	(7,212)	(14,901)
Increase in accounts payable and accrued liabilities	8,976,694	134,870	76,293
Net cash provided by operating activities	382,422	1,568,013	612,000
Cash flows from investing activities:
Net change in non-bank intercompany receivables and payables	(3,504,101)	(15,462,505)	475,456
Net change in bank intercompany receivables and payables	(50,681)	(5,501)	(10,835)
Net change in investment in non-bank subsidiaries	(734,907)	(1,478,020)	(505,920)
Net change in investment in bank subsidiary	(16,118)	(15,624)	(558,308)
Net cash used by investing activities	(4,305,807)	(16,961,650)	(599,607)
Cash flows from financing activities:
Increase in long-term debt	5,283,335	15,529,542	85,853
Issuance of common stock	511,682	213,303	111,176
Repurchase and cancellation of common stock	(1,508,596)	—	—
Cash dividends paid	(360,939)	(349,017)	(209,362)
Net cash provided (used) by financing activities	3,925,482	15,393,828	(12,333)
Net change in cash	2,097	191	60
Cash at beginning of year	290	99	39
Cash at end of year	$2,387	$290	$99
Supplemental cash flow information:
Cash used to pay interest	$1,065,122	$294,799	$9,256
Non-cash operating, investing and financing activities:
Unrealized loss on available-for-sale securities, net of tax	$(48,943)	$(57,829)	$(45,583)
Unfunded defined benefit plans liability, net of tax	$(29,727)	—	—
Receipt of dividends in the form of loans from non-bank subsidiary	$556,496	$1,573,076	$550,000
Contribution of loans to bank subsidiary	$(556,496)	$(1,573,076)	$(550,000)
Issuance of common stock for conversion of convertible debt	$1,465	$10,679	$7,935
Tax effect of interest on conversion of convertible debt	$—	$5,532	$37,787
Issuance of common stock for 401(k) contribution	$47,224	$34,216	$27,391
Excess tax benefits related to stock-based compensation	$143,955	$—	$—
Tax benefit of stock options exercised	$—	$115,117	$93,057

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Net earnings	$2,674,846	$2,528,090	$2,197,574
Other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities, net of reclassification adjustment	(57,269)	(19,875)	(88,277)
Net unrealized (losses) gains from cash flow hedging instruments	(9,986)	(16,080)	29,101
Foreign currency translation adjustments	18,312	(21,874)	13,593
Other comprehensive loss, net of tax	(48,943)	(57,829)	(45,583)
Comprehensive income	$2,625,903	$2,470,261	$2,151,991

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
	(in thousands)
Year ended December 31, 2006
Allowance for loan losses	$189,201	$233,847	$—	$161,994	$261,054
Allowance for uncollectible servicing advances	56,606	62,749	—	45,802	73,553
Allowance for trade and other receivables	13,715	7,081	—	10,863	9,933
Recourse liability and corporate guarantees	215,057	309,005	—	88,526	435,536
	$474,579	$612,682	$—	$307,185	$780,076
Year ended December 31, 2005
Allowance for loan losses	$125,046	$115,685	$—	$51,530	$189,201
Allowance for uncollectible servicing advances	28,459	51,370	—	23,223	56,606
Allowance for trade and other receivables	9,509	10,258	—	6,052	13,715
Recourse liability and corporate guarantees	187,797	52,647	—	25,387	215,057
	$350,811	$229,960	$—	$106,192	$474,579
Year ended December 31, 2004
Allowance for loan losses	$78,449	$71,775	$—	$25,178	$125,046
Allowance for uncollectible servicing advances	44,847	48,553	—	64,941	28,459
Allowance for trade and other receivables	6,971	10,851	—	8,313	9,509
Recourse liability and corporate guarantees	169,612	48,032	—	29,847	187,797
	$299,879	$179,211	$—	$128,279	$350,811

(1)          Actual losses charged against the valuation allowance, net of recoveries and reclassification.

EXHIBIT LIST

Exhibit No.	Description
4.39	Form of 8.05% Subordinated Capital Income Securities, Series A (liquidation amount $1,000 per Security) of Countrywide Capital III.
4.40	Form of 8.05% Subordinated Capital Income Securities, Series B (liquidation amount $1,000 per Security) of Countrywide Capital III.
4.41	Form of 8.05% Junior Subordinated Debentures due June 15, 2027, Series A of CHL.
4.42	Form of 8.05% Junior Subordinated Debentures due June 15, 2027, Series B of CHL.
4.46	Form of 6.75% Trust Preferred Security (liquidation amount $25 per Trust Preferred Security) of Countrywide Capital IV.
4.47	Form of 6.75% Junior Subordinated Deferrable Interest Debenture Due April 1, 2033 of the Company.
4.50*

Junior Subordinated Indenture, dated as of November 8, 2006, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.28 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).

4.51*

Supplemental Indenture, dated as of November 8, 2006 by and between the Company and The Bank of New York, as Trustee, providing for the 7% Junior Subordinated Deferrable Interest Debentures Due October 15, 2036 of the Company (incorporated by reference to Exhibit 4.29 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).

4.52*

Amended and Restated Declaration of Trust of Countrywide Capital V, dated as of November 8, 2006, by and among Sandor E. Samuels, Jennifer Sandefur and Eric P. Sieracki, as Administrative Trustees, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee and the Company, as Sponsor and Debenture Issuer (incorporated by reference to Exhibit 4.31 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).

4.53*

Form of 7% Junior Subordinated Deferrable Interest Debenture Due October 15, 2036 of the Company (incorporated by reference to Exhibit 4.30 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).

4.54*

Form of 7% Capital Security (liquidation amount $25 per Capital Security) of Countrywide Capital V (included in Exhibit 4.31) (incorporated by reference to Exhibit 4.32 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).

†10.4*

Extension Agreement reached on October 20, 2006 by and between the Company and Angelo R. Mozilo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 24, 2006).

†10.5*

Employment Agreement dated December 22, 2006 by and between the Company and Angelo R. Mozilo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2006).

10.135*

Five-Year Credit Agreement, dated as of November 17, 2006, among the Company, Countrywide Home Loans, Inc., Countrywide Bank, N.A., Barclays Bank PLC, as managing administrative agent, BNP Paribas, as administrative agent, Royal Bank of Canada, as syndication agent, Societe Generale, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2006).

10.136*

364 Day Credit Agreement, dated as of November 17, 2006, among the Company, Countrywide Home Loans, Inc., Countrywide Bank, N.A., Barclays Bank PLC, as managing administrative agent, BNP Paribas, as administrative agent, Royal Bank of Canada, as syndication agent, Societe Generale, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2006).

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