Form 10-Q
period 2007-03-31
COUNTRYWIDE FINANCIAL CORP
filed 2007-05-09
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2007
Common Stock $.05 par value	593,391,994

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q
March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
	(in thousands, except share data)
ASSETS
Cash	$1,202,114	$1,407,000
Mortgage loans held for sale	32,282,579	31,272,630
Trading securities owned, at fair value	16,794,223	20,036,668
Trading securities pledged as collateral, at fair value	4,839,902	1,465,517
Securities purchased under agreements to resell, securities borrowed and federal funds sold	28,851,069	27,269,897
Loans held for investment, net of allowance for loan losses of $374,367 and $261,054, respectively	75,177,094	78,085,757
Investments in other financial instruments, at fair value	19,445,697	12,769,451
Mortgage servicing rights, at fair value	17,441,860	16,172,064
Premises and equipment, net	1,653,233	1,625,456
Other assets	10,262,832	9,841,790
Total assets	$207,950,603	$199,946,230
LIABILITIES
Deposit liabilities	$57,525,061	$55,578,682
Securities sold under agreements to repurchase and federal funds purchased	44,085,743	42,113,501
Trading securities sold, not yet purchased, at fair value	3,380,852	3,325,249
Notes payable	74,322,902	71,487,584
Accounts payable and accrued liabilities	8,650,035	8,187,605
Income taxes payable	5,167,561	4,935,763
Total liabilities	193,132,154	185,628,384
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock—authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock—authorized, 1,000,000,000 shares of $0.05 par value; issued, 591,596,654 shares and 585,466,719 shares at March 31, 2007 and December 31, 2006, respectively; outstanding, 591,201,542 shares and 585,182,298 shares at March 31, 2007 and December 31, 2006, respectively	29,580	29,273
Additional paid-in capital	2,320,760	2,154,438
Accumulated other comprehensive loss	(16,535)	(17,556)
Retained earnings	12,484,644	12,151,691
Total shareholders’ equity	14,818,449	14,317,846
Total liabilities and shareholders’ equity	$207,950,603	$199,946,230

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Quarters Ended March 31,
	2007	2006
	(Unaudited)
	(in thousands, except per share data)
Revenues
Gain on sale of loans and securities	$1,234,104	$1,361,178
Interest income	3,351,982	2,593,758
Interest expense	(2,621,045)	(1,899,323)
Net interest income	730,937	694,435
Provision for loan losses	(151,962)	(63,138)
Net interest income after provision for loan losses	578,975	631,297
Loan servicing fees and other income from mortgage servicing rights and retained interests	1,387,289	1,199,887
Realization of expected cash flows from mortgage servicing rights	(924,706)	(738,567)
Change in fair value of mortgage servicing rights	179,007	978,281
Impairment of retained interests	(429,601)	(120,654)
Servicing Hedge losses	(113,738)	(885,870)
Net loan servicing fees and other income from mortgage servicing rights and retained interests	98,251	433,077
Net insurance premiums earned	334,177	279,793
Other	160,269	130,603
Total revenues	2,405,776	2,835,948
Expenses
Compensation	1,075,408	1,074,818
Occupancy and other office	264,213	245,331
Insurance claims	57,305	124,042
Advertising and promotion	70,017	60,230
Other	238,038	212,164
Total expenses	1,704,981	1,716,585
Earnings before income taxes	700,795	1,119,363
Provision for income taxes	266,814	435,852
NET EARNINGS	$433,981	$683,511
Earnings per share
Basic	$0.74	$1.14
Diluted	$0.72	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(Unaudited)
	(in thousands, except share data)
Balance at December 31, 2005	600,030,686	$30,008	$2,954,019	$61,114	$9,770,719	$12,815,860
Remeasurement of mortgage servicing rights to fair value upon adoption of SFAS 156	—	—	—	—	67,065	67,065
Balance as adjusted, January 1, 2006	600,030,686	30,008	2,954,019	61,114	9,837,784	12,882,925
Comprehensive income:
Net earnings for the period	—	—	—	—	683,511	683,511
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(80,984)	—	(80,984)
Net unrealized losses from cash flow hedging instruments	—	—	—	(7,647)	—	(7,647)
Net change in foreign currency translation adjustment	—	—	—	1,114	—	1,114
Total comprehensive income						595,994
Issuance of common stock pursuant to stock-based compensation plans	4,147,375	212	87,441	—	—	87,653
Excess tax benefit related to stock-based compensation	—	—	22,000	—	—	22,000
Issuance of common stock, net of treasury stock	193,884	10	6,539	—	—	6,549
Issuance of common stock in conversion of convertible debt	414,868	21	1,444	—	—	1,465
Cash dividends paid—$0.15 per common share	—	—	—	—	(90,333)	(90,333)
Balance at March 31, 2006	604,786,813	$30,251	$3,071,443	$(26,403)	$10,430,962	$13,506,253
Balance at December 31, 2006	585,182,298	$29,273	$2,154,438	$(17,556)	$12,151,691	$14,317,846
Remeasurement of income taxes payable upon adoption of FIN 48	—	—	—	—	(12,719)	(12,719)
Balance as adjusted, January 1, 2007	585,182,298	29,273	2,154,438	(17,556)	12,138,972	14,305,127
Comprehensive income:
Net earnings for the period	—	—	—	—	433,981	433,981
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(5,160)	—	(5,160)
Net change in foreign currency translation adjustment	—	—	—	4,251	—	4,251
Change in unfunded liability relating to defined benefit plans	—	—	—	1,930	—	1,930
Total comprehensive income						435,002
Issuance of common stock pursuant to stock-based compensation plans	5,717,442	292	116,035	—	—	116,327
Excess tax benefit related to stock-based compensation	—	—	38,513	—	—	38,513
Issuance of common stock, net of treasury stock	301,802	15	11,774	—	—	11,789
Cash dividends paid—$0.15 per common share	—	—	—	—	(88,309)	(88,309)
Balance at March 31, 2007	591,201,542	$29,580	$2,320,760	$(16,535)	$12,484,644	$14,818,449

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarters Ended March 31,
	2007	2006
	(Unaudited)
	(in thousands)
Cash flows from operating activities:
Net earnings	$433,981	$683,511
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Gain on sale of loans and securities	(1,234,104)	(1,361,178)
Accretion of discount on securities	(138,089)	(121,641)
Interest capitalized on loans	(234,589)	(109,433)
Amortization of deferred premiums, discounts, fees and costs, net	106,761	69,465
Accretion of fair value adjustments and discount on notes payable	(8,087)	(40,558)
Change in fair value of hedged notes payable and related interest-rate and foreign-currency swaps	(7,959)	(4,481)
Amortization of deferred fees on time deposits	5,981	4,319
Provision for loan losses	151,962	63,138
Change in MSR value due to realization of expected cash flows from mortgage servicing rights	924,706	738,567
Change in fair value of mortgage servicing rights	(179,007)	(978,281)
Impairment of retained interests	418,109	123,982
Servicing hedge losses	113,738	885,870
Stock-based compensation expense	15,898	22,153
Depreciation and other amortization	74,503	62,189
Provision for deferred income taxes	330,322	357,931
Origination and purchase of loans held for sale	(114,407,534)	(98,372,317)
Proceeds from sale and principal repayments of loans held for sale	112,027,953	103,245,396
Increase in trading securities	(131,940)	(1,090,372)
Net increase in retained interests and servicing hedge securities accounted for as trading securities	(791,795)	(244,006)
Increase in other assets	(433,472)	(634,651)
Increase in trading securities sold, not yet purchased, at fair value	55,603	1,107,957
Increase (decrease) in accounts payable and accrued liabilities	466,092	(694,651)
(Decrease) increase in income taxes payable	(109,278)	50,062
Net cash (used) provided by operating activities	(2,550,245)	3,762,971
Cash flows from investing activities:
(Increase) decrease in securities purchased under agreements to resell, federal funds sold and securities borrowed	(1,581,172)	1,801,102
Repayments (additions) to loans held for investment, net	3,597,579	(4,318,121)
Sales of loans held for investment, net	—	52,787
Additions to investments in other financial instruments accounted for as available-for-sale	(7,729,622)	(1,034,764)
Proceeds from sale and repayment of investments in other financial instruments accounted for as available-for-sale	1,488,814	651,515
Purchases of mortgage servicing rights	(116,592)	(1,911)
Purchases of premises and equipment, net	(85,088)	(106,405)
Net cash used by investing activities	(4,426,081)	(2,955,797)
Cash flows from financing activities:
Net increase in deposit liabilities	1,940,398	5,934,707
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	1,972,242	(1,553,360)
Net increase (decrease) in short-term borrowings	5,852,162	(4,865,836)
Issuance of long-term debt	5,268,740	3,634,793
Repayment of long-term debt	(8,325,000)	(2,347,681)
Excess tax benefits related to stock-based compensation	38,989	22,000
Issuance of common stock	112,218	72,049
Payment of dividends	(88,309)	(90,333)
Net cash provided by financing activities	6,771,440	806,339
Net (decrease) increase in cash	(204,886)	1,613,513
Cash at beginning of period	1,407,000	1,031,108
Cash at end of period	$1,202,114	$2,644,621

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

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, including a description of the Company’s significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006, for the Company (the “2006 Annual Report”).

Certain amounts reflected in the prior year consolidated financial statements have been reclassified to conform to current year presentation.

Note 2—Adoption of New Accounting Pronouncements

Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”), was effective for all financial instruments acquired or issued after December 31, 2006. This Statement:

•       Establishes a requirement to evaluate whether interests in securitized financial instruments contain an embedded derivative that requires bifurcation;

•       Permits fair value accounting to be elected for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•       Clarifies which interest-only stripped securities and principal-only stripped securities are not subject to SFAS 133; and

•       Clarifies that concentration of credit risks in the form of subordination are not embedded derivatives.

The application of SFAS 155 did not have a significant impact on the consolidated financial position or earnings of the Company.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.

FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:

•       Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and

•       If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

FIN 48 was applicable beginning January 1, 2007. The opening balances of income taxes payable and retained earnings were adjusted for the cumulative effect of applying the provisions of FIN 48:

	Income Taxes Payable	Retained Earnings
	(in thousands)
Balance at December 31, 2006	$4,935,763	$12,151,691
Remeasurement of income tax liability upon adoption of FIN 48	12,719	(12,719)
Balance at January 1, 2007	$4,948,482	$12,138,972

The total amount of unrecognized tax benefits on uncertain tax positions as of January 1, 2007 was $180.6 million. If recognized, $126.8 million of unrecognized tax benefits would impact the Company’s effective income tax rate. As of January 1, 2007 the Company had no tax positions for which it was reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease by December 31, 2007.

The Company recognizes interest and penalties related to income tax uncertainties in its provision for income taxes and income taxes payable. The after-tax equivalent of approximately $17.2 million for interest and penalties on uncertain tax positions was included in income taxes payable at January 1, 2007.

As of January 1, 2007 the Internal Revenue Service (“IRS”) had examined the Company’s tax returns for tax years through 2002 and was in the process of auditing tax years 2003 and 2004. As of March 31, 2007 the IRS had substantially completed its examination for 2003 and 2004. As of January 1, 2007 the Company was under audit for tax years 2003 and 2004 by the California Franchise Tax Board (“FTB”), and tax year 2002 is open to examination. The FTB examination for 2003 and 2004 is not expected to be completed by December 31, 2007.

Note 3—Earnings Per Share

Basic earnings per share is determined using net earnings divided by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

available to common shareholders by the weighted-average shares outstanding, assuming all potentially dilutive common shares were issued.

The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Quarters Ended March 31,
	2007			2006
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
	(in thousands, except per share data)
Net earnings and basic earnings per share	$433,981	588,158	$0.74	$683,511	601,585	$1.14
Effect of dilutive securities:
Dilutive stock options	—	14,079		—	18,528
Accelerated share repurchase program	—	763		—	—
Convertible debentures	—	—		15	219
Diluted earnings and earnings per share	$433,981	603,000	$0.72	$683,526	620,332	$1.10

During the quarters ended March 31, 2007 and 2006, options to purchase 10,000 shares and 187,209 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments

To manage the price risk associated with the IRLCs, the Company generally uses a combination of net forward sales of Mortgage Backed-Securities (“MBS”) and put and call options on MBS, Treasury futures and Eurodollar futures. The Company generally makes forward sales of MBS in an amount equal to the portion of the IRLCs expected to close, assuming no change in mortgage rates. The Company acquires put and call options to protect against the variability of loan closings caused by changes in mortgage rates. To manage the credit spread risk associated with its IRLCs the Company may enter into credit default swaps.

The Company manages the price risk related to the Mortgage Loan Inventory primarily by entering into forward sales of MBS and Eurodollar futures. The values of these forward MBS sales and Eurodollar futures move in opposite direction to the value of the Mortgage Loan Inventory. To manage the credit spread risk associated with its Mortgage Loan Inventory, the Company may enter into credit default swaps or similar instruments. The Company actively manages the risk profiles of its IRLCs and Mortgage Loan Inventory on a daily basis.

The Company manages the price risk, including credit spread risk related to its commercial mortgage loans using interest rate, total rate of return and credit default swaps.

During the quarter ended March 31, 2007, the interest rate risk management activities associated with 55% of the fixed-rate mortgage loan inventory and 48% of the adjustable-rate mortgage loan inventory were accounted for as fair value hedges. For the quarters ended March 31, 2007 and 2006, the Company recognized net pre-tax losses of $6.2 million and $28.8 million, respectively, representing the ineffective portion of the hedges of its Mortgage Loan Inventory that qualified as fair value hedges.

Risk Management Activities Related to Mortgage Servicing Rights and Retained Interests

To moderate negative impacts on earnings caused by a rate-driven decline in fair value of its mortgage servicing rights (“MSRs”) and retained interests from securitization, the Company maintains a portfolio of financial instruments, including derivatives and securities, which generally increase in value when interest rates decline. In addition, the Company uses credit default swaps or similar instruments to moderate the negative impact on earnings caused by a credit spread-driven decline in fair value. This portfolio of financial instruments is collectively referred to herein as the “Servicing Hedge.”

The following table summarizes the activity for derivative contracts included in the Servicing Hedge expressed by notional amounts:

	Balance, December 31, 2006	Additions	Dispositions/ Expirations	Balance, March 31, 2007
	(in millions)
Mortgage forward rate agreements	$48,000	$37,000	$(32,000)	$53,000
Interest rate swaptions	41,750	18,375	(14,050)	46,075
Interest rate swaps	29,025	13,990	(5,010)	38,005
Long treasury futures	—	25,750	(5,000)	20,750
Long call options on interest rate futures	4,500	18,250	(15,750)	7,000
Credit default swaps	—	424	(312)	112

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Risk Management Activities Related to Issuance of Long-Term Debt

The Company has entered into interest rate swap contracts in which the rate received is fixed and the rate paid is adjustable and is indexed to LIBOR. These interest rate swaps enable the Company to convert a portion of its fixed-rate long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $5.2 billion as of March 31, 2007) and a portion of its foreign currency-denominated fixed and floating-rate long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $4.4 billion as of March 31, 2007). These transactions are generally designated as fair value hedges under SFAS 133. For the quarters ended March 31, 2007 and 2006, the Company recognized net pre-tax gains of $8.0 million and $4.5 million, respectively, representing the ineffective portion of its fair value hedges of debt.

Risk Management Activities Related to Deposit Liabilities

The Company has entered into interest rate swap contracts that have the effect of converting a portion of its fixed-rate deposit liabilities to LIBOR-based variable-rate deposit liabilities. These transactions are designated as fair value hedges. For the quarters ended March 31, 2007 and 2006, the Company recognized a net pre-tax gain of $1.3 million and a net pre-tax loss of $1.0 million, respectively, representing the hedge ineffectiveness relating to these swaps.

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio

In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed-income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company utilizes derivative instruments including forward sales/purchases of To-Be-Announced (“TBA”) MBS, short/long futures contracts, interest rate swaps, credit default swaps, long put/call options on futures contracts, interest rate caps and receiver swaptions.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5—Mortgage Loans Held for Sale

Mortgage loans held for sale include the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Prime	$22,471,526	$22,597,825
Nonprime	4,864,435	4,895,438
Prime home equity	2,596,880	1,825,483
Commercial real estate	2,370,175	1,930,100
Deferred premiums, discounts, fees and costs, net	(20,437)	23,784
	$32,282,579	$31,272,630

At March 31, 2007, the Company had pledged $10.2 billion and $0.7 billion in mortgage loans held for sale to secure asset-backed commercial paper and a secured revolving line of credit, respectively.

At December 31, 2006, the Company had pledged $7.9 billion and $0.6 billion in mortgage loans held for sale to secure asset-backed commercial paper and a secured revolving line of credit, respectively.

Note 6—Trading Securities and Trading Securities Sold, Not Yet Purchased

Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Mortgage pass-through securities:
Fixed-rate	$11,462,638	$13,502,403
Adjustable-rate	511,876	1,381,675
Total mortgage pass-through securities	11,974,514	14,884,078
Collateralized mortgage obligations	4,692,800	3,307,594
U.S. Treasury securities	3,405,917	1,801,221
Obligations of U.S. Government-sponsored enterprises	842,462	781,657
Interest-only securities	264,137	287,206
Asset-backed securities	208,598	203,979
Derivative financial instruments	118,556	15,728
Mark-to-market on TBA securities	92,946	144,674
Residual securities	18,301	52,097
Other	15,894	23,951
	$21,634,125	$21,502,185

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Trading securities sold, not yet purchased, include the following:

	March 31, 2007	December 31, 2006
	(in thousands)
U.S. Treasury securities	$2,671,722	$2,803,030
Obligations of U.S. Government-sponsored enterprises	518,671	305,826
Mark-to-market on TBA securities	115,537	181,119
Mortgage pass-through securities, fixed-rate	48,371	26,024
Derivative financial instruments	20,660	9,235
Other	5,891	15
	$3,380,852	$3,325,249

As of March 31, 2007, $18.1 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $4.8 billion.

As of December 31, 2006, $19.5 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $1.5 billion.

Note 7—Securities Purchased Under Agreements to Resell, Securities Borrowed and Federal Funds Sold

The following table summarizes securities purchased under agreements to resell, securities borrowed and federal funds sold:

	March 31, 2007	December 31, 2006
	(in thousands)
Securities purchased under agreements to resell	$24,873,486	$22,559,194
Securities borrowed	2,877,583	3,460,703
Federal funds sold	1,100,000	1,250,000
	$28,851,069	$27,269,897

As of March 31, 2007, the Company had accepted collateral related to securities purchased under agreements to resell and securities borrowed with a fair value of $55.6 billion that it had the contractual ability to sell or re-pledge, including $27.8 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of March 31, 2007, the Company had re-pledged $52.4 billion of such collateral for financing purposes.

As of December 31, 2006, the Company had accepted collateral related to securities purchased under agreements to resell and securities borrowed with a fair value of $56.0 billion that it had the contractual ability to sell or re-pledge, including $30.0 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of December 31, 2006, the Company had re-pledged $52.1 billion of such collateral for financing purposes.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8—Loans Held for Investment, Net

Loans held for investment include the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Mortgage loans:
Banking Operations:
Prime	$48,584,259	$51,634,926
Prime home equity	19,877,711	20,163,337
Nonprime	16,927	—
	68,478,897	71,798,263
Mortgage Banking:
Nonprime	1,127,257	115,054
Prime	388,212	252,731
Prime home equity	58,280	57,518
	1,573,749	425,303
Commercial real estate	74,091	72,413
Total mortgage loans	70,126,737	72,295,979
Warehouse lending advances secured by mortgage loans	2,771,074	3,185,248
Defaulted FHA-insured and VA-guaranteed loans repurchased from securities	1,770,410	1,761,170
	74,668,221	77,242,397
Premium and discounts, and deferred loan origination fees and costs, net	883,240	1,104,414
Allowance for loan losses	(374,367)	(261,054)
Loans held for investment, net	$75,177,094	$78,085,757

During the quarter ended March 31, 2007, the Company transferred nonprime mortgage loans with an unpaid principal balance of $906.9 million and a carrying value of $713.1 million from mortgage loans held for sale to loans held for investment.

Mortgage loans totaling $60.7 billion and $57.5 billion were pledged to secure Federal Home Loan Bank (“FHLB”) advances and to enable additional borrowings from the FHLB at March 31, 2007 and December 31, 2006, respectively.

Mortgage loans held for investment totaling $3.9 billion and $2.9 billion were pledged to secure an unused borrowing facility with the Federal Reserve Bank (“FRB”) at March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007 and December 31, 2006, the Company had accepted mortgage loan collateral of $2.9 billion and $3.5 billion, respectively, that it had the contractual ability to re-pledge. The collateral secures warehouse lending advances. Of this collateral, $1.3 billion and $1.6 billion, respectively, has been re-pledged to secure borrowings under a secured revolving line of credit as of March 31, 2007 and December 31, 2006.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Changes in the allowance for loan losses were as follows:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Balance, beginning of period	$261,054	$189,201
Provision for loan losses	151,962	63,138
Net charge-offs	(38,649)	(66,421)
Reclassification of allowance for unfunded commitments and other	—	(13,647)
Balance, end of period	$374,367	$172,271

The Company has recorded a liability for losses on unfunded loan commitments in accounts payable and accrued liabilities totaling $13.8 million and $8.1 million at March 31, 2007 and December 31, 2006, respectively. The provision for these loans is recorded in other expenses. The following is a summary of changes in the liability:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Balance, beginning of period	$8,104	$9,391
Provision for losses on unfunded loan commitments	5,655	—
Reclassification of allowance for unfunded loan commitments	—	4,005
Balance, end of period	$13,759	$13,396

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9—Investments in Other Financial Instruments, at Fair Value

Investments in other financial instruments include the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$13,369,569	$7,007,786
Obligations of U.S. Government-sponsored enterprises	654,361	776,717
Municipal bonds	414,049	412,886
U.S. Treasury securities	141,424	168,313
Other	2,697	2,858
Subtotal	14,582,100	8,368,560
Interests retained in securitization accounted for as available-for-sale securities:
Prime interest-only and principal-only securities	264,266	279,375
Prime home equity line of credit transferor’s interest	101,686	144,346
Nonprime residuals and other related securities	90,547	152,745
Prepayment penalty bonds	38,516	52,697
Prime home equity residual securities	25,842	40,766
Nonprime interest-only securities	14,996	3,757
Prime home equity interest-only securities	6,255	7,021
Subordinated mortgage-backed pass-through securities	799	1,382
Prime residual securities	715	1,435
Total interests retained in securitization accounted for as available-for-sale securities	543,622	683,524
Total available-for-sale securities	15,125,722	9,052,084
Interests retained in securitization accounted for as trading securities:
Prime home equity line of credit transferor’s interest	679,389	553,701
Prime interest-only and principal-only securities	634,098	549,635
Prime home equity residual securities	591,434	737,808
Nonprime residuals and other related securities	292,054	388,963
Prepayment penalty bonds	116,249	90,666
Subordinated mortgage-backed pass-through securities	46,487	—
Prime home equity interest-only securities	22,141	22,467
Prime residual securities	6,999	11,321
Interest rate swaps	964	2,490
Total interests retained in securitization accounted for as trading securities	2,389,815	2,357,051
Servicing hedge principal-only securities accounted for as trading securities	466,245	—
Hedging and mortgage pipeline derivatives:
Mortgage servicing related	761,984	837,908
Notes payable related	486,031	444,342
Mortgage loans held for sale and pipeline related	215,900	78,066
Total investments in other financial instruments	$19,445,697	$12,769,451

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At March 31, 2007, the Company had pledged $0.1 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge and $0.1 billion of MBS to secure an unused borrowing facility with the FRB.

At December 31, 2006, the Company had pledged $0.1 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge and $0.1 billion of MBS to secure an unused borrowing facility with the FRB.

Amortized cost and fair value of available-for-sale securities are as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$13,447,213	$16,999	$(94,643)	$13,369,569
Obligations of U.S. Government-sponsored enterprises	656,901	1,565	(4,105)	654,361
Municipal bonds	415,517	1,429	(2,897)	414,049
U.S. Treasury securities	140,291	1,630	(497)	141,424
Interests retained in securitization	497,433	64,555	(18,366)	543,622
Other	2,698	2	(3)	2,697
	$15,160,053	$86,180	$(120,511)	$15,125,722

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$7,111,045	$4,091	$(107,350)	$7,007,786
Obligations of U.S. Government-sponsored enterprises	781,329	1,280	(5,892)	776,717
Municipal bonds	414,249	1,649	(3,012)	412,886
U.S. Treasury securities	167,724	1,414	(825)	168,313
Interests retained in securitization	589,501	111,722	(17,699)	683,524
Other	2,860	—	(2)	2,858
	$9,066,708	$120,156	$(134,780)	$9,052,084

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s available-for-sale securities in an unrealized loss position are as follows:

	March 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities.	$2,472,542	$(8,615)	$4,806,948	$(86,028)	$7,279,490	$(94,643)
Obligations of U.S. Government-sponsored enterprises	13,978	(36)	474,196	(4,069)	488,174	(4,105)
Municipal bonds	67,000	(381)	210,303	(2,516)	277,303	(2,897)
U.S. Treasury securities	2,003	(3)	80,374	(494)	82,377	(497)
Interests retained in securitization	1,285	(7)	126,132	(18,359)	127,417	(18,366)
Other	—	—	48	(3)	48	(3)
Total impaired securities	$2,556,808	$(9,042)	$5,698,001	$(111,469)	$8,254,809	$(120,511)

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities	$1,482,240	$(4,580)	$5,106,195	$(102,770)	$6,588,435	$(107,350)
Obligations of U.S. Government-sponsored enterprises	87,472	(163)	484,186	(5,729)	571,658	(5,892)
Municipal bonds	58,106	(317)	212,973	(2,695)	271,079	(3,012)
U.S. Treasury securities	6,477	(22)	103,018	(803)	109,495	(825)
Interests retained in securitization	42,854	(4,114)	84,978	(13,585)	127,832	(17,699)
Other	—	—	48	(2)	48	(2)
Total impaired securities	$1,677,149	$(9,196)	$5,991,398	$(125,584)	$7,668,547	$(134,780)

The Company’s Asset/Liability Committee (“ALCO”) assesses securities classified as available-for sale for other-than-temporary impairment on a quarterly basis. This assessment evaluates whether the Company intends and is able to recover the amortized cost of the securities when taking into account the Company’s present investment objectives and liquidity requirements and whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. Based on the Company’s review of these securities, ALCO has concluded that Countrywide has both the intent and ability to hold these securities until they recover their amortized cost and the issuer’s creditworthiness does not call into question the realization of contractual cash flows. Accordingly, other-than-temporary impairment related to these securities has not been recognized as of March 31, 2007 and December 31, 2006.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross gains and losses realized on the sales of available-for-sale securities are as follows:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	$11	$—
Gross realized losses	—	(50)
Net	11	(50)
Municipal bonds:
Gross realized gains	24	33
Gross realized losses	(53)	(30)
Net	(29)	3
Interests retained in securitization:
Gross realized gains	1,021	—
Gross realized losses	—	—
Net	1,021	—
Total gains and losses on available-for-sale securities:
Gross realized gains	1,056	33
Gross realized losses	(53)	(80)
Net	$1,003	$(47)

Note 10—Mortgage Servicing Rights, at Fair Value

The activity in MSRs is as follows:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Balance at beginning of period	$16,172,064	$12,610,839
Remeasurement to fair value upon adoption of SFAS 156	—	109,916
Fair value at beginning of period	16,172,064	12,720,755
Additions:
Servicing resulting from transfers of financial assets	1,898,903	1,209,424
Purchases of servicing assets	116,592	1,911
Total additions	2,015,495	1,211,335
Change in fair value:
Due to changes in valuation inputs or assumptions in valuation model(1)	179,007	978,281
Other changes in fair value(2)	(924,706)	(738,567)
Balance, end of period	$17,441,860	$14,171,804

(1)          Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)          Represents changes due to realization of expected cash flows.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11—Other Assets

Other assets include the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Reimbursable servicing advances, net	$2,266,756	$2,121,486
Securities broker-dealer receivables	1,976,388	1,605,502
Investments in FRB and FHLB stock	1,220,597	1,433,070
Interest receivable	998,387	997,854
Receivables from custodial accounts	599,223	719,048
Real estate acquired in settlement of loans	386,219	251,163
Capitalized software, net	377,291	367,055
Prepaid expenses	336,659	320,597
Cash surrender value of assets held in trust for deferred compensation plans	324,054	319,864
Restricted cash	321,032	238,930
Receivables from sale of securities	153,700	284,177
Derivative margin accounts	133,003	118,254
Other	1,169,523	1,064,790
	$10,262,832	$9,841,790

The Company had pledged $1.8 billion and $1.2 billion of securities broker-dealer receivables to secure securities sold under agreements to repurchase at March 31, 2007 and December 31, 2006, respectively.

Note 12—Deposit Liabilities

The following table summarizes deposit liabilities:

	March 31, 2007	December 31, 2006
	(in thousands)
Time deposits:
Retail	$16,869,704	$17,973,792
Brokered	10,060,110	11,612,674
Commercial	1,018,313	635,927
	27,948,127	30,222,393
Company-controlled custodial deposit accounts(1)	16,878,122	15,737,632
Retail savings and money market accounts	7,731,586	5,970,245
Commercial money market accounts	4,797,360	3,557,445
Non-interest-bearing checking accounts	182,877	113,045
	57,538,072	55,600,760
Basis adjustment through application of hedge accounting	(13,011)	(22,078)
	$57,525,061	$55,578,682

(1)          These accounts represent the portion of the investor custodial accounts controlled by Countrywide that have been placed on deposit with Countrywide Bank (the “Bank”).

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13—Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

The following table summarizes securities sold under agreements to repurchase and federal funds purchased:

	March 31, 2007	December 31, 2006
	(in thousands)
Securities sold under agreements to repurchase	$43,835,743	$42,113,501
Federal funds purchased	250,000	—
	$44,085,743	$42,113,501

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

At March 31, 2007, repurchase agreements were secured by $18.1 billion of trading securities, $52.4 billion of securities purchased under agreements to resell and securities borrowed, $0.1 billion in investments in other financial instruments and $1.8 billion of other assets. At March 31, 2007, $27.8 billion of the pledged securities purchased under agreements to resell and securities borrowed related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14—Notes Payable

The following table summarizes notes payable:

	March 31, 2007	December 31, 2006
	(in thousands)
Federal Home Loan Bank advances	$26,525,000	$28,150,000
Medium-term notes:
Floating-rate	13,860,183	13,155,231
Fixed-rate	8,426,796	9,783,881
	22,286,979	22,939,112
Asset-backed commercial paper	9,754,889	7,721,278
Unsecured commercial paper	8,667,239	6,717,794
Secured revolving lines of credit	1,968,509	2,174,171
Secured overnight bank loans	229,072	105,049
Asset-backed secured financings	947,417	241,211
Unsecured bank loans	637,000	130,000
Junior subordinated debentures	2,231,457	2,232,334
Subordinated debt	1,027,556	1,027,797
Other	47,784	48,838
	$74,322,902	$71,487,584

Federal Home Loan Bank Advances

During the quarter ended March 31, 2007, the Company obtained $7.2 billion of fixed-rate advances from the FHLB. At March 31, 2007, the Company had pledged $60.7 billion of mortgage loans to secure its outstanding FHLB advances and enable future advances.

At December 31, 2006, the Company had pledged $57.5 billion of mortgage loans to secure its outstanding FHLB advances and enable future advances.

Medium-Term Notes

During the quarter ended March 31, 2007, the Company issued the following medium-term notes:

	Outstanding Balance			Interest Rate		Maturity Date
	Floating-Rate	Fixed-Rate	Total	From	To	From	To
	(dollar amounts in thousands)
CFC Series B	$800,000	$132,028	$932,028	5.00%	5.44%	January, 2008	March, 2010

The fixed-rate medium-term notes issued by the Company during the quarter ended March 31, 2007 were effectively converted to floating-rate debt using interest rate swaps.

During the quarter ended March 31, 2007, the Company redeemed $1.6 billion of maturing medium-term notes.

As of March 31, 2007, $4.4 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Euros, Pounds Sterling, Australian Dollars, Canadian Dollars and Swiss Francs. These notes have been effectively converted to U.S. Dollars through currency swaps.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Asset-Backed Commercial Paper

The Company has formed two special purpose entities to finance certain of its mortgage loans held for sale using commercial paper. These entities issue commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities of up to 180 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN programs’ capacities, based on aggregate commitments from underlying credit enhancers, totaled $30.7 billion at March 31, 2007.

For the quarter ended March 31, 2007, the average borrowings under these facilities totaled $16.8 billion and the weighted-average interest rate of the SLNs was 5.35%. At March 31, 2007, the weighted-average interest rate of the SLNs was 5.38% and the Company had pledged $10.2 billion in mortgage loans held for sale to secure the SLNs.

For the quarter ended March 31, 2006, the average borrowings under these facilities totaled $14.5 billion and the weighted-average interest rate of the SLNs was 4.60%. At March 31, 2006, the weighted-average interest rate of the SLNs was 4.76% and the Company had pledged $10.6 billion in mortgage loan inventory to secure the SLNs.

Unsecured Commercial Paper and Backup Credit Facilities

As of March 31, 2007, the Company had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting the Company to borrow a maximum total amount of $11.5 billion. The primary purpose of these credit facilities is to provide liquidity support for the Company’s commercial paper program.

For the quarter ended March 31, 2007, the average commercial paper outstanding under these facilities totaled $7.9 billion and the weighted-average interest rate was 5.35%. At March 31, 2007, the weighted-average interest rate was 5.41%.

For the quarter ended March 31, 2006 the average commercial paper outstanding under these facilities totaled $6.7 billion and the weighted-average interest rate was 4.61%. At March 31, 2006, the weighted-average interest rate was 4.85%.

Secured Revolving Lines of Credit

The Company has formed a special purpose entity to finance inventory with funding provided by a group of bank-sponsored conduits that are financed through the issuance of asset-backed commercial paper. The entity incurs interest based on prevailing money market rates approximating the cost of asset-backed commercial paper. At March 31, 2007, the entity had aggregate commitments from the bank-sponsored conduits totaling $10.4 billion and had $0.7 billion outstanding borrowings, secured by $0.7 billion of mortgage loans held for sale. For the quarter ended March 31, 2007, the average borrowings under this facility totaled $0.7 billion and the weighted-average interest rate was 5.33%. At March 31, 2007, the weighted-average interest rate was 5.34%.

For the quarter ended March 31, 2006, the average borrowings under this facility totaled $2.2 billion and the weighted-average interest rate was 4.46%. At March 31, 2006 the weighted-average interest rate was 4.65%.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company entered into a $4.0 billion master trust facility in June 2006, to finance Countrywide Warehouse Lending (“CWL”) receivables backed by mortgage loans. A multi-asset conduit finance company funds the purchase of notes backed by CWL receivables which are financed by issuing extendable maturity asset-backed commercial paper. The borrowings under this facility at March 31, 2007, totaled $1.2 billion, and the Company had pledged $1.3 billion in loans held for investment to secure this facility. For the quarter ended March 31, 2007, the average borrowings under this facility totaled $1.2 billion and the weighted-average interest rate was 5.39%. At March 31, 2007, the weighted-average interest rate was 5.38%.

Asset-Backed Secured Financings

The Company recorded certain securitization transactions as secured borrowings because they did not qualify for sales treatment. The amounts accounted for as secured borrowings totaled $947.4 million and $241.2 million at March 31, 2007 and December 31, 2006, respectively.

Junior Subordinated Debentures

As more fully discussed in “Note 15—Notes Payable” included in the consolidated financial statements of the 2006 Annual Report, the Company has issued junior subordinated debentures to non-consolidated subsidiary trusts. The trusts finance their holdings of the junior subordinated debentures by issuing Company-guaranteed capital securities.

The Company guarantees CHL’s indebtedness to one of the subsidiary trusts, Countrywide Capital III, which is excluded from the Company’s consolidated financial statements. Following is summarized information for that trust:

	March 31, 2007	December 31, 2006
	(in thousands)
Balance Sheet:
Junior subordinated debentures receivable	$205,323	$205,312
Other assets	4,842	1,191
Total assets	$210,165	$206,503
Notes payable	$6,173	$6,173
Other liabilities	4,842	1,191
Company-obligated guaranteed redeemable capital trust pass-through securities	199,150	199,139
Shareholder’s equity	—	—
Total liabilities and shareholder’s equity	$210,165	$206,503

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Statement of Earnings:
Revenues	$4,161	$4,161
Expenses	(4,161)	(4,161)
Provision for income taxes	—	—
Net earnings	$—	$—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Subordinated Debt

The Company has outstanding $1.0 billion of 6.25% fixed-rate unsecured subordinated notes maturing May 2016. The notes rank subordinate and junior to all of the Company’s senior indebtedness, and rank senior to the Company’s junior subordinated debentures underlying the Company’s trust preferred securities.

Note 15—Regulatory and Agency Capital Requirements

On March 12, 2007, the Bank converted its charter from a national bank to a federal savings bank. As a result of this conversion, the Company became a savings and loan holding company, and is no longer a bank holding company. As a savings and loan holding company, Countrywide Financial Corporation is no longer subject to specific statutory capital requirements. Countrywide Bank’s capital is calculated in compliance with the requirements of the Office of Thrift Supervision (“OTS”), which are similar to those of the Office of the Comptroller of the Currency, the Bank’s former regulator. The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, Freddie Mac and Government National Mortgage Association (“Ginnie Mae”) net worth requirements, which are lower than those of the OTS.

At March 31, 2007, the Bank’s regulatory capital ratios and amounts and minimum required capital ratios for the Bank to maintain a “well capitalized” status were as follows:

	March 31, 2007
	Minimum Required(1)	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Capital	5.0%	8.1%	$7,634,072
Risk-Based Capital:
Tier 1	6.0%	13.0%	$7,634,072
Total	10.0%	13.5%	$7,927,016

(1)          Minimum required to qualify as “well capitalized.”

Had Countrywide Bank’s capital been calculated in compliance with the OTS requirements at December 31, 2006, its regulatory capital ratios and amounts and minimum required capital ratios would have been as follows:

	December 31, 2006
	Minimum Required(1)	Ratio	Amount
	(dollar amounts in thousands)
	(Proforma)
Tier 1 Capital	5.0%	7.6%	$7,100,439
Risk-Based Capital:
Tier 1	6.0%	12.4%	$7,100,439
Total	10.0%	12.8%	$7,337,235

(1)          Minimum required to qualify as “well capitalized.”

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Countrywide Bank is also required by the OTS regulations to maintain tangible capital of at least 1.5% of assets. The Bank’s tangible capital ratio was 8.1% and 7.6% at March 31, 2007 and December 31, 2006, respectively.

Note 16—Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Cash used to pay interest	$2,635,330	$1,861,937
Cash used to pay income taxes	3,646	6,269
Non-cash investing activities:
Transfer of loans from mortgage loans held for sale to loans held for investment	713,050	—
Servicing resulting from transfer of financial assets	1,898,903	1,209,424
Retention of other financial instruments classified as available-for-sale in securitization transactions	998	39,187
Unrealized gain (loss) on available-for-sale securities, foreign currency translation adjustments and cash flow hedges, and change in unfunded liability relating to defined benefit plans, net of tax	1,021	(87,517)
Remeasurement of fair value of MSRs upon adoption of SFAS 156, net of tax	—	67,065
Remeasurement of income taxes payable upon adoption of FIN 48	(12,719)	—
Non-cash financing activities:
Issuance of common stock for conversion of convertible debt	—	1,465

Note 17—Segments and Related Information

The Company has five business segments: Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.

The Mortgage Banking Segment is comprised of three sectors: Loan Production, Loan Servicing and Loan Closing Services.

The Loan Production Sector originates prime and nonprime loans for sale or securitization through a variety of channels on a national scale. The Loan Production Sector is comprised of three lending channels of Countrywide Home Loans and also includes the mortgage banking activities of Countrywide Bank. The three production channels are: the Retail Channel (Consumer Markets and Full Spectrum Lending), the Wholesale Lending Channel and the Correspondent Lending Channel. The Consumer Markets and Full Spectrum Lending Divisions source mortgage loans directly from consumers through the Company’s retail branch network and call centers, as well as through real estate agents and homebuilders. The Wholesale

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Lending Channel sources mortgage loans primarily from mortgage brokers. The Correspondent Lending Channel purchases mortgage loans from other mortgage lenders, including financial institutions, commercial banks, savings and loan associations, home builders and credit unions.

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

The Banking Segment includes Banking Operations—primarily the investment and fee-based activities of Countrywide Bank—together with the activities of Countrywide Warehouse Lending and certain loans produced for investment and owned by Countrywide Home Loans. Banking Operations invests in mortgage loans sourced from the Loan Production Sector and mortgage loans and high-quality MBS purchased from non-affiliated entities. Countrywide Warehouse Lending provides third-party mortgage lenders with temporary financing secured by mortgage loans.

The Capital Markets Segment includes the operations of Countrywide Securities Corporation, a registered broker-dealer specializing in the mortgage securities market. It also includes the operations of Countrywide Asset Management Corporation, Countrywide Commercial Real Estate Finance Inc., Countrywide Servicing Exchange, CFC International Capital Markets, Limited, Countrywide Alternative Investments Inc., CSC Futures Inc., Countrywide Capital Markets Asia Ltd, Countrywide Capital Markets Asia (H.K.) Limited, CAA Management Inc., Countrywide Sunfish Management LLC and Countrywide Derivative Products, Inc.

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

Segment selection was based upon internal organizational structures, and the process by which these operations are managed and evaluated, including how resources are allocated to the operations.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Included in the columns below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	Quarter Ended March 31, 2007
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,070,711	$(97,330)	$85,476	$1,058,857	$619,448	$227,791	$371,166	$3,878	$124,636	$2,405,776
Intersegment	110,615	247,499	—	358,114	(190,187)	32,865	(1,450)	16,572	(215,914)	——
Total Revenues	$1,181,326	$150,169	$85,476	$1,416,971	$429,261	$260,656	$369,716	$20,450	$(91,278)	$2,405,776
Pre-tax Earnings (Loss)	$139,441	$(69,093)	$29,956	$100,304	$288,094	$132,208	$179,658	$4,006	$(3,475)	$700,795
Total Assets	$35,125,799	$29,537,903	$114,441	$64,778,143	$88,462,739	$57,068,471	$3,091,622	$219,200	$(5,669,572)	$207,950,603

	Quarter Ended March 31, 2006
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,348,452	$299,497	$71,628	$1,719,577	$585,607	$204,056	$303,626	$26,139	$(3,057)	$2,835,948
Intersegment	(6,853)	170,339	—	163,486	(133,975)	59,067	(479)	8,939	(97,038)	—
Total Revenues	$1,341,599	$469,836	$71,628	$1,883,063	$451,632	$263,123	$303,147	$35,078	$(100,095)	$2,835,948
Pre-tax Earnings (Loss)	$284,149	$248,718	$22,207	$555,074	$341,086	$155,573	$64,943	$10,168	$(7,481)	$1,119,363
Total Assets	$30,995,635	$22,676,131	$78,042	$53,749,808	$79,879,555	$41,628,089	$2,304,310	$148,927	$(118,633)	$177,592,056

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18—Summarized Financial Information

Summarized financial information for Countrywide Financial Corporation (parent only) and subsidiaries is as follows:

	March 31, 2007
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$24,165,000	$8,117,922	$(343)	$32,282,579
Trading securities	—	264,137	21,411,636	(41,648)	21,634,125
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	420,000	29,733,269	(1,302,200)	28,851,069
Loans held for investment, net	—	5,231,599	69,960,370	(14,875)	75,177,094
Investments in other financial instruments, at fair value	214,109	2,212,263	17,020,319	(994)	19,445,697
Mortgage servicing rights, at fair value	—	17,422,504	19,356	—	17,441,860
Investment in subsidiaries	16,138,459	—	4,484	(16,142,943)	—
Other assets	32,942,110	15,497,582	16,350,252	(51,671,765)	13,118,179
Total assets	$49,294,678	$65,213,085	$162,617,608	$(69,174,768)	$207,950,603
Deposit liabilities	$—	$—	$57,783,359	$(258,298)	$57,525,061
Securities sold under agreements to repurchase and federal funds purchased	—	121,995	45,264,237	(1,300,489)	44,085,743
Notes payable	24,405,147	24,304,964	34,307,199	(8,694,408)	74,322,902
Other liabilities	10,071,082	36,780,006	13,110,737	(42,763,377)	17,198,448
Equity	14,818,449	4,006,120	12,152,076	(16,158,196)	14,818,449
Total liabilities and equity	$49,294,678	$65,213,085	$162,617,608	$(69,174,768)	$207,950,603

	Quarter Ended March 31, 2007
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Earnings:
Revenues	$(24,149)	$1,306,184	$1,383,318	$(259,577)	$2,405,776
Expenses	1,700	1,245,369	715,445	(257,533)	1,704,981
(Benefit) provision for income taxes	(10,047)	28,733	248,982	(854)	266,814
Equity in net earnings of subsidiaries	449,783	—	—	(449,783)	—
Net earnings	$433,981	$32,082	$418,891	$(450,973)	$433,981

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	December 31, 2006
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$22,659,510	$8,610,993	$2,127	$31,272,630
Trading securities	—	287,206	21,381,541	(166,562)	21,502,185
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	—	27,738,192	(468,295)	27,269,897
Loans held for investment, net	—	4,563,919	73,534,762	(12,924)	78,085,757
Investments in other financial instruments, at fair value	191,138	1,725,235	10,853,078	—	12,769,451
Mortgage servicing rights, at fair value	—	16,151,435	20,629	—	16,172,064
Investments in subsidiaries	15,631,660	—	4,373	(15,636,033)	—
Other assets	29,405,609	15,322,522	13,424,629	(45,278,514)	12,874,246
Total assets	$45,228,407	$60,709,827	$155,568,197	$(61,560,201)	$199,946,230
Deposit liabilities	$—	$—	$55,987,128	$(408,446)	$55,578,682
Securities sold under agreements to repurchase and federal funds purchased	—	162,420	42,419,162	(468,081)	42,113,501
Notes payable	21,629,761	23,062,613	33,869,709	(7,074,499)	71,487,584
Other liabilities	9,280,800	33,307,493	11,819,403	(37,959,079)	16,448,617
Equity	14,317,846	4,177,301	11,472,795	(15,650,096)	14,317,846
Total liabilities and equity	$45,228,407	$60,709,827	$155,568,197	$(61,560,201)	$199,946,230

	Quarter Ended March 31, 2006
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Earnings:
Revenues	$(10,060)	$1,703,605	$1,340,357	$(197,954)	$2,835,948
Expenses	4,103	1,234,457	611,887	(133,862)	1,716,585
(Benefit) provision for income taxes	(5,573)	176,662	290,034	(25,271)	435,852
Equity in net earnings of subsidiaries	692,101	—	—	(692,101)	—
Net earnings	$683,511	$292,486	$438,436	$(730,922)	$683,511

Note 19—Borrower and Investor Custodial Accounts

As of March 31, 2007 and December 31, 2006, the Company managed $25.0 billion and $23.3 billion, respectively, of borrower and investor custodial cash accounts. These custodial accounts relate to the Company’s mortgage servicing activities. Of these amounts, $16.9 billion and $15.7 billion, respectively,

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

were deposited at the Bank, of which $15.1 billion and $14.6 billion, respectively, were interest bearing and included in the Company’s deposit liabilities as custodial deposit accounts. The remaining balances were deposited with other depository institutions and are not recorded on the Company’s balance sheets.

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

Note 21—Loan Commitments

As of March 31, 2007 and December 31, 2006, the Company had undisbursed home equity lines of credit commitments of $8.6 billion and $9.5 billion, respectively, as well as undisbursed construction loan commitments of $1.5 billion at March 31, 2007 and December 31, 2006.

As of March 31, 2007, outstanding commitments to fund mortgage loans totaled $42.4 billion.

Note 22—Subsequent Events

On April 26, 2007, the Company announced that its Board of Directors declared a dividend of $0.15 per common share payable May 31, 2007, to shareholders of record on May 14, 2007.

Note 23—Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. The Company has determined that it will adopt SFAS 157 on its effective date of January 1, 2008 and the financial impact, if any, upon adoption has not yet been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company has determined that it will adopt SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but has not yet determined the financial impact, if any, upon adoption.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Report, references to “we,” “our,” “the Company” or “Countrywide” refer to Countrywide Financial Corporation and its consolidated subsidiaries unless otherwise indicated. This discussion includes forward-looking statements concerning future events and performance of the Company, which are subject to certain risks and uncertainties as discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results.

Overview

This section gives an overview of critical items that are discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Who We Are

We are engaged in mortgage lending and other real estate finance-related businesses, including mortgage banking, banking and mortgage warehouse lending, dealing in securities and insurance underwriting.

We manage our business through five business segments—Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.

Results of Operations

Following is a summary of our key performance measures for the quarters ended March 31, 2007 and 2006:

	March 31,
	2007	2006	% Change
	(in thousands, except per share data)
Consolidated Company
Revenues	$2,405,776	$2,835,948	(15)%
Net earnings	$433,981	$683,511	(37)%
Diluted earnings per share	$0.72	$1.10	(35)%
Total assets at period end	$207,950,603	$177,592,056	17%
Key Segment Pre-tax Earnings
Mortgage Banking	$100,304	$555,074	(82)%
Banking	$288,094	$341,086	(16)%
Capital Markets	$132,208	$155,573	(15)%
Insurance	$179,658	$64,943	177%
Key Operating Statistics
Total loan fundings	$116,975,000	$106,498,000	10%
Mortgage Banking loan sales	$108,599,136	$90,684,325	20%
Loan servicing portfolio at period end	$1,351,598,000	$1,152,651,000	17%
Assets of Banking Operations at period end	$84,260,689	$77,777,915	8%

Consolidated net earnings for the first quarter of 2007 were $434.0 million, a decrease of 37% from net earnings of $683.5 million for the first quarter of 2006. The results of the first quarter of 2007 were affected significantly by higher delinquencies and softer housing markets, especially as they relate to nonprime lending, which resulted in the following impacts to earnings:

•       Certain nonprime loans held for sale were deemed impaired and written down by $217.8 million to fair value. The majority of these loans were transferred to loans held for investment. This reduced revenues in our Loan Production Sector.

•       The estimated fair value of our retained interests declined by $429.6 million. This reduced revenues in our Loan Servicing Sector.

•       Derivative instruments (credit default swaps) used to moderate declines in value of certain assets attributable to widening credit spreads increased in value, resulting in a substantial gain. Specifically, gains of $92.3 million and $57.2 million, offset the write-downs on the nonprime loans and residual interests identified in the preceding points, respectively.

•       The allowance for loan losses was increased to reflect higher estimated losses related to loans held for investment. To effect this increase, we increased our provision for loan losses in Banking Operations by $95.9 million compared to the quarter ended March 31, 2006. This increase reduced pre-tax income in our Banking Segment.

Partially offsetting these adjustments, reserves recorded for reinsurance claims relating to certain pools of loans originated in 2003 were reversed as we concluded during the quarter that it is unlikely we would incur losses on these pools. This increased pre-tax earnings in our Insurance Segment by $74.0 million.

Credit

Our primary source of credit risk continues to stem from investments and/or obligations that we retain from sales and securitizations of loans in the form of credit-enhancing subordinated interests, representations and warranties and corporate guarantees. Estimated credit losses are considered in the valuation of our subordinated interests. The entire carrying value of such interests is generally at risk because the cash flows attributable to these interests are available to absorb credit losses in the loan pools underlying such subordinated interests. We held $1.8 billion of subordinated interests at March 31, 2007, a decrease of 10% from December 31, 2006.

Our estimated liability for representations and warranties and corporate guarantees was $420.3 million at March 31, 2007 and $435.5 million December 31, 2006. The contractual limit of our corporate guarantees exceeded the liabilities recorded by $522.8 million and $490.5 million at March 31, 2007 and December 31, 2006, respectively.

Our allowance for credit losses, which includes our allowance for loan losses and a liability for losses relating to unfunded commitments, was $388.1 million at March 31, 2007, an increase of 44% from December 31, 2006. The increase reflects higher estimated losses stemming from higher delinquencies combined with higher estimates of default rates, deterioration in prevailing real estate market and economic conditions and the seasoning of Banking Operations’ investment loan portfolio. To help moderate our credit risk, during the quarter we acquired additional supplemental mortgage insurance. As of March 31, 2007, $19.8 billion of the residential lending portfolio was covered by such insurance. Despite the increase in the allowance for credit losses, we believe that our investment criteria have provided us with a high quality investment portfolio and that our credit losses should stay within acceptable levels.

Liquidity and Capital

During the first quarter of 2007, we saw a significant widening of credit spreads and decrease in the demand for nonprime loan products. As a result, nonprime loans and related securities became much less liquid. However, such assets represent only a small portion of our total assets. The substantial majority of our assets continue to experience ample liquidity in the marketplace. As such, we do not expect the reduction in liquidity for nonprime loans to have a significant adverse effect on our ability to effectively meet our financing requirements.

At March 31, 2007, the Bank exceeded the OTS regulatory capital requirements to be classified as “well capitalized,” with a Tier 1 capital ratio of 8.1% and a total risk-based ratio of 13.5%. Our public ratings were classified “investment grade,” with long-term ratings of A, A3 and A by Standard & Poor’s, Moody’s Investors Service and Fitch, respectively. At March 31, 2007, we had $94.4 billion in available sources of secured and unsecured short-term liquidity, of which $65.2 billion is committed and therefore considered a source of contingent liquidity. We also had $17.6 billion of available borrowing capacity at the FHLB.

Outlook

We estimate the mortgage market for 2007 to be $2.6 trillion as compared to our estimate of $2.9 trillion for 2006. We believe that the profitability of our Loan Production Sector will be affected by the near-term reduction in the size of the mortgage market along with existing excess loan production capacity in the mortgage marketplace, and that increasing credit costs will impact the profitability of our Loan Servicing Sector and Banking Operations in the near term. However, we believe that these factors, combined with the effects of the recent disruption in the secondary market for nonprime loans, the demands investors are making on mortgage lenders to repurchase defaulted loans and legislative and regulatory changes relating to nonprime lending will combine to create further industry consolidation.

Considerable risks remain in the mortgage marketplace, including but not limited to potential further deterioration in the housing market, increased defaults and foreclosures and potential regulatory or legislative actions that could impose constraints on our operations.

Although we observed both a reduced appetite by investors and an increase in their yield requirements for nonprime loans during the quarter ended March 31, 2007, which adversely impacted our gain on sale of such loans, we believe that we have taken adequate steps to reduce our exposure and to improve the profitability of our nonprime production and investment activities provided that no significant further deterioration occurs in the housing market or in the level of defaults and foreclosures of our mortgage loans.

Critical Accounting Policies

The accounting policies with the greatest impact on our financial condition and results of operations that require the most judgment, and which are most likely to result in materially different amounts being recorded under different conditions or using different assumptions, relate to our mortgage securitization activities; our investments in MSRs and retained interests; our measurement of valuation allowances and liabilities associated with credit risk inherent in our operations and our use of derivatives to manage interest rate risk.

A discussion of the critical accounting policies related to these activities is included in our 2006 Annual Report.

Results of Operations Comparison—Quarters Ended March 31, 2007 and 2006

Consolidated Earnings Performance

Our consolidated net earnings for the first quarter of 2007 were $434.0 million, a decrease of 37% from 2006’s first quarter net earnings of $683.5 million. Our diluted earnings per share were $0.72, as compared to $1.10  for the year-ago period. The decrease in our net earnings resulted primarily from adverse nonprime market conditions as well as credit related charges resulting from higher delinquencies and softer housing markets. These factors contributed to a decrease in the profitability of the Mortgage Banking, Banking and Capital Markets Segments. These decreases were partially offset by an increase in the profitability of our Insurance Segment.

The decrease in the profitability of our Mortgage Banking Segment was due primarily to decreased profitability in both our Loan Production and Loan Servicing Sectors. Our Loan Production Sector was negatively impacted by the recent turmoil in the nonprime markets which caused a decline in nonprime revenues. Our Loan Servicing Sector was also negatively impacted by the nonprime market which caused a decline in the value of our nonprime and related residual securities. In addition, increased delinquencies and a softer housing market resulted in a reduction in value of our home equity residual securities. As a result of these factors, we recorded impairment of retained interests of $428.6 million in the Loan Servicing Sector in the current quarter compared to $120.1 million in the year-ago quarter.

The Banking Segment produced pre-tax earnings of $288.1 million, a decrease of 16% from the year-ago period. The decrease in profitability of our Banking Segment was primarily due to a $95.9 million increase in the provision for loan losses, partially offset by an 8% increase in average interest-earning assets in Banking Operations from the year-ago period. The Capital Markets Segment produced a decrease in pre-tax earnings of $23.4 million, or 15% from the year-ago period, due to widening credit spreads and an increase in expenses related to continued growth in newer lines of business. These decreases were partially offset by an increase in the profitability of the Insurance Segment, due to an increase in the net earned premiums and a reversal of loss reserves related to the 2003 book of business on which negligible remaining loss exposure was deemed to exist in the first quarter of 2007.

Operating Segment Results

Pre-tax earnings (loss) by segment are summarized below:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Mortgage Banking:
Loan Production	$139,441	$284,149
Loan Servicing	(69,093)	248,718
Loan Closing Services	29,956	22,207
Total Mortgage Banking	100,304	555,074
Banking	288,094	341,086
Capital Markets	132,208	155,573
Insurance	179,658	64,943
Global Operations	4,006	10,168
Other	(3,475)	(7,481)
Total	$700,795	$1,119,363

The pre-tax earnings (loss) of each segment include intercompany transactions, which are eliminated in the “other” category.

Mortgage loan production by segment and product, net of intersegment sales, is summarized below:

	Quarters Ended March 31,
	2007	2006
	(in millions)
Segment:
Mortgage Banking	$110,567	$93,452
Banking Operations	2,568	8,073
Capital Markets—conduit acquisitions(1)	1,829	4,007
Total Mortgage Loan Fundings	114,964	105,532
Commercial Real Estate	2,011	966
	$116,975	$106,498
Product:
Prime Mortgage	$96,544	$85,264
Prime Home Equity	10,539	11,063
Nonprime Mortgage	7,881	9,205
Commercial Real Estate	2,011	966
	$116,975	$106,498

(1)          Acquisitions from third parties.

Our total loan production was $117.0 billion for the quarter ended March 31, 2007, a 10% increase from the year-ago period. The increase was primarily due to a 16% increase in our market share to 18.2% (based on our internal market estimates) offset by an overall decrease in total U.S. residential mortgage production.

The following table summarizes loan production by purpose and by interest rate type:

	Quarters Ended March 31,
	2007	2006
	(in millions)
Purpose:
Non-purchase	$72,601	$58,877
Purchase	44,374	47,621
	$116,975	$106,498
Interest Rate Type:
Fixed	$75,695	$52,590
Adjustable	41,280	53,908
	$116,975	$106,498

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

The following table summarizes Mortgage Banking loan production by channel, by mortgage loan type, by purpose and by interest rate type:

	Quarters Ended March 31,(1)
	2007	2006
	(in millions)
Channel:
Originated:
Retail:
Consumer Markets	$29,382	$26,461
Full Spectrum Lending	9,602	7,313
	38,984	33,774
Wholesale Lending	22,176	20,879
Total originated	61,160	54,653
Purchased—Correspondent Lending	49,407	38,799
	$110,567	$93,452
Mortgage Loan Type:
Prime Mortgage	$93,833	$75,825
Prime Home Equity	9,234	9,528
Nonprime Mortgage	7,500	8,099
	$110,567	$93,452
Purpose:
Non-purchase	$68,692	$51,520
Purchase	41,875	41,932
	$110,567	$93,452
Interest Rate Type:
Fixed	$72,516	$52,472
Adjustable	38,051	40,980
	$110,567	$93,452

(1)          $41.2 billion and $6.6 billion of these loans were funded by Countrywide Bank during the quarters ended March 31, 2007 and 2006, respectively.

The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarters Ended March 31,
	2007		2006
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$1,008,067		$1,003,369
Prime Home Equity	171,617		154,297
Nonprime Mortgage	1,642		183,933
Total revenues	1,181,326	1.07%	1,341,599	1.44%
Expenses:
Compensation	574,658	0.52%	580,071	0.62%
Other operating	329,440	0.30%	334,830	0.36%
Allocated corporate	137,787	0.12%	142,549	0.16%
Total expenses	1,041,885	0.94%	1,057,450	1.14%
Pre-tax earnings	$139,441	0.13%	$284,149	0.30%
Total Mortgage Banking loan production	$110,567,000		$93,452,000

Revenues (in dollars and expressed as a percentage of mortgage loans produced) decreased from the year-ago period driven primarily by declining Nonprime Mortgage Loan revenues partially offset by a $17.9 billion increase in the volume of loans sold. In the quarter ended March 31, 2007, $108.6 billion of mortgage loans, or 98% of Mortgage Banking loan production, was sold compared to $90.7 billion of mortgage loans, or 97% of Mortgage Banking loan production, in the quarter ended March 31, 2006. Nonprime revenues for the quarter ended March 31, 2007 included a $217.8 million write-down of nonprime mortgage loans held for sale, predominately related to loans which were transferred to loans held for investment. This charge was partially offset by gains from credit default swaps amounting to $92.3 million, which are used to manage credit spread risk or the risk that investors will require higher yields as a result of their assessment of the credit risk inherent in the loans.

Expenses (in dollars and as a percentage of loans produced) decreased from the year-ago period, primarily due to cost cutting initiatives and a change in the product mix. These reductions notwithstanding, we continue to invest in expanding the loan sales force and distributed branch network in support of our long-term strategy of market share growth. While we continue to expand our loan production capacity, we are also adjusting staffing and occupancy levels in markets where declines in production require such adjustments.

Following is a summary of our loan origination channels’ sales organizations:

	March 31,
	2007			2006
	Sales Force	Branches	Call Centers	Sales Force	Branches	Call Centers
Channel:
Retail:
Consumer Markets	9,095	769	5	8,470	691	4
Full Spectrum Lending	6,233	224	10	5,403	204	8
Wholesale Lending	1,410	52	—	1,412	52	—
Correspondent Lending	182	—	—	187	—	—

The following table summarizes the number of people included in the Loan Production Sector workforce:

	March 31,
	2007	2006
Sales	16,920	15,472
Operations:
Regular employees	10,097	10,824
Temporary staff	1,407	1,643
	11,504	12,467
Administration and support	3,359	3,272
Total Loan Production Sector workforce	31,783	31,211

Loan Servicing Sector

The Loan Servicing Sector’s results include fees and other income earned and expenses incurred for servicing loans for others; the financial performance of our investments in MSRs and retained interests and the risk management activities related to these assets; and profits from our subservicing activities. The long-term performance of this sector is affected primarily by the level of interest rates, the corresponding effect on the level of projected and actual prepayments in our servicing portfolio, projected and actual credit losses, our operational effectiveness and our ability to manage interest rate and credit spread risk.

Our servicing portfolio grew to $1.4 trillion at March 31, 2007, a 17% increase from March 31, 2006. At the same time, the overall weighted-average note rate of loans in our servicing portfolio increased to 6.5% from 6.2% at March 31, 2006.

The following table summarizes the results for the Loan Servicing Sector:

	Quarters Ended March 31,
	2007		2006
	Amount	Percentage of Average Servicing Portfolio(1)	Amount	Percentage of Average Servicing Portfolio(1)
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$1,079,980	0.328%	$913,462	0.326%
Miscellaneous fees	208,839	0.063%	144,383	0.052%
Escrow balance income	203,820	0.062%	160,027	0.057%
Income from retained interests	147,544	0.045%	133,973	0.048%
Realization of expected cash flows from mortgage servicing rights	(924,706)	(0.281)%	(738,178)	(0.264)%
Operating revenues	715,477	0.217%	613,667	0.219%
Direct expenses	178,694	0.054%	185,479	0.066%
Allocated corporate expenses	22,066	0.007%	23,178	0.008%
Total expenses	200,760	0.061%	208,657	0.074%
Operating earnings	514,717	0.156%	405,010	0.145%
Interest expense	(220,504)	(0.067)%	(128,369)	(0.046)%
Change in fair value of mortgage servicing rights	179,007	0.054%	978,061	0.349%
Impairment of retained interests	(428,575)	(0.130)%	(120,114)	(0.043)%
Servicing hedge losses	(113,738)	(0.034)%	(885,870)	(0.316)%
Valuation changes, net of Servicing Hedge	(363,306)	(0.110)%	(27,923)	(0.010)%
Pre-tax (loss) earnings	$(69,093)	(0.021)%	$248,718	0.089%
Average servicing portfolio	$1,316,260,000		$1,120,409,000

(1)          Annualized

Pre-tax loss in the Loan Servicing Sector was $69.1 million during the quarter ended March 31, 2007, a decrease in results of operations of $317.8 million from the year-ago period. The decline in pre-tax earnings was due to valuation changes, net of the Servicing Hedge, which were a loss of $363.3 million in the current quarter. During the year-ago period, valuation changes, net of the Servicing Hedge, were a loss of $27.9 million. During the quarter ended March 31, 2007, impairment of retained interests of $428.6 million was recorded driven primarily by increased loss estimates on the loans underlying our prime home equity and nonprime and related residual securities as well as increased market yield requirements on such securities. In addition, market yield requirements increased on certain retained interests where we do not retain credit risk. Also contributing to the decline in pre-tax earnings was an increase in interest expense related to the cost of carrying a larger average investment in Loan Servicing Sector assets and increased cost of debt. These reductions were partially offset by higher operating revenues from a larger servicing portfolio.

Loan Closing Services Sector

This sector is comprised of the LandSafe companies, which provide credit reports, flood determinations, appraisals and title reports primarily to the Loan Production Sector and to third parties as well.

The LandSafe companies produced $30.0 million in pre-tax earnings in the quarter ended March 31, 2007, representing an increase of 35% from the year-ago period. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in its credit report and appraisal businesses due to the increase in CHL’s application activity.

Banking Segment

The Banking Segment includes Banking Operations (primarily the investment and fee-based activities of Countrywide Bank), along with the activities of Countrywide Warehouse Lending (“CWL”). Banking Operations invests in mortgage loans sourced from the Loan Production Sector and mortgage loans and high-quality MBS purchased from non-affiliated entities. Banking investment in loans is supplemented with a portfolio of mortgage-backed securities. CWL provides third-party mortgage lenders with temporary financing secured by mortgage loans.

Countrywide Bank also produces loans for sale through our Mortgage Banking Segment. This activity is a mortgage banking activity and the mortgage loan production, the related balance sheet and the income relating to the holding and sale of these loans are included in the Mortgage Banking Segment.

The Banking Segment achieved pre-tax earnings of $288.1 million during the quarter ended March 31, 2007, compared to $341.1 million for the year-ago period. Following is the composition of pre-tax earnings:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Banking Operations	$294,073	$330,731
CWL	9,844	18,126
Allocated corporate expenses(1)	(15,823)	(7,771)
Total Banking Segment pre-tax earnings	$288,094	$341,086

(1)          Not included in the calculation of Banking Operations’ efficiency ratio.

Banking Operations sources the loan production for its investment portfolio from the Mortgage Banking Segments production channels and through purchases from nonaffiliated entities. Following is a summary of Banking Operations’ loan production and purchase volume by channel:

	Quarters Ended March 31,
	2007	2006
	(in millions)
Purchases	$2,163	$2,114
Correspondent Lending	366	2,337
Consumer Markets	26	852
Wholesale Lending	13	2,770
	$2,568	$8,073

The decline in Banking Operations’ loan production and purchase volume contributed to slower asset growth in our Banking Operations. Our strategic plan calls for continued long-term growth in Banking Operations assets; however, many factors may impact the asset growth in any period. These factors include general mortgage market conditions, the availability of assets which meet the asset quality and yield requirements of our Banking Operations and our consolidated capital and earnings considerations.

The revenues and expenses of Banking Operations are summarized in the following table:

	Quarters Ended March 31,
	2007	2006
	(dollar amounts in thousands)
Interest income	$1,388,263	$1,122,464
Interest expense	(891,523)	(704,164)
Net interest income	496,740	418,300
Provision for loan losses	(123,562)	(27,626)
Net interest income after provision for loan losses	373,178	390,674
Non-interest income	40,734	35,813
Non-interest expense	(119,839)	(95,756)
Pre-tax earnings	$294,073	$330,731
Efficiency ratio(1)	22%	21%
After-tax return on average assets	0.88%	1.08%

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

The components of net interest income of Banking Operations are summarized below:

	Quarters Ended March 31,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Mortgage loans(1)	$70,874,082	$1,265,364	7.16%	$66,050,178	$1,021,000	6.20%
Securities available for sale(2)	7,574,841	101,450	5.36%	6,249,461	80,469	5.15%
Short-term investments	53,410	913	6.93%	388,318	4,324	4.52%
FHLB securities and FRB stock	1,409,383	20,536	5.90%	1,353,981	16,671	4.99%
Total earning assets	79,911,716	1,388,263	6.97%	74,041,938	1,122,464	6.08%
Allowance for loan losses	(245,454)			(107,162)
Other assets	3,207,537			930,857
Total assets	$82,873,799			$74,865,633
Interest-bearing liabilities:
Money market deposits and savings accounts	$10,676,624	136,174	5.17%	$4,831,270	51,411	4.32%
Company-controlled custodial deposits(3)	15,588,390	198,412	5.16%	13,468,530	145,852	4.39%
Time deposits	29,328,133	369,146	5.10%	22,769,200	236,566	4.21%
Total interest-bearing deposits	55,593,147	703,732	5.13%	41,069,000	433,829	4.28%
FHLB advances	17,166,718	180,971	4.28%	24,663,071	245,221	4.03%
Other borrowed funds	515,266	6,820	5.37%	2,216,502	25,114	4.60%
Total borrowed funds	17,681,984	187,791	4.31%	26,879,573	270,335	4.08%
Total interest-bearing liabilities	73,275,131	891,523	4.93%	67,948,573	704,164	4.20%
Non interest-bearing liabilities and equity:
Non interest-bearing checking accounts	1,769,720			959,407
Other liabilities	2,856,520			709,481
Shareholder’s equity	4,972,428			5,248,172
Total non interest-bearing liabilities and equity	9,598,668			6,917,060
Total liabilities and shareholder’s equity	$82,873,799			$74,865,633
Net interest income		$496,740			$418,300
Net interest spread(4)			2.04%			1.88%
Net interest margin(5)			2.45%			2.23%

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

	Quarter Ended March 31, 2007 vs. March 31, 2006
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
	(in thousands)
Interest-earning assets:
Mortgage loans	$80,054	$164,310	$244,364
Securities available for sale	17,641	3,340	20,981
Short-term investments	(4,960)	1,549	(3,411)
FHLB securities and FRB stock	923	2,942	3,865
Total interest income	$93,658	$172,141	$265,799
Interest-bearing liabilities:
Money market deposits and savings accounts	$72,813	$11,950	$84,763
Company-controlled custodial deposits	24,860	27,700	52,560
Time deposits	76,456	56,124	132,580
Total deposits	174,129	95,774	269,903
FHLB advances	(78,283)	14,033	(64,250)
Other borrowed funds	(21,935)	3,641	(18,294)
Total borrowings	(100,218)	17,674	(82,544)
Total interest expense	73,911	113,448	187,359
Net interest income	$19,747	$58,693	$78,440

The increase in net interest income was primarily due to a 22 basis point increase in net interest margin combined with a $5.9 billion, or 8%, increase in average interest-earning assets. The increase in the net interest margin from the year-ago quarter was a result of the effect of a smaller interest rate repricing lag and the reduced impact of teaser rates earned on recently funded pay-option loans as fewer such loans were originated in the first quarter of 2007 compared to the year-ago quarter.

The Banking Operations’ provision for loan losses increased by $95.9 million during the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The provision rose year over year as a result of increased delinquencies combined with higher estimates of default rates as well as portfolio seasoning. The provision for loan losses and the related allowance for loan losses is affected by many factors, including economic conditions (for example, housing prices, interest rates and unemployment rates), borrower credit profiles, delinquency, and loan seasoning and prepayments.

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

Assuming today’s interest rates remain unchanged, most borrowers who consistently make the minimum required payment will have the contractual right to make less than the full interest payment for three to four years from the date of funding, at which time the negative amortization limit will be reached and a new monthly payment amount will be required. The resulting payment adjustment could be substantial.

We manage the credit risk relating to pay-option ARM loans through a variety of methods, including active borrower communications both before and after funding, through our underwriting standards and through the purchase of mortgage insurance. Our underwriting standards conform to those required to make the pay-option ARM loans salable into the secondary market at the date of funding, including a requirement that the borrower meet secondary market debt-service ratio tests based on the borrower making the fully amortizing loan payment and assuming the loan’s interest rate is fully indexed. (A fully indexed note rate equals the sum of the current index rate plus the margin applicable to the loan.)

Following is a summary of pay-option ARM loans held for investment by Banking Operations:

	March 31, 2007	December 31, 2006
	(in thousands)
Total pay-option ARM loan portfolio	$30,780,617	$32,732,581
Total principal balance of pay-option ARM loans with accumulated negative amortization	$27,448,774	$28,958,718
Accumulated negative amortization (from original loan balance)	$815,826	$653,974
Average original loan-to-value ratio(1)	75%	75%
Average original combined loan-to-value ratio(2)	79%	78%
Average original FICO score(3)	717	718
Loans delinquent 90 days or more(4)	1.02%	0.63%

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

(4)   Based upon unpaid principal balance.

The Banking Operations balance sheets are as follows:

	March 31, 2007		December 31, 2006
	Amount	Rate	Amount	Rate
	(dollar amounts in thousands)
Assets
Short-term investments	$49,027	5.30%	$50,974	5.14%
Mortgage loans, net of allowance for loan losses of $318,083 and $228,692 respectively	69,360,391	7.47%	73,481,762	7.39%
Securities available for sale	12,504,868	5.30%	6,208,477	4.63%
FHLB securities and FRB stock	1,218,931	5.90%	1,431,403	5.91%
Total interest-earning assets	83,133,217	7.12%	81,172,616	7.16%
Other assets	1,127,472		1,601,952
Total assets	$84,260,689		$82,774,568
Liabilities and Equity
Deposits:(1)
Customer	$40,634,183	5.10%	$39,904,633	5.08%
Company-controlled escrow deposit accounts	15,071,445	5.42%	14,609,269	5.28%
FHLB advances	18,792,170	4.47%	18,900,053	4.35%
Other borrowings	347,914	5.31%	97,914	5.35%
Total interest-bearing liabilities	74,845,712	5.01%	73,511,869	4.93%
Non-interest bearing deposits:
Company-controlled escrow deposit accounts	1,839,291		1,158,707
Other	238,529		314,607
Other liabilities	2,307,375		1,451,003
Shareholder’s equity	5,029,782		6,338,382
Total liabilities and equity	$84,260,689		$82,774,568
Primary spread(2)		2.11%		2.23%
Nonaccrual loans	$693,850		$519,083

(1)          Includes inter-company deposits.

(2)          Calculated as the yield on total interest-earning assets less the rate on total interest-bearing liabilities.

The reduction in the balance of the mortgage loan portfolio from December 31, 2006 is due to an increasing percentage of Countrywide’s originations being sold in the secondary markets, reduced availability of loans for purchase by Banking Operations that meet its investment criteria and portfolio runoff. Despite the reduction in the mortgage loan portfolio, assets increased due to the acquisition of high quality mortgage-backed securities.

The Banking Segment also includes the operations of CWL. CWL’s pre-tax earnings decreased by $8.3 million during the quarter ended March 31, 2007 in comparison to the year-ago period, primarily due to a 8% decrease in average mortgage warehouse advances, which resulted primarily from a decrease in overall market funding activity and pricing pressure from competitors. At March 31, 2007, warehouse lending advances were $2.8 billion and had an average yield of 6.4% during the quarter ended March 31, 2007.

Capital Markets Segment

Our Capital Markets Segment achieved pre-tax earnings of $132.2 million for the quarter ended March 31, 2007, a decrease of $23.4 million, or 15%, from the year-ago period caused by a decline in conduit revenue and a $20.9 million, or 19% increase in expenses in newer lines of business, partially offset by growth in revenue from our commercial real estate lending activities.

The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Revenues:
Conduit	$68,818	$122,601
Underwriting	67,388	71,212
Commercial real estate	48,232	16,263
Securities trading	34,764	34,664
Brokering	12,377	6,657
Other	29,077	11,726
Total revenues	260,656	263,123
Expenses:
Operating expenses	121,985	103,471
Allocated corporate expenses	6,463	4,079
Total expenses	128,448	107,550
Pre-tax earnings	$132,208	$155,573

During the quarter ended March 31, 2007, the Capital Markets Segment generated revenues totaling $68.8 million from its conduit activities, primarily managing the acquisition and sale or securitization of loans on behalf of the Mortgage Banking Segment. The gain on sale of loans, primarily nonprime loans, was adversely impacted by deteriorating market conditions, specifically higher investor yield requirements as well as increased loss assumptions.  This decline in revenues was offset by $82.6 million of gains on credit default swaps, which were acquired as financial hedges against the spread-widening component of the price risk inherent in Capital Markets' conduit activities.  Because the credit default swaps were not designated as fair value hedges for accounting purposes, the portion of the gain on the swaps relating to unsold nonprime loan inventory was not matched by recognition of an offsetting reduction in value of the inventory of approximately $24.8 million.  Therefore, the loss in value of the unsold nonprime loan inventory will be recorded as the loans are sold in the future.  The remainder of the gain on the credit default swaps offset the reduction in gain on sale of nonprime loans sold during the current quarter.

During the current reporting period, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $48.2 million primarily from sales of commercial real estate loans compared to $16.3 million in the year-ago period. The increase in revenue was due to an increase in the volume of loans sold, and to a lesser extent an increase in margins, due to better execution and hedge gains.

The following table shows the composition of Countrywide Securities Corporation (“CSC”) securities trading volume, which includes intersegment trades with the Mortgage Banking Segment, by instrument:

	Quarters Ended March 31,
	2007	2006
	(in millions)
Mortgage-backed securities	$560,269	$528,350
Asset-backed securities	33,641	32,676
Other	38,703	60,217
Subtotal(1)	632,613	621,243
U.S. Treasury securities	365,329	357,112
Total securities trading volume	$997,942	$978,355

(1)          Approximately 14% and 13% of the segment’s non-U.S. Treasury securities trading volume was with CHL during the quarters ended March 31, 2007 and 2006, respectively.

Insurance Segment

The Insurance Segment’s pre-tax earnings increased by $114.7 million over the year-ago period, to $179.7 million during the quarter ended March 31, 2007. The following table shows pre-tax earnings by component:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Balboa Reinsurance Company	$131,123	$46,497
Balboa Life & Casualty(1)	56,612	22,779
Allocated corporate expenses	(8,077)	(4,333)
Total Insurance Segment pre-tax earnings	$179,658	$64,943

(1)          Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

The following table shows net insurance premiums earned:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Balboa Reinsurance Company	$63,260	$51,795
Balboa Life & Casualty	270,917	227,998
Total net insurance premiums earned	$334,177	$279,793

The following table shows insurance claim expenses:

	Quarters Ended March 31,
	2007		2006
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$(59,835)	N/M	$11,075	21%
Balboa Life & Casualty	117,140	43%	112,967	50%
Total insurance claim expenses	$57,305		$124,042

Our mortgage reinsurance business produced $131.1 million in pre-tax earnings, an increase of 182% over the year-ago period, driven primarily by a $74.0 million reversal of loss reserves related to the 2003 books of business, on which negligible remaining loss exposure was deemed to exist in the first quarter of 2007. In addition, growth of 16% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts contributed to the increase in pre-tax earnings.

Our Life and Casualty insurance business produced pre-tax earnings of $56.6 million, an increase of $33.8 million, or 149%, from the year-ago period. The increase in earnings was driven by a $42.9 million, or 19%, increase in net earned premiums during the quarter ended March 31, 2007 in comparison to the year-ago period, along with a $4.6 million decrease in catastrophe claims expense over the year-ago period. The increase in net earned premiums was primarily attributable to growth in lender-placed insurance and voluntary auto insurance. Insurance claim expenses decreased from 50% to 43% due to a reduction in loss reserves on hurricane-related claims in comparison to the year-ago period as well as improved non-catastrophe loss experience.

Our Life and Casualty operations manage insurance risk by reinsuring significant portions of such risk. They seek to earn profits by capitalizing on Countrywide’s customer base and institutional relationships, as well as through operating efficiencies and sound underwriting.

Global Operations Segment

Global Operations pre-tax earnings totaled $4.0 million during the quarter ended March 31, 2007, a decrease of $6.2 million from the year-ago period. The decrease in earnings was primarily due to the termination of the joint venture with Barclays Bank, PLC in 2006.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

Gain on sale of loans and securities is summarized below:

	Quarters Ended March 31,
	2007			2006
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	Margin(2)	Loans Sold	Amount	Margin(2)
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$92,879,139	$901,286	0.97%	$76,176,576	$897,734	1.18%
Nonprime Mortgage Loans	7,890,022	(33,429)	(0.42)%	9,090,272	149,437	1.64%
Prime Home Equity Loans:
Initial sales	6,786,835	137,890	2.03%	4,442,526	77,919	1.75%
Subsequent draws	1,043,140	27,462	2.63%	974,951	35,687	3.66%
	7,829,975	165,352	2.11%	5,417,477	113,606	2.10%
Total Production Sector	108,599,136	1,033,209	0.95%	90,684,325	1,160,777	1.28%
Reperforming loans	—	(49)	0%	143,647	1,979	1.38%
	$108,599,136	1,033,160	0.95%	$90,827,972	1,162,756	1.28%
Capital Markets:
Underwriting	N/A	64,166	N/A	N/A	63,101	N/A
Conduit activities(1)	$7,418,796	57,283	0.77%	$17,943,454	112,894	0.63%
Commercial real estate	$1,532,173	37,565	2.45%	$942,185	7,563	0.80%
Securities trading and other	N/A	30,782	N/A	N/A	3,742	N/A
		189,796			187,300
Other	N/A	11,148	N/A	N/A	11,122	N/A
		$1,234,104			$1,361,178

(1)          Includes loans sourced from the Mortgage Banking Segment.

(2)          Gain on sale as a percentage of loans sold.

The decrease in Capital Markets’ gain on sale related to its conduit activities was due primarily to a decrease in sales volume resulting from lower U.S. residential mortgage production, increased competition and credit spread widening. The increase in Capital Markets’ gain on sale related to its commercial real estate activities was due to an increase in the volume of loans sold and an increase in margins resulting from a change in mix of loans toward higher margin products. Capital Markets’ revenues from its securities trading activities consist of gain on sale and interest income. In a flat to inverted yield curve environment, the mix of revenues will be weighted toward gain on sale of securities. As the yield curve shifts toward a positive slope, net interest income will comprise a larger percentage of total securities trading revenue. During the quarter ended March 31, 2007, the yield curve was flat-to inverted, which resulted in a shift in trading revenues from interest income to gain on sale.

For the Mortgage Banking Segment, the effects of changes in the volume of loan sales and the margin on sale on the amount of gain on sale is summarized in the following table:

	Quarter Ended March 31, 2007 vs. March 31, 2006
	Increase (Decrease) Due to
	Loans Sold	Margin	Total
	(in thousands)
Mortgage Banking:
Prime Mortgage Loans	$177,584	$(174,032)	$3,552
Nonprime Mortgage Loans	(17,373)	(165,493)	(182,866)
Prime Home Equity Loans:
Initial sales	46,127	13,844	59,971
Subsequent draws	2,356	(10,581)	(8,225)
	48,483	3,263	51,746
Total Production Sector	208,694	(336,262)	(127,568)
Reperforming loans	(2,028)	—	(2,028)
Total Mortgage Banking	$206,666	$(336,262)	$(129,596)

Gain on sale of Prime Mortgage Loans increased in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006, due primarily to higher sales, partially offset by decreased margins on such loans. The decline in margins was due to reduced sales of higher-margin pay-option products.

Gain on sale of Nonprime Mortgage Loans decreased in the quarter ended March 31, 2007 as compared to the year-ago period due primarily to the write-down of $217.8 million related largely to the transfer of $906.9 million Nonprime Mortgage Loans held for sale to loans held for investment. These loans had declined in value as a result of deteriorating market conditions, specifically higher investor yield requirements as well as increased loss assumptions. The negative effect of this write-down was partially offset by a $92.3 million gain in credit default swaps, which are used to mitigate credit spread risk. Also contributing to the decline in gain on sale of Nonprime Mortgage Loans was a reduction in the volume of loans sold in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

Gain on sale of Prime Home Equity Loans increased in the quarter ended March 31, 2007 as compared to the year-ago period due primarily to an increase in sales, and to a lesser extent an increase in the margins of such loans.

Net Interest Income and Provision for Loan Losses

Net interest income is summarized below:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Net interest income (expense):
Banking Segment loans and securities	$510,753	$437,908
Mortgage Banking Segment:
Loans and securities	110,383	148,838
Loan Servicing Sector:
Net interest income on custodial balances	203,820	160,027
Interest expense	(228,524)	(145,882)
Capital Markets Segment securities inventory	24,480	32,363
Other	110,025	61,181
Net interest income	730,937	694,435
Provision for loan losses	(151,962)	(63,138)
Net interest income after provision for loan losses	$578,975	$631,297

The increase in net interest income from the Banking Segment was attributable to both an increase in the net interest margin and growth in the average investment in mortgage loans and investment securities. Average interest-earning assets in the Banking Segment increased to $83.6 billion during the quarter ended March 31, 2007, an increase of $5.0 billion, or 6% over the year-ago period. Net interest margin increased to 2.44% during the quarter ended March 31, 2007, from 2.23% during the year-ago period primarily as a result of a smaller interest rate repricing lag compared to the prior period as well as a smaller proportion of pay-option ARM loans with reduced introductory interest rates.

The decrease in net interest income from Mortgage Banking Segment loans and securities reflects a decrease in the average inventory from the year-ago period and a decrease in net interest margin from the year-ago period. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Short-term interest rates rose more than long-term mortgage interest rates between the year-ago period and the quarter ended March 31, 2007, reducing the net interest margin.

Net interest income from custodial balances increased in the current period due to an increase in the earnings rate from 4.73% during the quarter ended March 31, 2006 to 5.11% during the quarter ended March 31, 2007, and by an increase of $3.4 billion in average custodial balances from the year-ago period. Interest income on custodial balances is reduced by the interest we are required to pass through to security holders on paid-off loans, which was $88.2 million and $70.0 million in the quarters ended March 31, 2007 and 2006, respectively.

Interest expense allocated to the Loan Servicing Sector increased primarily due to the effect of rising interest rates, combined with an increase in total Servicing Sector assets.

The decrease in net interest income from the Capital Markets securities portfolio is attributable to a decrease in the net interest margin from 0.27% in the quarter ended March 31, 2006 to 0.14% in the quarter ended March 31, 2007, partially offset by a 46% increase in the average inventory of securities held. The decrease in the net interest margin earned on the securities portfolio is primarily due to a larger increase in short-term financing rates compared to the increase in rates on the longer-term securities held by the Capital Markets Segment. The decline in net interest income was more than offset by an increase in gain on sale.

The increase in the provision for loan losses was due to rising delinquencies combined with higher estimates of defaults and seasoning of the Banking Segment’s loan portfolio, and to a lesser extent to deteriorating credit performance of loans held for investment in our Mortgage Banking Segment.

Loan Servicing Fees and Other Income from MSRs and Retained Interests

Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Servicing fees, net of guarantee fees(1)	$1,038,643	$913,462
Income from retained interests	148,322	133,973
Late charges	90,273	67,341
Prepayment penalties	78,796	53,786
Global Operations Segment subservicing fees	—	11,322
Ancillary fees	31,255	20,003
Total loan servicing fees and income from MSRs and retained interests	$1,387,289	$1,199,887

(1)          Includes contractually specified servicing fees.

The increase in servicing fees, net of guarantee fees, was principally due to a 17% increase in the average servicing portfolio, partially offset by a decrease in the overall annualized net service fee earned from 0.326% of the average portfolio balance during the quarter ended March 31, 2006 to 0.316% during the quarter ended March  31, 2007.

The increase in income from retained interests was due primarily to a 17% increase in the average investment in these assets from the quarter ended March  31, 2006 to the quarter ended March  31, 2007 partially offset by a reduction in the yield on such instruments from 18% in the year ago quarter to 17% in the current quarter. Income from retained interests excludes any impairment charges or recoveries, which are included in impairment of retained interests in the consolidated statement of earnings. These investments include interest-only, principal-only and residual securities that arise from the securitization of mortgage loans, primarily Nonprime Mortgage and Prime Home Equity Loans.

Realization of Expected Cash Flows from Mortgage Servicing Rights

The change in fair value of MSRs that is included in earnings for the quarters ended March 31, 2007 and 2006 consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in fair value resulting from changes in interest rates and other market factors. The realization of expected cash flows from MSRs resulted in a value reduction of $924.7 million and $738.6 million during the quarters ended March 31, 2007 and 2006, respectively.

Change in Fair Value of Mortgage Servicing Rights

We recorded an increase in the fair value of the MSRs in the quarter ended March 31, 2007 of $179.0 million, primarily as a result of the effect of a steepening yield curve during the quarter which lowered expected future prepayment speeds. We recorded an increase in the fair value of the MSRs in the quarter ended March 31, 2006 of $978.3 million due to increasing mortgage rates during that period.

Impairment of Retained Interests

In the quarter ended March 31, 2007, we recognized impairment of retained interests of $429.6 million. Impairment charges of $231.0 million were related to nonprime and related residual interests and

$135.3 million were related to subordinated interests on prime home equity lines of credit securitizations. These impairment charges were driven by increased estimates for future losses on the loans underlying these securities as well as increased market yield requirements for the nonprime securities. In addition, we recognized impairment of $63.3 million on other retained interests where we did not retain credit risk as a result of increased market yield requirements.

In the quarter ended March 31, 2006, we recognized impairment of retained interests of $120.7 million. The collateral underlying certain of these residuals is fixed-rate while the pass-through rate is floating. An increase in projected short-term interest rates during the period caused compression of the spread on such residuals, which resulted in a decline in their value.

Servicing Hedge Losses

The Servicing Hedge is designed to supplement the macro hedge and to offset a portion of the change in value of MSRs and retained interests recorded in current period earnings. The values of the derivatives and securities that are the primary components of the Servicing Hedge are tied to long-term mortgage, swap and Treasury rates. These rates decreased slightly during the quarter ended March 31, 2007. In addition, the Company uses credit default swaps to moderate a negative impact on earnings caused by credit spread-driven declines in fair value. During the current quarter, credit spreads widened, resulting in a gain related to the credit default swaps. As a result, the Servicing Hedge realized a loss of $113.7 million, including $125.0 million of time value decay of the options included in the Servicing Hedge (our “hedge cost”) and a $57.2 million gain related to the credit default swaps.

In the quarter ended March 31, 2006, long-term mortgage, swap and Treasury rates increased. As a result, the Servicing Hedge incurred a loss of $885.9 million, including $133.0 million of hedge cost.

In a stable interest rate environment, we expect to incur no significant declines in value of MSRs other than recovery of our investment through the realization of cash flows. However, we expect to incur hedge costs. The level of Servicing Hedge gains or losses in any period depends on various factors such as the size and composition of the hedge, the shape of the yield curve and the level of implied interest rate volatility.

Net Insurance Premiums Earned

An increase in premiums earned on the lender-placed and voluntary auto insurance lines of business along with an increase in reinsurance premiums earned contributed to the $54.4 million increase in net insurance premiums earned.

Other Revenue

Other revenue consisted of the following:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Appraisal fees, net	$40,135	$31,262
Credit report fees, net	18,138	19,346
Title services	14,353	9,934
Insurance agency commissions	8,661	7,340
Increase in cash surrender value of life insurance	4,790	6,589
Global Operations Segment processing fees	1,669	10,247
Other	72,523	45,885
Total other revenue	$160,269	$130,603

Global Operations Segment processing fees decreased during the quarter ended March 31, 2007 as compared to the year-ago period due to the termination of our joint venture with Barclays Bank, PLC.

Compensation Expenses

Compensation expenses were virtually unchanged in the quarter ended March 31, 2007 as compared to the year-ago period. Details are presented below:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Base salaries	$573,752	$553,828
Incentive bonus and commissions	446,943	456,299
Payroll taxes and other benefits	223,975	222,860
Deferral of loan origination costs	(169,262)	(158,169)
Total compensation expenses	$1,075,408	$1,074,818

Average workforce by segment is summarized below:

	Quarters Ended March 31,
	2007	2006
Mortgage Banking	40,541	40,213
Banking	2,011	2,220
Capital Markets	928	712
Insurance	2,049	2,144
Global Operations	2,872	2,411
Corporate Administration	6,818	6,893
Average workforce, including temporary staff	55,219	54,593

In the Loan Production Sector, compensation expenses decreased $12.1 million, or 2%, before the deferral of loan origination costs, because of a change in product and channel mix partially offset by a 2% increase in average staff to support our capacity growth efforts.

The decrease in compensation expense in the Loan Production Sector was partially offset by a $10.9 million increase in compensation expense in the Capital Markets Segment due to an increase in the average headcount, relating to new lines of business.

Incremental direct costs associated with the origination of loans are deferred when incurred. Subsequent treatment of these costs is based on whether the loans are held for sale or held for investment. If the loan is sold, the costs deferred are included as a component of gain on sale in the period sold; if the loan is held for investment, the deferred costs are amortized to interest income over the life of the loan. Deferral of loan origination costs increased due to an increase in the volume of loans produced.

Occupancy and Other Office Expenses

Occupancy and other office expenses are summarized below:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Office and equipment rentals	$66,398	$52,951
Depreciation expense	57,311	47,771
Utilities	40,613	40,189
Postage and courier service	25,151	25,217
Office supplies	19,949	22,425
Repairs and maintenance	16,304	16,431
Dues and subscriptions	15,100	15,695
Other	23,387	24,652
Total occupancy and other office expenses	$264,213	$245,331

Occupancy and other office expenses for the quarter ended March 31, 2007 increased by 8%, or $18.9 million, reflecting growth in facilities acquired to accommodate planned growth.

Insurance Claim Expenses

Insurance claim expenses were $57.3 million for the quarter ended March 31, 2007 as compared to $124.0 million for the year-ago period. The decrease in insurance claim expenses was driven by a $74.0 million reversal of loss reserves related to the reinsurance 2003 books of business, on which negligible remaining loss exposure was deemed to exist in the first quarter of 2007. This compares to a reversal of $5.0 million of loss reserves related to the reinsurance 2002 books of business in the year-ago quarter.

Advertising and Promotion Expenses

Advertising and promotion expenses increased 16% from the quarter ended March 31, 2006, as a result of the increasing competition for lending business as the mortgage market volume declines.

Other Operating Expenses

Other operating expenses are summarized below:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Insurance commission expense	$49,872	$45,382
Legal, consulting, accounting and auditing expenses	38,525	50,362
Insurance	36,310	14,732
Travel and entertainment	21,086	36,357
Taxes and licenses	17,362	15,365
Software amortization and impairment	17,239	14,418
Losses on servicing-related advances	9,753	12,324
Other	74,216	48,892
Deferral of loan origination costs	(26,325)	(25,668)
Total other operating expenses	$238,038	$212,164

The increase in operating expenses reflects an increase in purchased mortgage insurance expense relating to the Banking Operations portfolio of loans held for investment of $11.1 million and overall growth in the Company during the quarter ended March 31, 2007.

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

We manage price risk through the natural counterbalance of our loan production and servicing businesses. We also use various financial instruments, including derivatives, to manage price risk related specifically to the values of our IRLC, mortgage loans and MBS held pending sale (“Mortgage Loan Inventory”), MSRs and retained interests and trading securities, as well as a portion of our debt.

We manage interest rate risk in our Banking Segment by funding the segment’s interest-earning assets with liabilities of similar duration or a combination of derivative instruments and certain liabilities that create repricing characteristics that more closely reflect the repricing behaviors of those assets than of the liabilities alone.

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

We employ various commonly used modeling techniques to value our financial instruments in connection with these sensitivity analyses. For mortgage loans, MBS, MBS forward contracts, collateralized mortgage obligations, interest-only securities and MSRs, we use option-adjusted spread models. The primary assumptions used in these models for the purpose of these sensitivity analyses are the prepayment speeds and implied market volatility of interest rates. For options and interest rate floors, we use an option-pricing model. The primary assumption used in this model is implied market volatility of interest rates. For retained interests, with the exception of interest-only securities we use a zero volatility discounted cash flow model. The primary assumptions used in these models are prepayment rates, discount rates and credit losses.

The following table summarizes the estimated change in fair value of our interest-rate-sensitive assets, liabilities and commitments as of March 31, 2007, given several hypothetical, (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(in millions)
MSRs and financial instruments:
MSRs and retained interests	$(3,651)	$(1,671)	$1,308	$2,232
Impact of Servicing Hedge:
Mortgage-based	523	260	(257)	(510)
Swap-based	3,043	1,306	(846)	(1,357)
Treasury-based	400	154	(45)	(69)
MSRs and retained interests, net	315	49	160	296
Interest rate lock commitments	330	236	(398)	(888)
Mortgage Loan Inventory	1,019	676	(952)	(2,082)
Impact of associated derivative instruments:
Mortgage-based	(1,415)	(925)	1,278	2,778
U.S. Treasury-based	121	43	14	44
Eurodollar-based	(76)	(42)	60	130
Interest rate lock commitments and Mortgage Loan Inventory, net	(21)	(12)	2	(18)
Banking Operations:
Securities portfolio	200	131	(187)	(418)
Mortgage loans held for investment	643	347	(390)	(819)
Deposit liabilities	(355)	(184)	194	394
Federal Home Loan Bank advances	(372)	(176)	158	305
Countrywide Bank, net	116	118	(225)	(538)
Notes payable and capital securities	(643)	(324)	314	603
Impact of associated derivative instruments:
Swap-based	210	108	(111)	(227)
Notes payable and capital securities, net	(433)	(216)	203	376
Insurance company investment portfolios	54	28	(30)	(61)
Net change in fair value related to MSRs and financial instruments	$31	$(33)	$110	$55
Net change in fair value related to broker-dealer trading securities	$35	$18	$(18)	$(39)

The following table summarizes the estimated change in fair value of the Company’s interest-rate-sensitive assets, liabilities and commitments as of December 31, 2006, given selected hypothetical (instantaneous) parallel shifts in the yield curve:

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

Sale of Loans—Representations and Warranties

Nearly all of the mortgage loans that we originate or purchase in our Mortgage Banking and Capital Markets Segments are sold into the secondary mortgage market primarily in the form of securities, and to a lesser extent as whole loans. In connection with such sales, we have liability under the representations and warranties we make to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our representations and warranties are generally not subject to stated limits. However, our contractual liability arises only when the representations and warranties are breached. We attempt to limit our risk of incurring these losses by structuring our operations to ensure consistent production of quality mortgages and servicing those mortgages at levels that meet or exceed secondary mortgage market standards. We make significant investments in personnel and technology to ensure the quality of our mortgage loan production. The liability for this recourse resulting from a breach of our representations and warranties totaled $365.3 million and $390.2 million at March 31, 2007 and December 31, 2006, respectively. The decrease in this liability is due to charge-offs partially offset by a provision of $17.0 million related to loan sales in the current period.

Securitization Credit Recourse

When we securitize our mortgage loans, we may retain credit risk. As described in more detail in our 2006 Annual Report, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Mortgage Loans generally are securitized with limited recourse for credit losses.

Our exposure to credit losses related to our recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. These amounts are as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Subordinated Interests:
Prime home equity line of credit transferor’s interest	$781,075	$698,047
Prime home equity residual securities	617,276	778,574
Nonprime residuals and other related securities	382,601	541,708
Subordinated mortgage-backed pass-through securities	47,286	1,382
Prime residual securities	7,714	12,756
	$1,835,952	$2,032,467
Corporate guarantees in excess of recorded liability	$522,752	$490,542

Expected future credit losses are considered in the determination of the fair value of the subordinated interests.

The total credit losses realized for the quarters ended March 31, 2007 and 2006 related to all of our mortgage loan sales activities are summarized as follows:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Nonprime and prime securitizations with retained residual interest	$84,992	$24,005
Repurchased or indemnified loans	41,939	12,616
Prime home equity securitizations with retained residual interest	36,326	11,915
Nonprime securitizations with corporate guarantee	1,431	2,429
Prime home equity securitizations with corporate guarantee	—	2,542
VA losses in excess of VA guarantee	348	488
	$165,036	$53,995

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

Mortgage Loans Originated or Purchased for Investment

Our portfolio of mortgage loans originated or purchased for investment is held in our Banking Operations and consists primarily of Prime Mortgage and Prime Home Equity Loans, with unpaid principal balances that amounted to $68.5 billion at March 31, 2007.

We assess a loan’s quality by considering the borrower’s credit profile and the quality of collateral securing the loan. Where a proposed loan’s combined loan-to-value ratio is higher than a specified level, which is usually 80% for conventional loans, we generally require the borrower to supplement the collateral with primary mortgage insurance. In addition, we have taken steps in recent years to credit enhance our investment loan portfolio by acquiring supplemental mortgage insurance coverage. As of March 31, 2007, $19.8 billion of Banking Operations’ residential loan portfolio was covered by supplemental mortgage insurance purchased by the Bank on specified pools of loans. The maximum coverage available under these policies on a combined basis is $851.3 million. While these policies generally provide for first loss coverage, some Bank-purchased policies require premium adjustments if claims exceed specified levels. Furthermore, coverage limits vary by policy, with some policies having limits at the pool level, and others at the loan level.

Following is a summary of our Banking Operations’ residential mortgage loans, together with applicable mortgage insurance, by original combined loan-to-value ratio at March 31, 2007:

	March 31, 2007
Original Combined Loan-to-Value:	Unpaid Principal Balance (“UPB”)	UPB with Lender Purchased Mortgage Insurance(1)	UPB with Borrower Purchased Mortgage Insurance
	(in thousands)
< 50%	$3,365,433	$505,584	$—
50.01 - 60.00%	3,003,570	684,109	—
60.01 - 70.00%	7,778,325	2,173,899	—
70.01 - 80.00%	23,162,959	7,261,925	—
80.01 - 90.00%	19,890,928	6,408,708	2,099,881
90.01 - 100.00%	11,211,357	2,724,271	1,209,598
>100.00%	66,325	8,080	9,744
	$68,478,897	$19,766,576	$3,319,223

(1)          These amounts may include loans with borrower paid mortgage insurance.

Nonperforming assets (comprised of non-accrual loans and foreclosed assets) and the allowance for loan losses related to mortgage loans originated or purchased for investment at period end are summarized as follows:

	March 31, 2007		December 31, 2006
	Amount	% of Banking Operations Assets	Amount	% of Banking Operations Assets
	(dollar amounts in thousands)
Nonaccrual loans:
Residential	$693,850	0.82%	$519,083	0.63%
Foreclosed real estate:
Residential	110,059	0.13%	27,416	0.03%
Total nonperforming assets	$803,909	0.95%	$546,499	0.66%

	Amount	% of Nonaccrual Loans	Amount	% of Nonaccrual Loans
Allowances for credit losses:
Allowance for loan losses:
Residential	$318,083	45.84%	$228,692	44.06%
Liability for unfunded loan commitments	13,759		8,104
Total allowances for credit losses	$331,842	47.83%	$236,796	45.62%

	Quarter Ended March 31, 2007		Quarter Ended March 31, 2006
	Amount	Net Charge-offs as % Average Investment Loans	Amount	Net Charge-offs as % Average Investment Loans
Net charge-offs:
Banking Operations	$33,057	0.19%	$6,665	0.04%

The increase in our nonperforming assets and the increase in the allowance for loan losses from the year-ago period reflect prevailing real estate market and economic conditions and the growth and seasoning of our investment loan portfolio. We expect the level of nonperforming assets and credit losses to increase, both in absolute terms and as a percentage of our loan portfolio as our loan portfolio continues to season and as current market conditions develop. However, we believe that our investment criteria have provided us with a high quality investment portfolio and that our credit losses should remain within acceptable levels.

The provision for loan losses and the related allowance for loan losses are affected by many factors, including economic conditions (for example, housing prices, interest rates and unemployment rates), the borrower’s credit profile, the loan’s payment requirements, loan seasoning and prepayments and the level of purchased credit enhancement.

Mortgage Warehouse Lending Advances

We hold a portfolio of commercial loans made to other mortgage lenders to finance their inventories pending sale to Countrywide and other lenders. Our portfolio of mortgage loan warehouse advances totaled $2.8 billion and the average loan balance was $19.8 million at March 31, 2007. These loans are underwritten by assessing the creditworthiness of the borrowers. This includes reviewing both borrower-provided financial information and publicly available credit rating information and press coverage, as well as understanding the borrowers’ operational controls and product risk and assessments of collateral. We monitor the length of time that advances are outstanding against specific loans and may require the borrower to pay off aged advances. We also monitor the fair value of our collateral to ensure that the level of collateral posted is adequate to repay our advance in the event of default by our borrower and we may require our warehouse lending borrowers to post specified levels of cash collateral to supplement the mortgage loan collateral. We also regularly review updated financial information of borrowers, including pipeline and hedging positions. We incurred no credit losses related to this activity during the quarter ended March 31, 2007.

Other Mortgage Loans Held for Investment

Other loans held for investment are in our Mortgage Banking Segment and include loans we have repurchased—either to remedy a violation of a representation or warranty made in a loan sale, to minimize the cost of servicing a severely delinquent loan insured or partially guaranteed by the FHA or VA or in connection with a clean-up call. We make provisions for losses that may arise from breaches of representations and warranties when we record the sale of these loans and we adjust our estimates for losses on these loans quarterly. We record such loans at fair value when they are repurchased and any resulting loss is charged against the liability we established when the loans were sold. We may determine that a small percentage of the loans that we originate or purchase for sale will not be sold because of a defect, which may include a document deficiency, changes in secondary market conditions or deterioration of the credit status of the loan while it was held for sale. Such loans are transferred to the held for investment category at the lower of cost or fair value and any loss is recorded as a component of gain on sale of loans or securities in current period earnings. Subsequent losses that may result from deteriorations in the credit quality of the loans are included in our provision for loan losses.

Mortgage Loans Held for Sale

At March 31, 2007, mortgage loans held for sale amounted to $32.3 billion. While the loans are in inventory of the Mortgage Banking and Capital Markets Segments, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. These loans are carried at the lower of cost or market value, which incorporates a reduction in value for impaired loans.

A small portion of loans held for sale have been placed on nonaccrual status. This includes distressed loans that are generally purchased at a discount as part of the conduit activities of the Capital Markets Segment and loans whose credit quality has deteriorated during the time that they have been held for sale.

Nonperforming assets, which includes loans held for investment (other than those originated or purchased for investment), loans held for sale that have been placed on nonaccrual and foreclosed assets, and the allowance for loan losses are summarized as follows:

	March 31, 2007	December 31, 2006
	Amount	Amount
	(dollar amounts in thousands)
Non-accrual loans(1)(2):
Residential
Loans held for investment—credit risk retained by Countrywide(3)	$139,388	$158,802
Commercial	—	—
Total non-accrual loans	139,388	158,802
Foreclosed real estate:
Other
Residential	276,160	223,747
Commercial	—	—
Total foreclosed real estate	276,160	223,747
Total nonperforming assets	$415,548	$382,549

	Amount	% of Nonaccrual Loans	Amount	% of Nonaccrual Loans
Allowances for loan losses(4):
Residential	$41,788	29.98%	$19,524	12.29%
Commercial	14,496	N/M	12,838	N/M
	$56,284	40.38%	$32,362	20.38%

	Quarter Ended March 31, 2007		Quarter Ended March 31, 2006
	Amount	Net Charge-offs as % Average Investment Loans	Amount	Net Charge-offs as % Average Investment Loans
Net charge-offs:
Mortgage Banking & Other	$5,592	0.44%	$59,756	4.64%

(1)          Excludes $1,233.0 million and $1,254.9 million, at March 31, 2007 and at December 31, 2006, respectively, of loans that we have the option but not the obligation to repurchase that are required to be included in our balance sheet but which we have not exercised the option to repurchase.

(2)          Excludes nonaccrual loans that are carried on the consolidated balance sheet at the lower of cost or fair value and government-guaranteed loans held for investment, as shown below:

	March 31, 2007	December 31, 2006
	(in thousands)
Loans held for sale	$479,527	$566,610
Government guaranteed loans, held for investment	307,895	334,465
	$787,422	$901,075

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

The increase in the allowance for loan losses from December 31, 2006 is due mainly to an increase in the allowance requirements for loans held for investment in the Mortgage Banking Segment.

Mortgage Reinsurance

We provide mortgage reinsurance on certain mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we provide aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of March 31, 2007, approximately $94.1 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At March 31, 2007, the maximum aggregate losses under the reinsurance contracts were limited to $931.8 million. We are required to pledge securities to cover this potential liability. For the quarter ended March 31, 2007, we did not experience any losses under our reinsurance contracts.

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

The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements at March 31, 2007, before and after collateral held by us, was as follows:

	March 31,
	2007	2006
	(in millions)
Aggregate credit exposure before collateral held	$1,439	$701
Less: collateral held	(914)	(362)
Net aggregate unsecured credit exposure	$525	$339

For the quarters ended March 31, 2007 and 2006, we incurred no credit losses due to non-performance of any of our counterparties.

Loan Servicing

The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated.

	Quarters Ended March 31,
	2007	2006
	(in millions)
Beginning owned servicing portfolio	$1,280,119	$1,081,189
Add: Residential loan production(1)	113,338	104,971
Purchased MSRs (bulk acquisitions)	12,437	101
Less: Principal repayments	(70,554)	(59,782)
Ending owned servicing portfolio	1,335,340	1,126,479
Subservicing portfolio	16,258	26,172
Total servicing portfolio	$1,351,598	$1,152,651
MSR portfolio	$1,242,111	$1,024,220
Mortgage loans owned	93,229	102,259
Subservicing portfolio	16,258	26,172
Total servicing portfolio	$1,351,598	$1,152,651

(1)          Excludes purchases from third parties in which servicing rights were not acquired.

	March 31,
	2007	2006
	(dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$1,112,107	$910,349
Nonprime Mortgage	122,679	114,378
Prime Home Equity	45,861	51,486
FHA-insured mortgage	40,171	37,112
VA-guaranteed mortgage	14,522	13,154
Total owned portfolio	$1,335,340	$1,126,479
Delinquent mortgage loans(1):
30 days	2.40%	2.02%
60 days	0.81%	0.64%
90 days or more	1.08%	1.02%
Total delinquent mortgage loans	4.29%	3.68%
Loans pending foreclosure(1)	0.69%	0.47%
Delinquent mortgage loans(1):
Conventional	2.31%	2.06%
Nonprime Mortgage	16.67%	12.51%
Prime Home Equity	2.96%	1.43%
Government	11.06%	11.61%
Total delinquent mortgage loans	4.29%	3.68%
Loans pending foreclosure(1):
Conventional	0.36%	0.21%
Nonprime Mortgage	3.61%	2.35%
Prime Home Equity	0.11%	0.06%
Government	1.21%	1.08%
Total loans pending foreclosure	0.69%	0.47%

(1)          Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their collection status.

We attribute the overall increase in delinquencies in our servicing portfolio primarily to portfolio seasoning and changing economic and housing market conditions. In addition, changing borrower profiles and higher combined loan-to-value ratios contributed to the increased nonprime delinquency. We believe the delinquency rates in our servicing portfolio are consistent with rates for similar mortgage loan portfolios in the industry.

Liquidity and Capital Resources

We regularly forecast our potential funding needs over three-month and longer horizons, taking into account debt maturities and potential peak balance sheet levels. We establish reliable sources of liquidity sized to meet a range of potential future funding requirements. We currently have $94.4 billion in available sources of short-term liquidity, which represents a decrease of $2.0 billion from December 31, 2006. We believe we have adequate financing capacity to meet our currently foreseeable needs.

As part of our ongoing capital optimization plan, the Board of Directors has authorized a share repurchase program of up to $2.5 billion. In connection with this program, we repurchased $1.5 billion of our common stock in the fourth quarter of 2006 financed through the issuance of enhanced trust preferred securities.

On March 12, 2007, the Bank converted its charter from a national bank to a federal savings bank. As a result of this conversion, the Company became a savings and loan holding company, and is no longer a bank holding company. As a savings and loan holding company, Countrywide Financial Corporation is no longer subject to specific capital requirements. Countrywide Bank’s capital is calculated in compliance with the requirements of the Office of Thrift Supervision (“OTS”), which are similar to those of the Office of the Comptroller of the Currency, the Bank’s former regulator. At March 31, 2007, the Bank’s regulatory capital ratios and amounts and minimum required capital ratios for the Bank to maintain a “well capitalized” status were as follows:

	Minimum	Countrywide Bank
	Required(1)	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Capital	5.0%	8.1%	$7,634,072
Risk-Based Capital:
Tier 1	6.0%	13.0%	$7,634,072
Total	10.0%	13.5%	$7,927,016

(1)          Minimum required to qualify as “well capitalized.”

Had Countrywide Bank’s capital been calculated in compliance with the OTS requirements at December 31, 2006, its regulatory capital ratios and amounts and minimum required capital ratios would have been as follows:

	Minimum	Countrywide Bank
	Required(1)	Ratio	Amount
	(dollar amounts in thousands) (Proforma)
Tier 1 Capital	5.0%	7.6%	$7,100,439
Risk-Based Capital:
Tier 1	6.0%	12.4%	$7,100,439
Total	10.0%	12.8%	$7,337,235

(1)          Minimum required to qualify as “well capitalized.”

Countrywide Bank is also required by the OTS regulations to maintain tangible capital of at least 1.5% of assets. The Bank’s tangible capital ratio was 8.1% and 7.6% at March 31, 2007 and December 31, 2006, respectively.

Cash Flows

Cash used by operating activities was $2.6 billion for the quarter ended March 31, 2007, compared to cash provided by operating activities of $3.8 billion for the quarter ended March 31, 2006. Cash used by operating activities includes the cash used for the origination and purchase of mortgage loans held for sale and the proceeds from the sales and principal repayments of such mortgages. We generally retain servicing rights and may retain other interests when these loans are sold. The transfer of the amounts retained is a non-cash investing activity. See Note 16—Supplemental Cash Flow Information in the financial statement section of this report. In the quarter ended March 31, 2007 funds used to originate and purchase mortgage loans exceeded proceeds from the sales of mortgage loans by $2.4 billion, which resulted in cash used by operating activities. In the quarter ended March 31, 2006 proceeds from the sales and principal repayments of mortgage loans exceeded funds used to originate and purchase mortgage loans by $4.9 billion, which resulted in cash provided by operating activities.

Net cash used by investing activities was $4.4 billion for the quarter ended March 31, 2007, compared to $3.0 billion for the quarter ended March 31, 2006. The increase in net cash used by investing activities was attributable to a $5.9 billion increase in net additions to investments in other financial instruments, combined with a $3.4 billion increase in securities purchased under agreements to resell, securities borrowed and federal funds sold, partially offset by a $7.9 billion decrease in repayment (additions) to loans held for investment.

Net cash provided by financing activities for the quarter ended March 31, 2007 totaled $6.8 billion, compared to $0.8 billion for the quarter ended March 31, 2006. In the current quarter short-term borrowings, including securities sold under agreements to repurchase, increased $7.8 billion compared to the year-ago quarter when such borrowings declined by $6.4 billion. Partially offsetting the increase in cash provided by short-term borrowings was a $4.0 billion reduction in cash provided by deposit liabilities and a reduction in long-term debt. In the quarter ended March 31, 2007, long-term debt decreased $3.1 billion compared to an increase in long-term debt of $1.3 billion in the quarter ended March 31, 2006.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

In the ordinary course of our business we engage in financial transactions that are not reflected on our balance sheet. (See Note 2—Summary of Significant Accounting Policies in our 2006 Annual Report for a description of our consolidation policy.) Such transactions are structured to manage our interest rate, credit or liquidity risks, to diversify funding sources or to optimize our capital.

Most of our off-balance sheet arrangements relate to the securitization of mortgage loans. Our mortgage loan securitizations are normally structured as sales as specified by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), and as such involve the transfer of the mortgage loans to qualifying special-purpose entities that are not subject to consolidation. In a securitization, an entity transferring the assets is able to convert those assets into cash. Special-purpose entities used in such securitizations obtain cash by issuing securities representing beneficial interests in the transferred assets to investors. In a securitization, we customarily provide representations and warranties with respect to, and we generally retain the right to service, the transferred mortgage loans.

We also generally have the right to repurchase mortgage loans from the special-purpose entity if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans becomes burdensome in relation to the benefits of servicing.

Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Loans generally are securitized with limited recourse for credit losses. During the quarter ended March 31, 2007, we securitized $14.6 billion in Nonprime Mortgage and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Management.

We do not believe that any of our off-balance sheet arrangements have had, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Our material contractual obligations were summarized and included in our 2006 Annual Report. There have been no material changes outside the ordinary course of our business in the contractual obligations as summarized in our 2006 Annual Report during the three months ended March 31, 2007.

Prospective Trends

United States Mortgage Market

Over the last decade, total mortgage indebtedness in the United States has grown at an average annual rate of 11%. Over the long term, we believe that continued population growth, ongoing developments in the mortgage market and the prospect of relatively low interest rates support growth in the market for the foreseeable future. Some of the ongoing developments in the mortgage market that we believe will contribute to its growth include government-sponsored programs targeted to increase homeownership in low-income and minority communities, the growth of prime home equity lending as a major form of consumer finance and the increasing efficiency of the secondary mortgage market that lowers the overall cost of homeownership. In the short-term however, the U.S. housing market is undergoing a significant contraction and lenders and investors are tightening their credit standards. Therefore both mortgage origination volumes and growth in total mortgage indebtedness is likely to slow in the short-term.

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

To compete effectively in this environment, mortgage lenders must have a very high level of operational, technological and managerial expertise. In addition, the residential mortgage business has become more capital-intensive and therefore access to capital at a competitive cost is critical. Primarily because of these factors, the industry continues its consolidation trend.

Today, large and sophisticated financial institutions dominate the residential mortgage industry. These industry leaders are primarily commercial banks operating through their mortgage banking subsidiaries. According to the trade publication Inside Mortgage Finance, the top five originators produced 51% of all loans originated during the first three months of the calendar year 2007, as compared to 48% during the three months ended December 31, 2006. (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.)

The loan volume for the top five originators, according to Inside Mortgage Finance, is as follows:  (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.):

Institution	Three Months Ended March 31, 2007	Three Months Ended December 31, 2006
	(in billions)
Countrywide	$115	$122
Wells Fargo Home Mortgage	88	87
CitiMortgage	55	51
Chase Home Finance	47	44
Bank of America Mortgage	43	44
Total for Top Five	$348	$348

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

Compared to Countrywide, the other industry leaders are less reliant on the secondary mortgage market as an outlet for mortgages, due to their greater portfolio lending capacity. This could place us at a competitive disadvantage in the future if either the secondary mortgage market does not continue to provide a competitive outlet for our loans, or we are unable to sustain an adequate portfolio lending capacity.

Housing Appreciation

Increasing housing values affect us in several ways. Rising housing values point to healthy demand for purchase-money mortgage financing and increased average loan balances and a reduction in the risk of loss on sale of foreclosed real estate in the event a loan defaults. However, as housing values appreciate, prepayments of existing mortgages tend to increase as borrowers look to monetize the additional equity in their homes. Over the last several years, the housing price index has significantly outpaced the consumer price index and growth in personal income. Recently, we have seen a moderation in housing price appreciation and we expect housing values to increase at a slower rate in the coming years than in the past several years. Although it is likely that certain markets will experience housing price depreciation, we believe that price depreciation will not persist nationwide for an extended period of time. Over the long term, we expect that housing appreciation will be positively correlated with both consumer price inflation and growth in personal income.

Secondary Mortgage Market Investor Demand

Changes in investor demand for mortgage loans can have a significant impact on our ability to access the secondary mortgage market as a competitive outlet. In 2007, we have seen an increase in investor required yields for nonprime loans together with a lessening in the liquidity of such loans. During the quarter ended March 31, 2007, we recorded a $217.8 million write-down of our inventory of nonprime loans and $231.0 million impairment of our nonprime and related residuals interests reflecting reduced appetite for these loans in the marketplace. This trend has negatively affected our ability and willingness to sell such loans into the secondary mortgage market, the revenues we realize on those loans that we do sell and the availability and pricing of such loans to consumers. If this trend continues we may be required to record additional impairment of our credit-subordinated securities backed by nonprime loans.

Impact of Declines in Credit Performance

With the current contraction in the U.S. housing market and the resulting slowdown in price appreciation (or price depreciation in some markets), along with worsening economic conditions, the credit losses we experience may increase in the future. In 2007, we have observed a marked decline in credit performance (as adjusted for age) for recent vintages, especially those loans with higher risk characteristics, including limited documentation, higher loan-to-value ratios or weak credit scores. Deterioration in the credit performance of these loans could result in increased losses, future impairment of our related credit-subordinated securities and higher claims under our representations and warranties.

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

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. The Company has determined that it will adopt SFAS 157 on its effective date of January 1, 2008 and the financial impact, if any, upon adoption has not yet been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company has determined that it will adopt SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but has not yet determined the financial impact, if any, upon adoption.

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

•       Increased delinquency rates of borrowers

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

•       Negative public opinion that could damage our reputation

•       Changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which the Company operates

•       Incomplete or inaccurate information provided by customers and counterparties, or adverse changes in the financial condition of our customers and counterparties

•       Operational risk

•       Failure to attract and retain a highly skilled workforce

•       New lines of business or new products and services may subject us to additional risks

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

In response to this Item, the information set forth on pages 53 to 55 of this Form 10-Q is incorporated herein by reference.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

We have conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company, including our consolidated subsidiaries in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, by others within those entities during the period in which this quarterly report on Form 10-Q was being prepared.

Internal Control over Financial Reporting

Changes to Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows repurchases by the Company of its common stock for each calendar month during the quarter ended March 31, 2007.

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
January	74,406	$42.69	n/a	n/a
February	3,080	$40.18	n/a	n/a
March	33,205	$34.44	n/a	n/a
Total	110,691	$40.15	n/a	$1.0 billion

(1)          The shares indicated in this table represent shares of common stock repurchased and the withholding of a portion of restricted shares and stock appreciation rights to cover taxes on vested restricted shares and exercised stock appreciation rights.

(2)          In November 2006, the Board of Directors authorized a share repurchase program of up to $2.5 billion. In connection with this program, the Company repurchased 38,639,876 shares of its common stock in November 2006 for $1.5 billion, financed through the issuance of junior subordinated debentures.

Item 6.                        Exhibits

(a)         Exhibits

See Index of Exhibits on page 72.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION
(Registrant)
Dated: May 9, 2007	By:	/s/ DAVID SAMBOL
David Sambol
President and Chief Operating Officer
Dated: May 9, 2007	By:	/s/ ERIC P. SIERACKI
Eric P. Sieracki
Executive Managing Director and Chief Financial Officer

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q
March 31, 2007

INDEX OF EXHIBITS

Exhibit No.		Description
+10.137	*

Employment Agreement dated January 1, 2007 by and between the Company and David Sambol (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 29, 2007).

+10.138		Fourth Amendment, dated September 10, 2004, to the Company’s Deferred Compensation Plan Amended and Restated Effective March 2000.
+10.139		Fifth Amendment, dated September 23, 2005, to the Company’s Deferred Compensation Plan Amended and Restated Effective March 2000.
+10.140		Sixth Amendment, effective January 1, 2005, to the Company’s Executive Deferred Compensation Plan Amended and Restated Effective March 2000.
+10.141		Amendment One to the Company’s Selected Employee Deferred Compensation Plan, dated July 23, 2004.
+10.142		Fifth Amendment to the Amended and Restated 2000 Equity Incentive Plan of the Company, dated November 30, 2006.
+10.143		First Amendment to the 2006 Equity Incentive Plan of the Company, dated November 30, 2006.
+10.144		Sixth Amendment to the Global Stock Plan of the Company, dated November 30, 2006.
12.1		Computation of the Ratio of Earnings to Fixed Charges.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*                    Incorporated by reference

†                    Constitutes a management contract or compensatory plan or arrangement.