Form 10-Q
period 2007-06-30
COUNTRYWIDE FINANCIAL CORP
filed 2007-08-09
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2007
Common Stock, $.05 par value	576,016,774

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q

June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
	(in thousands, except share data)
ASSETS
Cash	$1,154,032	$1,407,000
Mortgage loans held for sale	34,090,154	31,272,630
Trading securities owned, at fair value	19,271,559	20,036,668
Trading securities pledged as collateral, at fair value	3,521,522	1,465,517
Securities purchased under agreements to resell, securities borrowed and federal funds sold	26,385,089	27,269,897
Loans held for investment, net of allowance for loan losses of $512,904 and $261,054, respectively	74,056,539	78,085,757
Investments in other financial instruments, at fair value	26,601,298	12,769,451
Mortgage servicing rights, at fair value	20,087,368	16,172,064
Premises and equipment, net	1,644,141	1,625,456
Other assets	10,010,058	9,841,790
Total assets	$216,821,760	$199,946,230
LIABILITIES
Deposit liabilities	$60,292,841	$55,578,682
Securities sold under agreements to repurchase and federal funds purchased	46,186,848	42,113,501
Trading securities sold, not yet purchased, at fair value	4,145,425	3,325,249
Notes payable	77,669,067	71,487,584
Accounts payable and accrued liabilities	8,914,175	8,187,605
Income taxes payable	5,227,509	4,935,763
Total liabilities	202,435,865	185,628,384
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock—authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock—authorized, 1,000,000,000 shares of $0.05 par value; issued, 574,655,984 shares and 585,466,719 shares at June 30, 2007 and December 31, 2006, respectively; outstanding, 574,218,312 shares and 585,182,298 shares at June 30, 2007 and December 31, 2006, respectively	28,733	29,273
Additional paid-in capital	1,612,901	2,154,438
Accumulated other comprehensive loss	(136,228)	(17,556)
Retained earnings	12,880,489	12,151,691
Total shareholders’ equity	14,385,895	14,317,846
Total liabilities and shareholders’ equity	$216,821,760	$199,946,230

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited) (in thousands, except per share data)
Revenues
Gain on sale of loans and securities	$1,493,458	$1,527,450	$2,727,562	$2,888,628
Interest income	3,499,644	2,845,580	6,851,626	5,439,338
Interest expense	(2,771,648)	(2,155,106)	(5,392,693)	(4,054,429)
Net interest income	727,996	690,474	1,458,933	1,384,909
Provision for loan losses	(292,924)	(61,898)	(444,886)	(125,036)
Net interest income after provision for loan losses	435,072	628,576	1,014,047	1,259,873
Loan servicing fees and other income from mortgage servicing rights and retained interests	1,421,255	1,207,159	2,808,544	2,407,046
Realization of expected cash flows from mortgage servicing rights	(1,007,241)	(768,132)	(1,931,947)	(1,506,699)
Change in fair value of mortgage servicing rights	1,327,446	569,002	1,506,453	1,547,283
(Impairment) recovery of retained interests	(268,117)	51,498	(697,718)	(69,156)
Servicing Hedge losses	(1,373,089)	(621,074)	(1,486,827)	(1,506,944)
Net loan servicing fees and other income from mortgage servicing rights and retained interests	100,254	438,453	198,505	871,530
Net insurance premiums earned	352,384	284,226	686,561	564,019
Other	167,229	121,511	327,498	252,114
Total revenues	2,548,397	3,000,216	4,954,173	5,836,164
Expenses
Compensation	1,109,016	1,143,707	2,184,424	2,218,525
Occupancy and other office	269,017	261,080	533,230	506,411
Insurance claims	154,769	102,809	212,074	226,851
Advertising and promotion	79,540	65,686	149,557	125,916
Other	271,357	232,911	509,395	445,075
Total expenses	1,883,699	1,806,193	3,588,680	3,522,778
Earnings before income taxes	664,698	1,194,023	1,365,493	2,313,386
Provision for income taxes	179,630	471,833	446,444	907,685
NET EARNINGS	$485,068	$722,190	$919,049	$1,405,701
Earnings per share
Basic	$0.83	$1.19	$1.57	$2.32
Diluted	$0.81	$1.15	$1.53	$2.25

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(Unaudited)
	(in thousands, except share data)
Balance at December 31, 2005	600,030,686	$30,008	$2,954,019	$61,114	$9,770,719	$12,815,860
Remeasurement of mortgage servicing rights to fair value upon adoption of SFAS 156	—	—	—	—	67,065	67,065
Balance as adjusted, January 1, 2006	600,030,686	30,008	2,954,019	61,114	9,837,784	12,882,925
Comprehensive income:
Net earnings for the period	—	—	—	—	1,405,701	1,405,701
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(127,156)	—	(127,156)
Net unrealized losses from cash flow hedging instruments	—	—	—	(9,918)	—	(9,918)
Net change in foreign currency translation adjustment	—	—	—	12,120	—	12,120
Total comprehensive income						1,280,747
Issuance of common stock pursuant to stock-based compensation plans	9,811,695	498	232,775	—	—	233,273
Excess tax benefit related to stock-based compensation	—	—	62,343	—	—	62,343
Issuance of common stock, net of treasury stock	487,731	24	17,839	—	—	17,863
Issuance of common stock in conversion of convertible debt	414,868	21	1,444	—	—	1,465
Cash dividends paid—$0.30 per common share	—	—	—	—	(181,659)	(181,659)
Balance at June 30, 2006	610,744,980	$30,551	$3,268,420	$(63,840)	$11,061,826	$14,296,957
Balance at December 31, 2006	585,182,298	$29,273	$2,154,438	$(17,556)	$12,151,691	$14,317,846
Remeasurement of income taxes payable upon adoption of FIN 48	—	—	—	—	(12,719)	(12,719)
Balance as adjusted, January 1, 2007	585,182,298	29,273	2,154,438	(17,556)	12,138,972	14,305,127
Comprehensive income:
Net earnings for the period	—	—	—	—	919,049	919,049
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(130,123)	—	(130,123)
Net change in foreign currency translation adjustment	—	—	—	9,237	—	9,237
Change in unfunded liability relating to defined benefit plans	—	—	—	2,214	—	2,214
Total comprehensive income						800,377
Issuance of common stock pursuant to stock-based compensation plans	9,887,079	502	226,734	—	—	227,236
Excess tax benefit related to stock-based compensation	—	—	68,348	—	—	68,348
Issuance of common stock, net of treasury stock	652,447	33	25,862	—	—	25,895
Repurchase and cancellation of common stock	(21,503,512)	(1,075)	(862,481)	—	—	(863,556)
Cash dividends paid—$0.30 per common share	—	—	—	—	(177,532)	(177,532)
Balance at June 30, 2007	574,218,312	$28,733	$1,612,901	$(136,228)	$12,880,489	$14,385,895

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(in thousands)
Cash flows from operating activities:
Net earnings	$919,049	$1,405,701
Adjustments to reconcile net earnings to net cash used by operating activities:
Gain on sale of loans and securities	(2,727,562)	(2,888,628)
Accretion of discount on securities	(260,618)	(233,832)
Interest capitalized on loans	(456,973)	(273,469)
Amortization of deferred premiums, discounts, fees and costs, net	209,442	160,938
Accretion of fair value adjustments and discount on notes payable	(29,348)	(57,913)
Change in fair value of hedged notes payable and related interest-rate and foreign-currency swaps	(9,787)	8,408
Amortization of deferred fees on time deposits	11,113	9,594
Provision for loan losses	444,886	125,036
Change in MSR value due to realization of expected cash flows from mortgage servicing rights	1,931,947	1,506,699
Change in fair value of mortgage servicing rights	(1,506,453)	(1,547,283)
Impairment of retained interests	759,529	84,054
Servicing hedge losses	1,486,827	1,506,944
Stock-based compensation expense	48,353	82,182
Depreciation and other amortization	151,188	124,641
Provision for deferred income taxes	836,807	676,286
Origination and purchase of loans held for sale	(242,781,618)	(209,604,399)
Proceeds from sale and principal repayments of loans held for sale	236,995,850	212,007,060
Increase in trading securities	(1,290,896)	(4,373,143)
Net increase in retained interests and servicing hedge securities accounted for as trading securities	(2,097,311)	(466,779)
Increase in other assets	(267,276)	(475,592)
Increase in trading securities sold, not yet purchased, at fair value	820,176	792,156
Increase in accounts payable and accrued liabilities	446,674	798,841
(Decrease) increase in income taxes payable	(473,482)	152,584
Net cash used by operating activities	(6,839,483)	(479,914)
Cash flows from investing activities:
Decrease (increase) in securities purchased under agreements to resell, federal funds sold and securities borrowed	884,808	(1,967,830)
Repayments (additions) to loans held for investment, net	5,467,977	(10,692,342)
Sales of loans held for investment, net	—	64,876
Additions to investments in other financial instruments accounted for as available for sale	(15,809,059)	(2,071,758)
Proceeds from sale and repayment of investments in other financial instruments accounted for as available for sale	2,182,069	1,395,127
Purchases of mortgage servicing rights	(184,511)	(8,067)
Purchases of premises and equipment, net	(135,173)	(287,142)
Net cash used by investing activities	(7,593,889)	(13,567,136)
Cash flows from financing activities:
Net increase in deposit liabilities	4,703,046	11,103,539
Net increase in securities sold under agreements to repurchase and federal funds purchased	4,073,347	4,008,020
Net increase (decrease) in short-term borrowings	3,510,080	(4,162,083)
Issuance of long-term debt	24,026,503	8,639,127
Repayment of long-term debt	(21,364,797)	(4,250,919)
Excess tax benefit related to stock-based compensation	68,535	60,309
Repurchase and cancellation of common stock	(863,556)	—
Issuance of common stock	204,778	168,954
Payment of dividends	(177,532)	(181,659)
Net cash provided by financing activities	14,180,404	15,385,288
Net (decrease) increase in cash	(252,968)	1,338,238
Cash at beginning of period	1,407,000	1,031,108
Cash at end of period	$1,154,032	$2,369,346

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

The accompanying consolidated financial statements have been prepared in compliance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.

In preparing financial statements in compliance with U.S. GAAP, management is required to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, including a description of the Company’s significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006, for the Company (the “2006 Annual Report”).

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

FIN 48 was applicable beginning January 1, 2007. The opening balances of income taxes payable and retained earnings were adjusted for the cumulative effect of applying the provisions of FIN 48 as follows:

	Income Taxes Payable	Retained Earnings
	(in thousands)
Balance at December 31, 2006	$4,935,763	$12,151,691
Remeasurement of income tax liability upon adoption of FIN 48	12,719	(12,719)
Balance at January 1, 2007	$4,948,482	$12,138,972

The total amount of unrecognized tax benefits on uncertain tax positions as of January 1, 2007 was $180.6 million. If recognized, $126.8 million of unrecognized tax benefits would impact the Company’s effective income tax rate. As of June 30, 2007, there have been no material changes to the unrecognized tax benefits, including those that would impact the Company’s effective income tax rate.

As of January 1, 2007 and June 30, 2007, the Company is not aware of any tax positions for which it was reasonably possible that a change in the amount of unrecognized tax benefits during the next twelve months would significantly impact the Company’s effective income tax rate.

The Company recognizes interest and penalties related to income tax uncertainties in its provision for income taxes and income taxes payable. The after-tax equivalent of approximately $17.2 million for interest and penalties on uncertain tax positions was included in income taxes payable at January 1, 2007. As of June 30, 2007 there have been no material changes to the amounts of interest and penalties recognized in the statement of earnings or balance sheet.

As of June 30, 2007, the IRS exam team had completed its fieldwork for tax years for 2003 and 2004, and forwarded the results for administrative review.  The California Franchise Tax Board examination for 2003 and 2004 is not expected to be completed by December 31, 2007 and the 2002 tax year is still open to examination.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the quarter ended June 30, 2007, the Company recognized a non-recurring reduction of its deferred income tax liabilities resulting from moving certain of our operations to other states.  This adjustment resulted in a reduced income tax rate of 27.0 percent.

Note 3—Earnings Per Share

Basic earnings per share is determined using net earnings divided by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all potentially dilutive common shares were issued.

The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended June 30,
	2007			2006
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
	(in thousands, except per share data)
Net earnings and basic earnings per share	$485,068	583,669	$0.83	$722,190	607,831	$1.19
Effect of dilutive securities:
Dilutive stock-based compensation instruments	—	11,871		—	18,779
Diluted earnings and earnings per share	$485,068	595,540	$0.81	$722,190	626,610	$1.15

	Six Months Ended June 30,
	2007			2006
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
	(in thousands, except per share data)
Net earnings and basic earnings per share	$919,049	585,901	$1.57	$1,405,701	604,725	$2.32
Effect of dilutive securities:
Dilutive stock-based compensation instruments	—	12,963		—	18,639
Convertible debentures	—	—		15	109
Diluted earnings and earnings per share	$919,049	598,864	$1.53	$1,405,716	623,473	$2.25

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the quarters ended June 30, 2007 and 2006, options to purchase 172,011 shares and 72,890 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the six months ended June 30, 2007 and 2006, options to purchase 26,390 shares and 123,940 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 4—Loan Sales

As more fully discussed in “Note 3—Loan Sales” included in the consolidated financial statements in the 2006 Annual Report, the Company retains financial interests in its loan sales activities in the form of interest-only, principal-only and subordinated interests. The Company also obtains mortgage servicing rights (“MSRs”) through its loan sales activities.

MSRs and retained interests are carried at fair value. The Company estimates fair value through the use of discounted cash flow models. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The key assumptions used in the valuation of retained interests include mortgage prepayment speeds, discount rates, and for those subordinated interests containing credit risk, net credit losses over the expected lifetime of the security. The discounted cash flow models incorporate cash flow and prepayment projections based on data drawn from the historical performance of the loans underlying the Company’s MSRs and retained interests, which management believes are consistent with assumptions other major market participants would use in determining the assets’ fair value.

Key assumptions used in measuring the fair value of the Company’s MSRs at June 30, 2007 and December 31, 2006, and the effect on their fair value from adverse changes in those assumptions, are as follows:

	June 30, 2007	December 31, 2006
	(dollar amounts in thousands)
Fair value of MSRs	$20,087,368	$16,172,064
Weighted-average life (in years)	6.5	5.8
Weighted-average annual prepayment speed	18.5%	21.0%
Impact of 5% adverse change	$335,463	$293,639
Impact of 10% adverse change	$654,783	$571,577
Impact of 20% adverse change	$1,249,706	$1,085,394
Weighted-average OAS	6.2%	6.2%
Impact of 5% adverse change	$167,829	$129,460
Impact of 10% adverse change	$332,825	$256,746
Impact of 20% adverse change	$654,612	$505,029

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Key assumptions used in measuring the fair value of the Company’s retained interests at June 30, 2007 and December 31, 2006, and the effect on their fair value from adverse changes in those assumptions are as follows:

	June 30, 2007	December 31, 2006
	(dollar amounts in thousands)
Fair value of retained interests	$2,735,513	$3,040,575
Weighted-average life (in years)	4.8	3.1
Weighted-average annual prepayment speed	23.4%	30.6%
Impact of 5% adverse change	$85,793	$97,971
Impact of 10% adverse change	$164,777	$184,866
Impact of 20% adverse change	$297,468	$335,668
Weighted-average annual discount rate	18.4%	18.2%
Impact of 5% adverse change	$38,765	$33,809
Impact of 10% adverse change	$78,115	$60,475
Impact of 20% adverse change	$152,084	$127,056
Weighted-average net lifetime credit losses	5.1%	2.7%
Impact of 5% adverse change	$74,644	$48,550
Impact of 10% adverse change	$148,024	$117,336
Impact of 20% adverse change	$277,800	$224,616

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

Note 5—Derivative Financial Instruments

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

The Company manages interest rate risk with derivative financial instruments and by the structure of its activities as follows:

•       The Company uses various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of its commitments to make loans (also referred to as interest rate lock commitments or “IRLCs”), mortgage loans held by the Company pending sale (“Mortgage Loan Inventory”), retained interests and trading securities, as well as a portion of its debt.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

•       Structurally, the Company manages interest rate risk in its Mortgage Banking Segment through the natural counterbalance of its loan production and servicing businesses. In its Banking Segment, the Company manages interest rate risk by funding the segment’s interest-earning assets with liabilities of similar duration or a combination of derivative instruments and certain liabilities that create repricing characteristics that closely reflect the repricing behaviors of those assets.

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

The Company manages the price risk, including credit spread risk, related to its commercial mortgage loans, using interest rate, total rate of return and credit default swaps.

During the six months ended June 30, 2007, the interest rate risk management activities associated with 51% of the fixed-rate mortgage loan inventory and 44% of the adjustable-rate mortgage loan inventory were accounted for as fair value hedges. For the six months ended June 30, 2007 and 2006, the Company recognized net pre-tax losses of $6.4 million and $41.8 million, respectively, representing the ineffective portion of the hedges of its Mortgage Loan Inventory that qualified as fair value hedges.

Risk Management Activities Related to Mortgage Servicing Rights and Retained Interests

To moderate negative impacts on earnings caused by a rate-driven decline in fair value of its MSRs and retained interests from securitization, the Company maintains a portfolio of financial instruments, including derivatives and securities, which generally increase in value when interest rates decline. In addition, the Company uses credit default swaps or similar instruments to moderate the negative impact on earnings caused by a credit spread-driven decline in fair value. This portfolio of financial instruments is collectively referred to herein as the “Servicing Hedge.”

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the activity for derivative contracts included in the Servicing Hedge expressed by notional amounts:

	Balance, December 31, 2006	Additions	Dispositions/ Expirations	Balance, June 30, 2007
	(in millions)
Mortgage forward rate agreements	$48,000	$63,000	$(84,000)	$27,000
Interest rate swaptions	41,750	51,825	(22,500)	71,075
Interest rate swaps	29,025	46,585	(16,425)	59,185
Long treasury futures	—	26,750	(5,000)	21,750
Long call options on interest rate futures	4,500	91,770	(29,320)	66,950
Credit default swaps	—	424	(424)	—

Risk Management Activities Related to Issuance of Long-Term Debt

The Company has entered into interest rate swap contracts in which the rate received is fixed and the rate paid is adjustable and is indexed to LIBOR. These interest rate swaps enable the Company to convert a portion of its fixed-rate long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $26.8 billion as of June 30, 2007) and a portion of its foreign currency-denominated fixed and floating-rate long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $4.4 billion as of June 30, 2007). These transactions are generally designated as fair value hedges under SFAS 133. For the six months ended June 30, 2007 and 2006, the Company recognized net pre-tax gains of $9.8 million and $8.4 million, respectively, representing the ineffective portion of its fair value hedges of debt.

Risk Management Activities Related to Deposit Liabilities

The Company has entered into interest rate swap contracts that have the effect of converting a portion of its fixed-rate deposit liabilities to LIBOR-based variable-rate deposit liabilities. These transactions are designated as fair value hedges. For the six months ended June 30, 2007 and 2006, the Company recognized a net pre-tax gain of $0.3 million and a net pre-tax loss of $2.2 million, respectively, representing the hedge ineffectiveness relating to these swaps.

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio

In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed-income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company utilizes derivative instruments including forward sales/purchases of To-Be-Announced (“TBA”) MBS, short/long interest rate futures contracts, interest rate swaps, credit default swaps, long put/call options on interest rate futures contracts, interest rate caps and receiver swaptions.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6—Mortgage Loans Held for Sale

Mortgage loans held for sale include the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Prime	$23,117,955	$22,494,274
Prime home equity	5,050,134	1,813,947
Nonprime	3,838,506	4,917,895
Commercial real estate	2,277,855	1,930,100
Deferred premiums, discounts, fees and costs, net	(194,296)	116,414
	$34,090,154	$31,272,630

At June 30, 2007, the Company had pledged $8.3 billion and $2.6 billion in mortgage loans held for sale to secure asset-backed commercial paper and a secured revolving line of credit, respectively.

At December 31, 2006, the Company had pledged $7.9 billion and $0.6 billion in mortgage loans held for sale to secure asset-backed commercial paper and a secured revolving line of credit, respectively.

Note 7—Trading Securities and Trading Securities Sold, Not Yet Purchased

Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Mortgage pass-through securities:
Fixed-rate	$13,481,757	$13,502,403
Adjustable-rate	518,346	1,381,675
Total mortgage pass-through securities	14,000,103	14,884,078
Collateralized mortgage obligations	5,100,078	3,307,594
U.S. Treasury securities	1,486,515	1,801,221
Obligations of U.S. Government-sponsored enterprises	1,096,774	781,657
Derivative financial instruments	312,085	15,728
Asset-backed securities	301,029	203,979
Interest-only securities	292,308	287,206
Mark-to-market on TBA securities	183,211	144,674
Residual securities	7,782	52,097
Other	13,196	23,951
	$22,793,081	$21,502,185

As of June 30, 2007, $19.4 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $3.5 billion.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of December 31, 2006, $19.5 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $1.5 billion.

Trading securities sold, not yet purchased, include the following:

	June 30, 2007	December 31, 2006
	(in thousands)
U.S. Treasury securities	$2,973,387	$2,803,030
Obligations of U.S. Government-sponsored enterprises	712,934	305,826
Derivative financial instruments	231,084	9,235
Mark-to-market on TBA securities	221,071	181,119
Mortgage pass-through securities, fixed-rate	3,034	26,024
Other	3,915	15
	$4,145,425	$3,325,249

Note 8—Securities Purchased Under Agreements to Resell, Securities Borrowed and Federal Funds Sold

The following table summarizes securities purchased under agreements to resell, securities borrowed and federal funds sold:

	June 30, 2007	December 31, 2006
	(in thousands)
Securities purchased under agreements to resell	$20,533,604	$22,559,194
Securities borrowed	4,401,485	3,460,703
Federal funds sold	1,450,000	1,250,000
	$26,385,089	$27,269,897

As of June 30, 2007, the Company had accepted collateral related to securities purchased under agreements to resell and securities borrowed with a fair value of $46.2 billion that it had the contractual ability to sell or re-pledge, including $21.1 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of June 30, 2007, the Company had re-pledged $41.9 billion of such collateral for financing purposes.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9—Loans Held for Investment, Net

Loans held for investment include the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Mortgage loans:
Banking Operations:
Prime	$44,571,952	$51,634,926
Prime home equity	22,676,588	20,163,337
Nonprime	13,188	—
	67,261,728	71,798,263
Mortgage Banking:
Prime	772,651	252,731
Prime home equity	168,116	57,518
Nonprime	1,238,836	115,054
	2,179,603	425,303
Commercial real estate	242,954	72,413
Total mortgage loans	69,684,285	72,295,979
Warehouse lending advances secured by mortgage loans	2,457,571	3,185,248
Defaulted FHA-insured and VA-guaranteed loans repurchased from securities	1,670,714	1,761,170
	73,812,570	77,242,397
Premium and discounts, and deferred loan origination fees and costs, net	756,873	1,104,414
Allowance for loan losses	(512,904)	(261,054)
Loans held for investment, net	$74,056,539	$78,085,757

During the six months ended June 30, 2007, the Company transferred prime, prime home equity and nonprime mortgage loans with an unpaid principal balance of $0.2 billion, $0.7 billion and $1.0 billion, respectively, and a carrying value after recognition of impairment upon transfer of the loans of $0.2 billion, $0.6 billion and $0.8 billion, respectively, from mortgage loans held for sale to loans held for investment, as the Company decided to hold those loans for the foreseeable future.

Mortgage loans totaling $56.6 billion and $57.5 billion were pledged to secure Federal Home Loan Bank (“FHLB”) advances and to enable additional borrowings from the FHLB at June 30, 2007 and December 31, 2006, respectively.

Mortgage loans held for investment totaling $4.6 billion and $2.9 billion were pledged to secure an unused borrowing facility with the Federal Reserve Bank (“FRB”) at June 30, 2007 and December 31, 2006, respectively.

As of June 30, 2007 and December 31, 2006, the Company had accepted mortgage loan collateral of $2.6 billion and $3.5 billion, respectively, that it had the contractual ability to re-pledge. The collateral secures warehouse lending advances. Of this collateral, $1.1 billion and $1.6 billion, respectively, has been

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

re-pledged to secure borrowings under a secured revolving line of credit as of June 30, 2007 and December 31, 2006.

Changes in the allowance for loan losses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Balance, beginning of period	$374,367	$172,271	$261,054	$189,201
Provision for loan losses	292,924	61,898	444,886	125,036
Net charge-offs	(154,387)	(58,760)	(193,036)	(125,181)
Reclassification of allowance for unfunded commitments and other	—	8,172	—	(5,475)
Balance, end of period	$512,904	$183,581	$512,904	$183,581

The Company has recorded a liability for losses on unfunded loan commitments in accounts payable and accrued liabilities totaling $18.2 million and $8.1 million at June 30, 2007 and December 31, 2006, respectively. The provision for these losses is recorded in other expenses. The following is a summary of changes in the liability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Balance, beginning of period	$13,759	$13,396	$8,104	$9,391
Provision for losses on unfunded loan commitments	4,463	1,100	10,118	1,100
Reclassification of allowance for unfunded loan commitments	—	(8,172)	—	(4,167)
Balance, end of period	$18,222	$6,324	$18,222	$6,324

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10—Investments in Other Financial Instruments, at Fair Value

Investments in other financial instruments include the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$19,495,594	$7,007,786
Obligations of U.S. Government-sponsored enterprises	567,096	776,717
Municipal bonds	409,170	412,886
U.S. Treasury securities	199,019	168,313
Other	2,699	2,858
Subtotal	20,673,578	8,368,560
Interests retained in securitization accounted for as available-for-sale securities:
Prime interest-only and principal-only securities	253,557	279,375
Prime home equity line of credit transferor’s interest	70,774	144,346
Prepayment penalty bonds	29,225	52,697
Nonprime residuals and other related securities	21,797	152,745
Prime home equity residual securities	17,432	40,766
Nonprime interest-only securities	13,491	3,757
Prime home equity interest-only securities	6,627	7,021
Subordinated mortgage-backed pass-through securities	529	1,382
Prime residual securities	154	1,435
Total interests retained in securitization accounted for as available-for-sale securities	413,586	683,524
Total available-for-sale securities	21,087,164	9,052,084
Interests retained in securitization accounted for as trading securities:
Prime interest-only and principal-only securities	781,310	549,635
Prime home equity line of credit transferor’s interest	518,033	553,701
Nonprime residuals and other related securities	419,645	388,963
Prime home equity residual securities	406,210	737,808
Prepayment penalty bonds	117,454	90,666
Subordinated mortgage-backed pass-through securities	28,260	—
Prime home equity interest-only securities	21,644	22,467
Interest rate swaps	21,588	2,490
Prime residual securities	7,783	11,321
Total interests retained in securitization accounted for as trading securities	2,321,927	2,357,051
Servicing hedge principal-only securities accounted for as trading securities	1,488,435	—
Hedging and mortgage pipeline derivatives:
Mortgage servicing related	661,113	837,908
Notes payable related	543,258	444,342
Mortgage loans held for sale and pipeline related	499,401	78,066
Total investments in other financial instruments	$26,601,298	$12,769,451

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At June 30, 2007, the Company had pledged $0.1 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge, $0.1 billion of MBS to secure margin calls on derivative instruments and $0.1 billion of MBS to secure an unused borrowing facility with the FRB.

At December 31, 2006, the Company had pledged $0.1 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge and $0.1 billion of MBS to secure an unused borrowing facility with the FRB.

Amortized cost and fair value of available-for-sale securities are as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$19,770,030	$3,839	$(278,275)	$19,495,594
Obligations of U.S. Government-sponsored enterprises	566,758	338	—	567,096
Municipal bonds	415,165	315	(6,310)	409,170
U.S. Treasury securities	199,045	888	(914)	199,019
Interests retained in securitization	372,410	68,672	(27,496)	413,586
Other	2,699	—	—	2,699
	$21,326,107	$74,052	$(312,995)	$21,087,164

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$7,111,045	$4,091	$(107,350)	$7,007,786
Obligations of U.S. Government-sponsored enterprises	781,329	1,280	(5,892)	776,717
Municipal bonds	414,249	1,649	(3,012)	412,886
U.S. Treasury securities	167,724	1,414	(825)	168,313
Interests retained in securitization	589,501	111,722	(17,699)	683,524
Other	2,860	—	(2)	2,858
	$9,066,708	$120,156	$(134,780)	$9,052,084

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s available-for-sale securities in an unrealized loss position are as follows:

	June 30, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities	$13,769,545	$(142,271)	$4,603,107	$(136,004)	$18,372,652	$(278,275)
Obligations of U.S. Government-sponsored enterprises	—	—	—	—	—	—
Municipal bonds	99,568	(1,318)	259,953	(4,992)	359,521	(6,310)
U.S. Treasury securities	69,275	(535)	57,532	(379)	126,807	(914)
Interests retained in securitization	1,117	(67)	130,662	(27,429)	131,779	(27,496)
Other	—	—	—	—	—	—
Total impaired securities	$13,939,505	$(144,191)	$5,051,254	$(168,804)	$18,990,759	$(312,995)

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities	$1,482,240	$(4,580)	$5,106,195	$(102,770)	$6,588,435	$(107,350)
Obligations of U.S. Government-sponsored enterprises	87,472	(163)	484,186	(5,729)	571,658	(5,892)
Municipal bonds	58,106	(317)	212,973	(2,695)	271,079	(3,012)
U.S. Treasury securities	6,477	(22)	103,018	(803)	109,495	(825)
Interests retained in securitization	42,854	(4,114)	84,978	(13,585)	127,832	(17,699)
Other	—	—	48	(2)	48	(2)
Total impaired securities	$1,677,149	$(9,196)	$5,991,398	$(125,584)	$7,668,547	$(134,780)

The Company’s Asset/Liability Committee (“ALCO”) assesses securities classified as available for sale for other-than-temporary impairment on a quarterly basis. This assessment evaluates whether the Company intends and is able to recover the amortized cost of the securities when taking into account the Company’s present investment objectives and liquidity requirements and whether the creditworthiness of the issuer calls the realization of contractual cash flows into question.

During the six months ended June 30, 2007, ALCO determined that the Company no longer intends to hold certain obligations of U.S. Government-sponsored enterprises until the impairment can be recovered. Such securities had a carrying value of $469.8 million and unrealized losses recorded in accumulated other comprehensive income totaling $4.7 million at June 30, 2007. Accordingly, the Company transferred the impairment losses relating to these securities from accumulated other

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

comprehensive income to earnings during the six months ended June 30, 2007. No other-than-temporary impairment was recorded during the six months ended June 30, 2006.

Gross gains and losses realized on the sales of available-for-sale securities (excluding recognition of other than temporary impairment) are as follows:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Mortgage-backed securities:
Gross realized gains	$11	$—
Gross realized losses	—	—
Net	11	—
Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	—	—
Gross realized losses	—	(51)
Net	—	(51)
Municipal bonds:
Gross realized gains	75	33
Gross realized losses	(857)	(159)
Net	(782)	(126)
Interests retained in securitization:
Gross realized gains	1,615	4,778
Gross realized losses	(12)	—
Net	1,603	4,778
Total gains and losses on available-for-sale securities:
Gross realized gains	1,701	4,811
Gross realized losses	(869)	(210)
Net	$832	$4,601

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11—Mortgage Servicing Rights, at Fair Value

The activity in MSRs is as follows:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Balance at beginning of period	$16,172,064	$12,610,839
Remeasurement to fair value upon adoption of SFAS 156	—	109,916
Fair value at beginning of period	16,172,064	12,720,755
Additions:
Servicing resulting from transfers of financial assets	4,156,287	2,551,169
Purchases of servicing assets	184,511	8,067
Total additions	4,340,798	2,559,236
Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	1,506,453	1,547,283
Other changes in fair value(2)	(1,931,947)	(1,506,699)
Balance at end of period	$20,087,368	$15,320,575

(1)          Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)          Represents changes due to realization of expected cash flows.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12—Other Assets

Other assets include the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Reimbursable servicing advances, net	$2,330,732	$2,121,486
Investments in FRB and FHLB stock	1,324,737	1,433,070
Interest receivable	1,050,405	997,854
Securities broker-dealer receivables	937,854	1,605,502
Real estate acquired in settlement of loans	546,585	251,163
Receivables from custodial accounts	466,531	719,048
Derivative margin accounts	396,815	118,254
Cash surrender value of assets held in trust for deferred compensation plans	393,018	372,877
Prepaid expenses	392,557	320,597
Capitalized software, net	369,933	367,055
Cash surrender value of Company owned life insurance	205,951	5,894
Restricted cash	200,020	238,930
Mortgage guaranty insurance tax and loss bonds	169,067	128,293
Receivables from sale of securities	140,905	284,177
Other	1,084,948	877,590
	$10,010,058	$9,841,790

The Company had pledged $0.8 billion and $1.2 billion of securities broker-dealer receivables to secure securities sold under agreements to repurchase at June 30, 2007 and December 31, 2006, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13—Deposit Liabilities

The following table summarizes deposit liabilities:

	June 30, 2007	December 31, 2006
	(in thousands)
Non-interest-bearing checking accounts	$219,044	$113,045
Retail savings and money market accounts	9,372,105	5,943,927
Commercial money market accounts	7,192,268	3,583,763
Time deposits:
Retail	16,682,898	17,973,792
Brokered	8,849,716	11,612,674
Commercial	815,242	635,927
	26,347,856	30,222,393
Company-controlled custodial deposit accounts(1)	17,206,714	15,737,632
	60,337,987	55,600,760
Basis adjustment through application of hedge accounting	(45,146)	(22,078)
	$60,292,841	$55,578,682

(1)          These accounts represent the portion of the investor custodial accounts controlled by Countrywide that have been placed on deposit with Countrywide Bank, FSB (“Countrywide Bank” or the “Bank”).

Note 14—Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

The following table summarizes securities sold under agreements to repurchase and federal funds purchased:

	June 30, 2007	December 31, 2006
	(in thousands)
Securities sold under agreements to repurchase	$45,351,848	$42,113,501
Federal funds purchased	835,000	—
	$46,186,848	$42,113,501

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

At June 30, 2007, repurchase agreements were secured by $19.4 billion of trading securities, $41.9 billion of securities purchased under agreements to resell and securities borrowed, $0.1 billion in investments in other financial instruments and $0.8 billion of other assets. At June 30, 2007, $21.1 billion of

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the pledged securities purchased under agreements to resell and securities borrowed related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

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

Note 15—Notes Payable

The following table summarizes notes payable:

	June 30, 2007	December 31, 2006
	(in thousands)
Asset-backed commercial paper	$7,613,080	$7,721,278
Unsecured commercial paper	5,857,146	6,717,794
Secured revolving lines of credit	3,577,960	2,174,171
Secured overnight bank loans	—	105,049
Asset-backed secured financings	2,133,510	241,211
Unsecured bank loans	—	130,000
Federal Home Loan Bank advances	28,825,000	28,150,000
Medium-term notes:
Floating-rate	12,999,692	13,155,231
Fixed-rate	9,412,381	9,783,881
	22,412,073	22,939,112
Convertible debentures	4,000,000	—
Junior subordinated debentures	2,215,278	2,232,334
Subordinated debt	990,886	1,027,797
Other	44,134	48,838
	$77,669,067	$71,487,584

Asset-Backed Commercial Paper

The Company has formed two special purpose entities to finance certain of its mortgage loans held for sale using commercial paper. These entities issue commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities of up to 180 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN programs’ capacities, based on aggregate commitments from underlying credit enhancers, totaled $30.7 billion at June 30, 2007.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

For the six months ended June 30, 2007, the average borrowings under these facilities totaled $17.0 billion and the weighted-average interest rate of the SLNs was 5.35%. At June 30, 2007, the weighted-average interest rate of the SLNs was 5.39% and the Company had pledged $8.3 billion in mortgage loans held for sale to secure the SLNs.

For the six months ended June 30, 2006, the average borrowings under these facilities totaled $20.3 billion and the weighted-average interest rate of the SLNs was 4.82%. At June 30, 2006, the weighted-average interest rate of the SLNs was 5.21% and the Company had pledged $7.7 billion in mortgage loan inventory to secure the SLNs.

Unsecured Commercial Paper and Backup Credit Facilities

As of June 30, 2007, the Company had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting the Company to borrow a maximum total amount of $11.4 billion. The primary purpose of these credit facilities is to provide liquidity support for the Company’s commercial paper program.

For the six months ended June 30, 2007, the average commercial paper outstanding under these facilities totaled $8.1 billion and the weighted-average interest rate was 5.35%. At June 30, 2007, the weighted-average interest rate was 5.41%.

For the six months ended June 30, 2006, the average commercial paper outstanding under these facilities totaled $7.0 billion and the weighted-average interest rate was 4.86%. At June 30, 2006, the weighted-average interest rate was 5.32%.

Secured Revolving Lines of Credit

The Company has formed a special purpose entity to finance inventory with funding provided by a group of bank-sponsored conduits that are financed through the issuance of asset-backed commercial paper. The entity incurs interest based on prevailing money market rates approximating the cost of asset-backed commercial paper. At June 30, 2007, the entity had aggregate commitments from the bank-sponsored conduits totaling $10.4 billion and had $0.5 billion of outstanding borrowings, secured by $0.5 billion of mortgage loans held for sale. For the six months ended June 30, 2007, the average borrowings under this facility totaled $0.7 billion and the weighted-average interest rate was 5.34%. At June 30, 2007, the weighted-average interest rate was 5.35%.

For the six months ended June 30, 2006, the average borrowings under this facility totaled $1.6 billion and the weighted-average interest rate was 4.61%. At June 30, 2006, the weighted-average interest rate was 5.13%.

The Company entered into a $4.0 billion master trust facility in June 2006, to finance Countrywide Warehouse Lending (“CWL”) receivables backed by mortgage loans. A multi-asset conduit finance company funds the purchase of notes backed by CWL receivables which are financed by issuing extendable maturity asset-backed commercial paper. The borrowings under this facility at June 30, 2007, totaled $1.0 billion, and the Company had pledged $1.1 billion in loans held for investment to secure this facility. For the six months ended June 30, 2007, the average borrowings under this facility totaled $1.1 billion and the weighted-average interest rate was 5.38%. At June 30, 2007, the weighted-average interest rate was 5.39%.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

For the six months ended June 30, 2006, there were no outstanding borrowings under this facility.

In April 2007, the Company entered into a secured master note purchase agreement to finance commercial real estate mortgage loan inventory. The borrowings under this facility at June 30, 2007 totaled $2.0 billion, and the Company had pledged $2.1 billion in commercial real estate mortgage loans held for sale to secure this facility. For the six months ended June 30, 2007, the average borrowings under this facility totaled $0.8 billion and the weighted-average interest rate was 5.42%. At June 30, 2007, the weighted-average interest rate was 5.53%.

Asset-Backed Secured Financings

The Company recorded certain securitization transactions as secured borrowings because they did not qualify for sales treatment. The amounts accounted for as secured borrowings totaled $2.1 billion and $0.2 billion at June 30, 2007 and December 31, 2006, respectively.

Federal Home Loan Bank Advances

During the six months ended June 30, 2007, the Company obtained $25.8 billion of advances from the FHLB, of which $14.4 billion are structured advances, with the remainder being fixed-rate advances. Of these structured advances, $0.9 billion were convertible where the rate is fixed and the FHLB has the option to convert to a floating rate in 2010. The remaining structured advances have rates that will not exceed the starting rates but will decrease if the one-year Constant Maturities Treasury Index rate increases above a specified level. At June 30, 2007, the Company had pledged $56.6 billion of mortgage loans to secure its outstanding FHLB advances and enable future advances.

At December 31, 2006, the Company had pledged $57.5 billion of mortgage loans to secure its outstanding FHLB advances and enable future advances.

Medium-Term Notes

During the six months ended June 30, 2007, the Company issued the following medium-term notes:

	Outstanding Balance			Interest Rate		Maturity Date
	Floating-Rate	Fixed-Rate	Total	From	To	From	To
	(dollar amounts in thousands)
CFC Series B	$1,717,000	$2,206,585	$3,923,585	4.90%	5.80%	January, 2008	June, 2012

All of the fixed-rate medium-term notes issued by the Company during the six months ended June 30, 2007 were effectively converted to floating-rate debt using interest rate swaps.

During the six months ended June 30, 2007, the Company redeemed $4.5 billion of maturing medium-term notes.

As of June 30, 2007, $4.4 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Euros, Pounds Sterling, Australian Dollars, Canadian Dollars and Swiss Francs. These notes have been effectively converted to U.S. Dollars through currency swaps.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Convertible Debentures

As detailed in a Form 8-K filed with the Securities and Exchange Commission on May 29, 2007, in May 2007, the Company issued $4.0 billion series A and B floating-rate convertible debentures. The debentures bear interest at rates indexed to LIBOR and are guaranteed by one of the Company’s subsidiaries, Countrywide Home Loans. The following table summarizes certain terms of the convertible debentures:

	Series A	Series B
Securities offered	$2.0 billion aggregate principal amount	$2.0 billion aggregate principal amount
Maturity date	April 15, 2037	May 15, 2037
Annual interest rate	3-month LIBOR, reset quarterly, minus 3.50%, payable quarterly. The interest rate at June 30, 2007 was 1.86%	3-month LIBOR, reset quarterly, minus 2.25%, payable quarterly. The interest rate at June 30, 2007 was 3.11%
Conversion rights

Holders may convert their debentures, in whole or in part, at any time before the close of business on the business day immediately preceding the relevant maturity date from and after the date of the following events:

•  upon satisfaction of the common stock sale price condition;

•  if the trading price of the debentures falls below a certain level;

•  if the Company has called those debentures for redemption;

•  on or after January 15, 2037, in the case of the Series A Debentures or February 15, 2037, in the case of the Series B Debentures; or

•  upon occurrence of specified corporate transactions affecting the Company

Conversion rate	19.0734 shares of common stock for each debenture subject to adjustment in specified circumstances	17.1003 shares of common stock for each debenture subject to adjustment in specified circumstances
Redemption	The Company may redeem the Debentures, in whole or in part, at any time on or after:
	October 15, 2008	May 15, 2009
Repurchase of debentures by Countrywide at option of holder on certain dates	Holders have the right to require the Company to repurchase all or a portion of their Debentures on:
	October 15, 2008, 2009, 2010, 2012, 2017, 2022, 2027 and 2032	May 15, 2009, 2010, 2012, 2017, 2022, 2027, and 2032

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Junior Subordinated Debentures

As more fully discussed in “Note 15—Notes Payable” included in the consolidated financial statements of the 2006 Annual Report, the Company has issued junior subordinated debentures to non-consolidated subsidiary trusts. The trusts finance their holdings of the junior subordinated debentures by issuing Company-guaranteed capital securities.

The Company guarantees the indebtedness of Countrywide Home Loans to one of its subsidiary trusts, Countrywide Capital III, which is excluded from the Company’s consolidated financial statements. Following is summarized information for that trust:

	June 30, 2007	December 31, 2006
	(in thousands)
Balance Sheet:
Junior subordinated debentures receivable	$205,334	$205,312
Other assets	692	1,191
Total assets	$206,026	$206,503
Notes payable	$6,174	$6,173
Other liabilities	692	1,191
Company-obligated guaranteed redeemable capital trust pass-through securities	199,160	199,139
Shareholder’s equity	—	—
Total liabilities and shareholder’s equity	$206,026	$206,503

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Statement of Earnings:
Revenues	$8,321	$8,321
Expenses	(8,321)	(8,321)
Provision for income taxes	—	—
Net earnings	$—	$—

Subordinated Debt

The Company has outstanding $1.0 billion of 6.25% fixed-rate unsecured subordinated notes maturing in May 2016. The notes rank subordinate and junior to all of the Company’s senior indebtedness, and rank senior to the Company’s junior subordinated debentures underlying the Company’s trust preferred securities.

Note 16—Regulatory and Agency Capital Requirements

On March 12, 2007, the Bank converted its charter from a national bank to a federal savings bank. As a result of this conversion, the Company became a savings and loan holding company, and is no longer a bank holding company. As a savings and loan holding company, Countrywide Financial Corporation is no longer subject to specific statutory capital requirements. Countrywide Bank’s capital is calculated in

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

compliance with the requirements of the Office of Thrift Supervision (“OTS”), which are similar to those of the Office of the Comptroller of the Currency, the Bank’s former regulator. The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, Freddie Mac and Government National Mortgage Association (“Ginnie Mae”) net worth requirements, which are lower than those of the OTS. Management believes the Company is in compliance with those requirements.

At June 30, 2007, the Bank’s regulatory capital ratios and amounts and minimum required capital ratios to maintain a “well capitalized” status are as follows:

	June 30, 2007
	Minimum Required (1)	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Capital	5.0%	8.0%	$7,990,469
Risk-Based Capital:
Tier 1	6.0%	12.9%	$7,990,469
Total	10.0%	13.7%	$8,454,560

(1)          Minimum required to qualify as “well capitalized.”

Had Countrywide Bank’s capital been calculated in compliance with the OTS requirements at December 31, 2006, its regulatory capital ratios and amounts and minimum required capital ratios would have been as follows:

	December 31, 2006
	Minimum Required (1)	Ratio	Amount
	(dollar amounts in thousands)
	(Proforma)
Tier 1 Capital	5.0%	7.6%	$7,100,439
Risk-Based Capital:
Tier 1	6.0%	12.4%	$7,100,439
Total	10.0%	12.8%	$7,337,235

(1)          Minimum required to qualify as “well capitalized.”

Countrywide Bank is required by OTS regulations to maintain tangible capital of at least 1.5% of assets. However, the Bank is also required to maintain a tangible equity ratio of at least 2% to avoid being classified as “critically undercapitalized.” Critically undercapitalized institutions are subject to the prompt corrective action provisions of the Financial Institution Reform Recovery and Enforcement Act of 1989. The Bank’s tangible capital ratio was 8.0% and 7.6% at June 30, 2007 and December 31, 2006, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17—Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash used to pay interest	$5,356,090	$4,000,000
Cash used to pay income taxes	13,796	20,115
Non-cash investing activities:
Transfer of loans from mortgage loans held for sale to loans held for investment	1,636,114	—
Transfer of loans from held for investment to mortgage loans held for sale	—	672,809
Servicing resulting from transfers of financial assets	4,156,287	2,551,169
Retention of other financial instruments classified as available-for-sale in securitization transactions	1,829	42,392
Unrealized loss on available-for-sale securities, foreign currency translation adjustments and cash flow hedges, and change in unfunded liability relating to defined benefit plans, net of tax	(118,672)	(124,954)
Remeasurement of fair value of MSRs upon adoption of SFAS 156, net of tax	—	67,065
Remeasurement of income taxes payable upon adoption of FIN 48	(12,719)	—
Non-cash financing activities:
Issuance of common stock for conversion of convertible debt	—	1,465

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18—Net Interest Income

The following table summarizes net interest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Interest income:
Loans	$2,150,060	$1,946,437	$4,270,105	$3,724,313
Trading securities	341,932	155,730	660,884	354,024
Securities purchased under agreements to resell, securities borrowed and federal funds sold	613,410	528,585	1,274,689	943,741
Investments in other financial instruments	233,261	93,818	360,752	193,549
Other	160,981	121,010	285,196	223,711
Total interest income	3,499,644	2,845,580	6,851,626	5,439,338
Interest expense:
Deposit liabilities	544,030	356,628	1,043,869	642,828
Securities sold under agreements to repurchase and federal funds purchased	911,104	633,710	1,801,771	1,185,416
Trading securities sold, not yet purchased	60,375	45,813	122,504	101,961
Notes payable	1,116,212	1,031,333	2,173,445	1,983,536
Other	139,927	87,622	251,104	140,688
Total interest expense	2,771,648	2,155,106	5,392,693	4,054,429
Total net interest income	$727,996	$690,474	$1,458,933	$1,384,909

Note 19—Pension Plans

The Company provides retirement benefits to its employees using a variety of plans. For employees hired prior to January 1, 2006, the Company has a defined benefit pension plan (the “Pension Plan”). For employees hired after December 31, 2005, the Company makes supplemental contributions to employee 401(k) Plan accounts.

Net periodic benefit cost for the pension plan during the three and six months ended June 30, 2007 and 2006, includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$19,400	$22,440	$41,479	$42,200
Interest cost	6,355	5,524	12,337	10,388
Expected return on plan assets	(5,483)	(4,358)	(10,974)	(8,196)
Amortization of prior service cost	87	91	174	171
Recognized net actuarial loss	217	1,855	217	3,489
Net periodic benefit cost	$20,576	$25,552	$43,233	$48,052

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 20—Segments and Related Information

The Company has five business segments: Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.

The Mortgage Banking Segment is comprised of three sectors: Loan Production, Loan Servicing and Loan Closing Services.

The Loan Production Sector originates prime and nonprime loans for sale or securitization through a variety of channels on a national scale. The Loan Production Sector is comprised of three lending channels of Countrywide Home Loans and also includes the mortgage banking activities of Countrywide Bank. The three production channels are: the Retail Channel (Consumer Markets and Full Spectrum Lending), the Wholesale Lending Channel and the Correspondent Lending Channel. The Retail Channel sources mortgage loans primarily from consumers through the Company’s retail branch network and call centers, as well as through real estate agents and homebuilders. The Wholesale Lending Channel sources mortgage loans primarily from mortgage brokers. The Correspondent Lending Channel purchases mortgage loans from other mortgage lenders, including financial institutions, commercial banks, savings and loan associations, home builders and credit unions.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

estate value assessment technology; and CFC India Private Limited, a provider of call center, data processing and information technology related services.

Segment selection was based upon internal organizational structures, and the process by which these operations are managed and evaluated, including how resources are allocated to the operations.

Intersegment transactions are generally recorded on an arms-length basis. However, the fulfillment fees paid by Banking Operations to the Production Sector for origination costs incurred on mortgage loans funded by Banking Operations are generally determined on an incremental cost basis, which may be less than the fees that Banking Operations would pay to a third party.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Financial highlights by operating segments are as follows:

	Quarter Ended June 30, 2007
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,499,693	$(166,745)	$89,397	$1,422,345	$490,740	$223,744	$390,742	$7,165	$13,661	$2,548,397
Intersegment	14,366	260,886	(138)	275,114	(202,969)	21,013	(1,925)	21,733	(112,966)	—
Total Revenues	$1,514,059	$94,141	$89,259	$1,697,459	$287,771	$244,757	$388,817	$28,898	$(99,305)	$2,548,397
Pre-tax Earnings (Loss)	$438,699	$(147,358)	$28,261	$319,602	$128,910	$109,510	$98,721	$6,688	$1,267	$664,698
Total Assets	$34,166,571	$33,492,428	$105,799	$67,764,798	$93,464,293	$57,629,768	$3,342,309	$247,572	$(5,626,980)	$216,821,760

	Quarter Ended June 30, 2006
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,490,795	$276,117	$78,765	$1,845,677	$623,656	$192,674	$312,726	$4,348	$21,135	$3,000,216
Intersegment	(8,351)	225,279	—	216,928	(179,946)	65,008	(776)	10,854	(112,068)	—
Total Revenues	$1,482,444	$501,396	$78,765	$2,062,605	$443,710	$257,682	$311,950	$15,202	$(90,933)	$3,000,216
Pre-tax Earnings (Loss)	$324,564	$279,283	$26,225	$630,072	$325,371	$157,590	$88,747	$2,820	$(10,577)	$1,194,023
Total Assets	$35,317,511	$23,634,973	$89,407	$59,041,891	$85,962,550	$49,355,886	$2,393,146	$175,314	$(1,944,324)	$194,984,463

Included in the columns above labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30, 2007
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$2,678,488	$(264,075)	$174,873	$2,589,286	$1,110,188	$451,535	$761,908	$11,043	$30,213	$4,954,173
Intersegment	16,897	508,385	(138)	525,144	(393,156)	53,878	(3,375)	38,305	(220,796)	—
Total Revenues	$2,695,385	$244,310	$174,735	$3,114,430	$717,032	$505,413	$758,533	$49,348	$(190,583)	$4,954,173
Pre-tax Earnings (Loss)	$578,140	$(216,451)	$58,217	$419,906	$417,004	$241,718	$278,379	$10,694	$(2,208)	$1,365,493
Total Assets	$34,166,571	$33,492,428	$105,799	$67,764,798	$93,464,293	$57,629,768	$3,342,309	$247,572	$(5,626,980)	$216,821,760

	Six Months Ended June 30, 2006
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$2,839,247	$575,614	$150,393	$3,565,254	$1,209,263	$396,730	$616,352	$30,487	$18,078	$5,836,164
Intersegment	(15,204)	395,618	—	380,414	(313,921)	124,075	(1,255)	19,793	(209,106)	—
Total Revenues	$2,824,043	$971,232	$150,393	$3,945,668	$895,342	$520,805	$615,097	$50,280	$(191,028)	$5,836,164
Pre-tax Earnings (Loss)	$608,713	$528,001	$48,432	$1,185,146	$666,457	$313,163	$153,690	$12,988	$(18,058)	$2,313,386
Total Assets	$35,317,511	$23,634,973	$89,407	$59,041,891	$85,962,550	$49,355,886	$2,393,146	$175,314	$(1,944,324)	$194,984,463

Included in the columns above labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 21—Summarized Financial Information

Summarized financial information for Countrywide Financial Corporation (parent only) and subsidiaries is as follows:

	June 30, 2007
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$24,082,666	$10,030,086	$(22,598)	$34,090,154
Trading securities	—	292,308	23,036,858	(536,085)	22,793,081
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	—	29,253,162	(2,868,073)	26,385,089
Loans held for investment, net	—	5,554,703	68,516,514	(14,678)	74,056,539
Investments in other financial instruments, at fair value	241,963	3,441,819	22,971,713	(54,197)	26,601,298
Mortgage servicing rights, at fair value	—	20,067,327	20,041	—	20,087,368
Investments in subsidiaries	16,608,741	—	5,266	(16,614,007)	—
Other assets	34,884,124	16,488,511	15,621,932	(54,186,336)	12,808,231
Total assets	$51,734,828	$69,927,334	$169,455,572	$(74,295,974)	$216,821,760
Deposit liabilities	$—	$—	$60,568,898	$(276,057)	$60,292,841
Securities sold under agreements to repurchase and federal funds purchased	—	534,756	48,518,584	(2,866,492)	46,186,848
Notes payable	26,665,508	22,941,200	37,271,983	(9,209,624)	77,669,067
Other liabilities	10,683,425	42,229,765	10,671,562	(45,297,643)	18,287,109
Equity	14,385,895	4,221,613	12,424,545	(16,646,158)	14,385,895
Total liabilities and equity	$51,734,828	$69,927,334	$169,455,572	$(74,295,974)	$216,821,760

	Six Months Ended June 30, 2007
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Earnings:
Revenues	$(51,127)	$3,068,101	$2,530,976	$(593,777)	$4,954,173
Expenses	6,795	2,541,297	1,608,111	(567,523)	3,588,680
(Benefit) provision for income taxes	(19,264)	160,514	313,397	(8,203)	446,444
Equity in net earnings of subsidiaries	957,707	—	—	(957,707)	—
Net earnings	$919,049	$366,290	$609,468	$(975,758)	$919,049

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

Note 22—Borrower and Investor Custodial Accounts

As of June 30, 2007 and December 31, 2006, the Company managed $23.2 billion and $23.3 billion, respectively, of borrower and investor custodial cash accounts. These custodial accounts relate to the Company’s mortgage servicing activities. Of these amounts, $17.2 billion and $15.7 billion, respectively, were deposited at the Bank, and included in the Company’s deposit liabilities as custodial deposit accounts.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The remaining balances were deposited with other depository institutions and are not recorded on the Company’s balance sheets.

Note 23—Legal Proceedings

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

Note 24—Loan Commitments

As of June 30, 2007 and December 31, 2006, the Company had undisbursed home equity lines of credit commitments of $8.6 billion and $9.5 billion, respectively, as well as undisbursed construction loan commitments of $1.8 billion and $1.5 billion at June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007 and December 31, 2006, outstanding commitments to fund mortgage loans totaled $42.6 billion and $35.5 billion, respectively.

As of June 30, 2007 and December 31, 2006, outstanding net commitments to sell mortgage loans totaled $28.8 billion and $18.4 billion, respectively.

Note 25—Subsequent Events

On July 24, 2007, the Company announced that its Board of Directors declared a dividend of $0.15 per common share payable August 31, 2007, to shareholders of record on August 15, 2007.

Note 26—Recently Issued Accounting Pronouncements

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

early adoption permitted as of January 1, 2007. The Company has determined that it will adopt SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but has not yet determined the financial impact, if any, upon adoption.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, (“FSP FIN 39-1”). FSP FIN 39-1 amends certain paragraphs of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts,—an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (“FIN 39”) to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. Upon application, the Company shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company has not yet determined whether it will apply this guidance earlier than its effective date and has not determined the financial impact, if any, upon application.

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

Results of Operations

During the quarter ended June 30, 2007, the residential mortgage market continued to be affected by increasing interest rates, a weakening housing market and increasing delinquencies and defaults. Regulators and legislators increased their focus on tightening underwriting standards for new mortgage loans. Many nonprime mortgage lenders were impacted by reduced liquidity and as a result, were required to scale back or cease operations. Countrywide and most other market participants responded to changes in the marketplace with changes in product offerings and tightening of underwriting guidelines.

Countrywide’s quarterly results were negatively impacted by increased credit-related costs, primarily related to home equity loans. However, during the quarter Countrywide was able to increase loan production and estimated market share. Our pre-tax earnings from our Loan Production sector improved from the first quarter of 2007 as revenues increased, particularly for nonprime products underwritten with the revised guidelines.

Following is a summary of our key performance measures for the quarters ended June 30, 2007 and 2006:

	June 30,
	2007	2006	% Change
	(dollar amounts in thousands, except per share data)
Consolidated Company
Revenues	$2,548,397	$3,000,216	(15%)
Net earnings	$485,068	$722,190	(33%)
Diluted earnings per share	$0.81	$1.15	(30%)
Total assets at period end	$216,821,760	$194,984,463	11%
Key Segment Pre-tax Earnings
Mortgage Banking	$319,602	$630,072	(49%)
Banking	$128,910	$325,371	(60%)
Capital Markets	$109,510	$157,590	(31%)
Insurance	$98,721	$88,747	11%
Key Operating Statistics
Total loan fundings	$133,064,000	$119,506,000	11%
Mortgage Banking loan sales	$117,630,431	$94,971,802	24%
Estimated market share(1)	18.6%	15.3%
Loan servicing portfolio at period end	$1,415,472,000	$1,196,720,000	18%
Assets of Banking Operations at period end	$89,910,226	$84,245,600	7%

(1)          Based on internal estimates.

Consolidated net earnings for the second quarter of 2007 were $485.1 million, a decrease of 33% from net earnings of $722.2 million for the second quarter of 2006, reflecting the effect of increased credit-related costs in the current quarter, primarily related to investments in prime home equity loans. The increased credit costs were caused by higher delinquencies and defaults resulting from softer housing markets. Following are certain key items affecting the quarter’s earnings:

•       We recognized impairment losses on credit-sensitive retained interests totaling $417.2 million, including $388.1 million on subordinated interests collateralized by prime home equity loans.

•       We recognized an increase in our provision for loan losses of $231.0 million, including an increase of $183.4 million relating to prime home equity loans.

•       We recognized a non-recurring reduction of our deferred income tax liabilities resulting from moving certain of our operations to other states. This adjustment reduced our effective income tax rate from 39.5 percent in the second quarter of 2006 to 27.0 percent for the current quarter.

Credit

With respect to our mortgage banking activities, a primary source of credit risk stems from investments and/or obligations that we retain from sales and securitizations of loans in the form of credit-enhancing subordinated interests, representations and warranties and corporate guarantees. Estimated credit losses over the expected lifetime of the security are considered in the valuation of our subordinated interests. In general, the entire carrying value of such interest is at risk because the related cash flows are available to absorb credit losses in the loan pools underlying such subordinated interests. We held $1.5 billion of credit-sensitive subordinated interests at June 30, 2007, a decrease of 27% from December 31, 2006.

Our liability for representations and warranties and corporate guarantees was $487.8 million at June 30, 2007 and $435.5 million at December 31, 2006. The contractual limit of our corporate guarantees exceeded the liabilities recorded by $506.3 million and $490.5 million at June 30, 2007 and December 31, 2006, respectively.

We held $69.7 billion of mortgage loans for investment, primarily in our Banking Operations, at June 30, 2007, a decrease of 4% from December 31, 2006. Our allowance for credit losses, which includes our allowance for loan losses and a liability for losses relating to unfunded commitments, was $531.1 million at June 30, 2007, an increase of 97% from December 31, 2006. The increase reflects higher estimated losses stemming from higher delinquencies combined with higher estimates of default rates, and the seasoning of Banking Operations’ investment loan portfolio. To help moderate our credit risk, during the quarter we acquired additional supplemental mortgage insurance. As of June 30, 2007, $24.7 billion of the residential lending portfolio was covered by such insurance, an increase of $15.6 billion from December 31, 2006.

Liquidity and Capital

We have contingency planning protocols that were designed to encompass a wide variety of conditions, including recent secondary market volatility. We place major emphasis on the adequacy, reliability and diversity of our funding sources. At June 30, 2007, we had $190.3 billion in available sources of short-term liquidity, of which we consider $46.2 billion highly reliable and available. Details of our liquidity sources as of June 30, 2007 are included in a Form 8-K filed with the Securities and Exchange Commission on August 6, 2007.

Our credit ratings are classified “investment grade,” with long-term ratings of A, A3 and A by Standard & Poor’s, Moody’s Investors Service and Fitch, respectively. On July 31, 2007, Standard & Poor’s reaffirmed our short- and long-term ratings with an outlook of “Stable.” On August 2, 2007, Moody’s Investors Service also reaffirmed our short- and long-term ratings with an outlook of “Stable.”

At June 30, 2007, the Bank exceeded the OTS regulatory capital requirements to be classified as “well capitalized,” with a Tier 1 capital ratio of 8.0% and a total risk-based ratio of 13.7%.

Outlook

Near the end of the second quarter and shortly thereafter, market demand for the securities that we create in our loan securitization activities was negatively affected by investor concern about credit quality and demand for higher yields. As a result of these changes, we expect in the short term to retain more loans in our portfolio of loans held for investment or to hold additional loan or security inventory until market conditions improve.

Similarly, during the third quarter, funding liquidity to mortgage companies became constrained. We believe we have adequate funding liquidity to accommodate these marketplace changes in the near term; however, the secondary market and funding liquidity situation is rapidly evolving and the potential impact on the Company is unknown. Continuation of these conditions or further deterioration could result in further reductions in the Company’s funding volume. Our strategy of retaining a larger portion of loans or securities may impact our gain on sale margins in the short-term.

We believe the current environment of rapidly changing and evolving credit markets may provide increasing challenges for the financial services sector, including Countrywide. We also believe that the challenges facing the industry should ultimately benefit Countrywide as the mortgage lending industry continues to consolidate. For additional information regarding current conditions and our expectation of future trends, please see the section in this Report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prospective Trends.

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

Results of Operations Comparison—Quarters Ended June 30, 2007 and 2006

Consolidated Earnings Performance

Our consolidated net earnings for the second quarter of 2007 were $485.1 million, a decrease of 33% from 2006’s second quarter net earnings of $722.2 million. Our diluted earnings per share were $0.81, as compared to $1.15 for the year-ago period. The decrease in our net earnings resulted primarily from increased credit-related costs, largely pertaining to our investments in prime home equity loans and residual securities. The increased credit-related costs resulted from higher loss expectations caused by rising delinquencies and defaults, which in turn were primarily caused by softer housing markets. The negative impact on net earnings from higher credit-related costs was partially offset by a non-recurring reduction in our corporate tax rate resulting from remeasurement of deferred income taxes precipitated by the relocation of certain operating activities to other states. The Mortgage Banking Segment generated pre-tax earnings of $319.6 million, a 49% decline from the year-ago quarter. This decrease was due primarily to a loss in our Loan Servicing Sector attributable to a net impairment charge of $268.1 million stemming from a reduction in the value of our credit-sensitive retained interests, primarily prime home equity subordinated interests. The decrease in pre-tax earnings in our Loan Servicing Sector was partially offset by an increase in pre-tax earnings in our Loan Production Sector due to higher loan sales volume.

The Banking Segment was also adversely impacted by increased credit-related costs, and produced pre-tax earnings of $128.9 million, a decrease of 60% from the year-ago period. The decrease was driven primarily by a $209.4 million increase in the provision for credit losses, partially offset by an improvement in net interest income of $42.2 million from the year-ago period.

Operating Segment Results

Pre-tax earnings (loss) by segment are summarized below:

	Quarters Ended June 30,
	2007	2006
	(in thousands)
Mortgage Banking:
Loan Production	$438,699	$324,564
Loan Servicing	(147,358)	279,283
Loan Closing Services	28,261	26,225
Total Mortgage Banking	319,602	630,072
Banking	128,910	325,371
Capital Markets	109,510	157,590
Insurance	98,721	88,747
Global Operations	6,688	2,820
Other	1,267	(10,577)
Total	$664,698	$1,194,023

The pre-tax earnings (loss) of each segment includes intercompany transactions, which are eliminated in the “other” category.

Total loan production by segment and product, net of intersegment sales, is summarized below:

	Quarters Ended June 30,
	2007	2006
	(in millions)
Segment:
Mortgage Banking	$123,068	$103,635
Banking Operations	4,461	8,261
Capital Markets—conduit acquisitions(1)	2,634	6,613
Total Mortgage Loan Fundings	130,163	118,509
Commercial Real Estate	2,901	997
	$133,064	$119,506
Product:
Prime Mortgage	$113,846	$93,125
Prime Home Equity	10,596	14,178
Nonprime Mortgage	5,721	11,206
Commercial Real Estate	2,901	997
	$133,064	$119,506

(1)          Acquisitions from third parties.

Our total loan production was $133.1 billion for the quarter ended June 30, 2007, an 11% increase from the year-ago period. The increase was primarily due to an increase in our market share from 15.3% to 18.6% in the overall mortgage market that declined approximately 9.9% from the year-ago quarter. The increase in our market share was driven primarily by share gains by our Correspondent Lending Channel (market size and share data are based on our internal estimates.)

The following table summarizes loan production by purpose and by interest rate type:

	Quarters Ended June 30,
	2007	2006
	(in millions)
Purpose:
Non-purchase	$76,536	$63,026
Purchase	56,528	56,480
	$133,064	$119,506
Interest Rate Type:
Fixed	$97,630	$61,158
Adjustable	35,434	58,348
	$133,064	$119,506

Mortgage Banking Segment

The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors. The Loan Production and Loan Closing Services Sectors generally perform most profitably when mortgage interest rates are relatively low and the demand for mortgage loans is high. Conversely, the Loan Servicing Sector generally performs well when mortgage interest rates are relatively high and loan prepayments are low. We generally expect the natural counterbalance of these sectors to reduce the impact of changes in mortgage interest rates on our earnings over the long term.

Loan Production Sector

The Loan Production Sector sources mortgage loans through the three production channels of our mortgage banking subsidiary, Countrywide Home Loans—the Retail Channel (Consumer Markets and Full Spectrum Lending), Wholesale Lending Channel and Correspondent Lending Channel. These loans are funded through any one of these channels or through Countrywide Bank, FSB (“Countrywide Bank” or the “Bank”).

The following table summarizes Mortgage Banking loan production by channel, by mortgage loan type, by purpose and by interest rate type:

	Quarters Ended June 30,(1)
	2007	2006
	(in millions)
Channel:
Originated:
Retail:
Consumer Markets	$30,939	$32,539
Full Spectrum Lending	9,509	8,750
	40,448	41,289
Wholesale Lending	22,877	23,879
Total originated	63,325	65,168
Purchased—Correspondent Lending	59,743	38,467
	$123,068	$103,635
Mortgage Loan Type:
Prime Mortgage	$111,220	$82,229
Prime Home Equity	6,779	11,235
Nonprime Mortgage	5,069	10,171
	$123,068	$103,635
Purpose:
Non-purchase	$70,275	$54,080
Purchase	52,793	49,555
	$123,068	$103,635
Interest Rate Type:
Fixed	$91,076	$55,383
Adjustable	31,992	48,252
	$123,068	$103,635

(1)          $51.4 billion and $17.7 billion of Mortgage Banking loan production were funded by Countrywide Bank during the quarters ended June 30, 2007 and 2006, respectively.

The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarters Ended June 30,
	2007		2006
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$1,183,354		$1,061,492
Nonprime Mortgage	205,858		236,191
Prime Home Equity	124,847		184,761
Total revenues	1,514,059	1.23%	1,482,444	1.43%
Expenses:
Compensation	607,728	0.49%	646,999	0.63%
Other operating	368,710	0.30%	374,335	0.36%
Allocated corporate	98,922	0.08%	136,546	0.13%
Total expenses	1,075,360	0.87%	1,157,880	1.12%
Pre-tax earnings	$438,699	0.36%	$324,564	0.31%
Total Mortgage Banking loan production	$123,068,000		$103,635,000

Revenues increased from the year-ago period, driven primarily by a $22.7 billion, or 24%, increase in the Mortgage Banking loan sales volume. This increase was partially offset by a decrease in prime margins, primarily as a result of increased price competition, a higher percentage of production originated in our Correspondent Lending Channel, which has lower margins, and a change in product mix. In the quarter ended June 30, 2007, $117.6 billion of mortgage loans, or 96% of Mortgage Banking loan production, was sold compared to $95.0 billion of mortgage loans, or 92% in the quarter ended June 30, 2006. Revenues for the quarter ended June 30, 2007 included an $80.2 million write-down of nonsalable delinquent loans that were transferred to loans held for investment. The write-down related primarily to Prime Mortgage and Prime Home Equity Loans.

Expenses decreased from the year-ago period (both in dollars and as a percentage of loans produced), primarily due to a change in the production channel mix toward our Correspondent Lending Channel which has a lower cost structure than our origination channels and cost cutting initiatives. These reductions notwithstanding, we continue to invest in expanding the loan sales force and distributed branch network in support of our long-term strategy of increasing our share of the market. While we continue to expand our loan production capacity, we also make adjustments in markets where declines in production require such adjustments.

Following is a summary of our loan origination channels’ sales organizations:

	June 30,
	2007			2006
		Facilities			Facilities
	Sales Force	Branches	Call Centers	Sales Force	Branches	Call Centers
Channel:
Retail:
Consumer Markets	9,753	758	5	9,009	745	4
Full Spectrum Lending	6,785	228	10	5,795	215	8
	16,538	986	15	14,804	960	12
Wholesale Lending	1,375	52	—	1,483	52	—
Correspondent Lending	178	—	—	185	—	—
	18,091	1,038	15	16,472	1,012	12

The following table summarizes the number of people included in the Loan Production Sector workforce:

	June 30,
	2007	2006
Sales	18,091	16,472
Operations:
Regular employees	10,494	11,039
Temporary staff	1,461	1,453
	11,955	12,492
Administration and support	3,750	3,551
Total Loan Production Sector workforce	33,796	32,515

Loan Servicing Sector

The results of our Loan Servicing Sector include fees and other income earned and expenses incurred for servicing loans for others; the financial performance of our investments in MSRs and retained interests and the risk management activities related to these assets; and profits from our subservicing activities. The long-term performance of this sector is affected primarily by the level and direction of interest rates, the corresponding effect on the level of projected and actual prepayments in our servicing portfolio, projected and actual credit losses, our operational effectiveness and our ability to manage interest-rate and credit-spread risk.

Our servicing portfolio grew to $1.4 trillion at June 30, 2007, an 18% increase from June 30, 2006. At the same time, the overall weighted-average note rate of loans in our servicing portfolio increased to 6.6% from 6.3% at June 30, 2006.

The following table summarizes the results for the Loan Servicing Sector:

	Quarters Ended June 30,
	2007		2006
	Amount	Percentage of Average Servicing Portfolio(1)	Amount	Percentage of Average Servicing Portfolio(1)
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$1,145,212	0.333%	$939,778	0.324%
Escrow balance income	224,197	0.065%	207,154	0.071%
Miscellaneous fees	190,929	0.056%	134,607	0.046%
Income from retained interests	123,124	0.036%	128,542	0.044%
Realization of expected cash flows from mortgage servicing rights	(1,007,242)	(0.293%)	(767,751)	(0.264%)
Operating revenues	676,220	0.197%	642,330	0.221%
Direct expenses	203,466	0.059%	187,444	0.065%
Allocated corporate expenses	14,824	0.005%	21,405	0.007%
Total expenses	218,290	0.064%	208,849	0.072%
Operating earnings	457,930	0.133%	433,481	0.149%
Interest expense	(291,528)	(0.085%)	(153,240)	(0.053%)
Change in fair value of mortgage servicing rights	1,327,446	0.387%	568,585	0.196%
(Impairment) recovery of retained interests	(268,117)	(0.078%)	51,531	0.018%
Servicing hedge losses	(1,373,089)	(0.400%)	(621,074)	(0.214%)
Valuation changes, net of Servicing Hedge	(313,760)	(0.091%)	(958)	0.000%
Pre-tax (loss) earnings	$(147,358)	(0.043%)	$279,283	0.096%
Average servicing portfolio	$1,374,118,000		$1,161,569,000

(1)          Annualized

The pre-tax loss in the Loan Servicing Sector was $147.4 million for the quarter ended June 30, 2007, a decrease in results of operations of $426.6 million from the year-ago period. The decline in pre-tax earnings was due in large part to impairment of retained interests of $268.1 million in the current quarter compared to recovery of retained interests of $51.5 million in the year-ago quarter. Also contributing to the decline in pre-tax earnings was an increase in interest expense related to the cost of carrying a larger average investment in Loan Servicing Sector assets and increased cost of debt. These reductions were partially offset by higher operating revenues from a larger servicing portfolio.

During the quarter ended June 30, 2007, we recorded net impairment of the retained interests held in our Loan Servicing Sector of $268.1 million as summarized below:

	Quarters Ended June 30,
	2007		2006
	(Impairment) Recovery	Asset Balance at Period End	(Impairment) Recovery	Asset Balance at Period End
	(in thousands)
Credit-sensitive retained interests	$(417,224)	$1,461,828	$10,133	$1,804,987
Non credit-sensitive retained interests	149,107	1,159,306	41,398	801,369
(Impairment) recovery of retained interests	$(268,117)	$2,621,134	$51,531	$2,606,356

The impairment losses on credit-sensitive retained interests recognized during the quarter ended June 30, 2007 largely relate to subordinated interests backed by prime home equity loans. These charges were caused primarily by increasing delinquencies and related increased projections of defaults caused by weakening housing market conditions. These losses were partially offset by $149.1 million in fair value increases primarily relating to interest-only and principal-only retained interests.

Loan Closing Services Sector

This sector is comprised of the LandSafe companies, which provide credit reports, flood determinations, appraisals and title reports primarily to the Loan Production Sector and to third parties as well.

The LandSafe companies produced $28.3 million in pre-tax earnings in the quarter ended June 30, 2007, representing an increase of 8% from the year-ago period. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in its credit report and appraisal businesses due to the increase in our loan application activity.

Banking Segment

The Banking Segment includes Banking Operations—primarily the investment and fee-based activities of Countrywide Bank—along with the activities of Countrywide Warehouse Lending (“CWL”). Banking Operations invests in mortgage loans sourced from the Loan Production Sector and mortgage loans and high-quality MBS purchased from non-affiliated entities. CWL provides other mortgage lenders with temporary financing secured by mortgage loans.

Banking Operations sources the loan production for its investment portfolio from the Mortgage Banking Segment’s production channels and through purchases from non-affiliated entities. Following is a summary of Banking Operations’ loan production and purchase volume by channel:

	Quarters Ended June 30,
	2007	2006
	(in millions)
Consumer Markets	$1,550	$2
Correspondent Lending	1,229	3,453
Purchases	1,106	1,900
Wholesale Lending	576	2,906
	$4,461	$8,261

The decline in Banking Operations’ loan production and purchase volume contributed to slower asset growth in our Banking Operations. Our strategic plan calls for continued long-term growth in Banking Operations’ assets. However, asset growth in any period is influenced by general mortgage market conditions, the availability of assets which meet our asset quality and yield requirements and our consolidated capital and earnings considerations.

The Banking Segment achieved pre-tax earnings of $128.9 million during the quarter ended June 30, 2007, compared to $325.4 million for the year-ago period. Following is the composition of pre-tax earnings:

	Quarters Ended June 30,
	2007	2006
	(in thousands)
Banking Operations	$136,310	$328,742
CWL	9,712	13,406
Allocated corporate expenses	(17,112)	(16,777)
Total Banking Segment pre-tax earnings	$128,910	$325,371

The revenues and expenses of Banking Operations are summarized in the following table:

	Quarters Ended June 30,
	2007	2006
	(dollar amounts in thousands)
Interest income	$1,419,389	$1,240,805
Interest expense	(956,050)	(819,707)
Net interest income	463,339	421,098
Provision for credit losses(1)	(246,290)	(36,907)
Net interest income after provision for credit losses	217,049	384,191
Non-interest income	49,647	37,670
Mortgage insurance expense	(23,938)	(7,718)
Other non-interest expense	(106,448)	(85,401)
Pre-tax earnings	$136,310	$328,742
Efficiency ratio(2)	26%	21%
After-tax return on average assets	0.50%	0.99%

(1)          Includes provision for loan losses plus provision for losses on unfunded loan commitments.

(2)          Non-interest expense divided by the sum of net interest income plus non-interest income. The Banking Operations’ efficiency ratio reflects the expense structure resulting from its relationship with Countrywide Home Loans but does not include allocated corporate expenses. If Banking Operations were a stand-alone entity, the nature and amount of its expenses would differ from those reported. For example, the fulfillment fees paid by Countrywide Bank to the Loan Production Sector for origination costs incurred on investment mortgage loans funded by Countrywide Bank are generally determined on an incremental cost basis which is less than would be incurred in an arms-length transaction.

Banking Operations achieved pre-tax earnings of $136.3 million for the quarter ended June 30, 2007, a decrease of $192.4 million, or 59%, from the year-ago period primarily driven by higher provision for credit losses and an increase in mortgage insurance expense, partially offset by an increase in net interest margin.

The Banking Operations’ provision for credit losses increased by $209.4 million during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. The increase in the provision for credit losses was primarily due to higher loss expectations driven by the impact of the current housing market on delinquency and default trends as well as portfolio seasoning. The impact was most significant on prime home equity loans. The provision for credit losses on prime home equity loans was $185.4 million during the quarter ended June 30, 2007 compared to $27.2 million in the year-ago quarter.

The provision for credit losses and the related allowance for credit losses is affected by many factors, including economic conditions (for example, housing prices, interest rates and unemployment rates), borrower credit profiles, delinquency, and loan seasoning and prepayments.

Mortgage insurance expense increased $16.2 million from the year-ago quarter as the Bank has continued to acquire credit loss insurance as part of its credit risk management activities.

The components of net interest income of Banking Operations are summarized below:

	Quarters Ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Loans(1)	$67,500,352	$1,190,093	7.06%	$70,778,676	$1,136,342	6.43%
Securities available for sale(2)	14,588,289	205,633	5.64%	5,960,904	73,652	4.94%
Short-term investments	344,147	4,585	5.34%	740,425	9,117	4.94%
FHLB securities and FRB stock	1,275,083	19,078	6.00%	1,413,274	21,694	5.63%
Total earning assets	83,707,871	1,419,389	6.79%	78,893,279	1,240,805	6.29%
Allowance for loan losses	(301,019)			(131,426)
Other assets	3,391,616			1,190,491
Total assets	$86,798,468			$79,952,344
Interest-bearing liabilities:
Money market deposits and savings accounts	$15,065,927	202,950	5.40%	$5,199,192	61,015	4.71%
Company-controlled custodial deposits(3)	16,706,566	216,967	5.21%	15,817,734	191,521	4.86%
Time deposits	26,931,005	345,886	5.15%	26,490,658	298,237	4.52%
Total interest-bearing deposits	58,703,498	765,803	5.23%	47,507,584	550,773	4.65%
Borrowings	17,577,543	190,247	4.34%	25,030,324	268,934	4.31%
Total interest-bearing liabilities	76,281,041	956,050	5.03%	72,537,908	819,707	4.53%
Non interest-bearing liabilities and equity:
Non interest-bearing checking accounts	2,335,380			1,258,320
Other liabilities	2,921,070			750,367
Shareholder’s equity	5,260,977			5,405,749
Total non interest-bearing liabilities and equity	10,517,427			7,414,436
Total liabilities and shareholder’s equity	$86,798,468			$79,952,344
Net interest income		$463,339			$421,098
Net interest spread(4)			1.76%			1.76%
Net interest margin(5)			2.21%			2.12%

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

The dollar amounts of interest income and interest expense vary depending upon changes in interest rates and upon the relative volumes of our interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period’s volume), and (iii) changes in rate/volume (changes in rate multiplied by the change in volume)—which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below—are as follows:

	Quarter Ended June 30, 2007 vs. June 30, 2006
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
	(in thousands)
Interest-earning assets:
Loans	$(46,792)	$100,543	$53,751
Securities available for sale	120,278	11,703	131,981
Short-term investments	(5,227)	695	(4,532)
FHLB securities and FRB stock	(3,907)	1,291	(2,616)
Total interest income	$64,352	$114,232	$178,584
Interest-bearing liabilities:
Money market deposits and savings accounts	$131,675	$10,260	$141,935
Company-controlled custodial deposits	11,103	14,343	25,446
Time deposits	5,031	42,618	47,649
Total deposits	147,809	67,221	215,030
Borrowings	(80,650)	1,963	(78,687)
Total interest expense	67,159	69,184	136,343
Net interest income	$(2,807)	$45,048	$42,241

The increase in net interest income was primarily due to a $4.8 billion, or 6%, increase in average interest-earning assets combined with a 9 basis point increase in net interest margin. The increase in the net interest margin was primarily a result of a smaller rate lag impact as the spread between the MTA index, which is the base for most of the Bank’s assets, and LIBOR, which is the index for most of the Bank’s liabilities, tightened and the reduced impact of teaser rates earned on recently funded pay-option loans as fewer such loans were originated in the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. These positive factors were partially offset by a shift in asset mix to include a larger portion of lower-yielding high-credit quality mortgage-backed securities.

The Banking Operations balance sheets are as follows:

	June 30, 2007		December 31, 2006
	Amount	Rate	Amount	Rate
	(dollar amounts in thousands)
Assets
Short-term investments	$574,014	5.53%	$50,974	5.14%
Loans, net of allowance for loan losses of $450,844 and $228,692, respectively	68,130,524	7.54%	73,481,762	7.39%
Securities available for sale	18,328,079	5.91%	6,208,477	4.63%
FHLB securities and FRB stock	1,322,434	6.00%	1,431,403	5.91%
Total interest-earning assets	88,355,051	7.16%	81,172,616	7.16%
Other assets	1,555,175		1,601,952
Total assets	$89,910,226		$82,774,568
Liabilities and Equity
Deposits:(1)
Customer	$43,029,617	5.15%	$39,904,633	5.08%
Company-controlled escrow deposit accounts	15,510,141	5.44%	14,609,269	5.28%
Borrowings	22,591,569	4.73%	18,997,967	4.35%
Total interest-bearing liabilities	81,131,327	5.09%	73,511,869	4.93%
Non-interest bearing deposits:
Company-controlled escrow deposit accounts	1,757,290		1,158,707
Other	271,939		314,607
Other liabilities	1,210,149		1,451,003
Shareholder’s equity	5,539,521		6,338,382
Total liabilities and equity	$89,910,226		$82,774,568
Primary spread(2)		2.07%		2.23%
Nonaccrual loans	$940,782		$519,083

(1)          Includes inter-company deposits.

(2)          Calculated as the yield on total interest-earning assets less the cost of total interest-bearing liabilities.

Interest-earning assets growth came from the acquisition of high-credit quality mortgage-backed securities from non-affiliates. This growth was partially offset by a decline in the balance of the mortgage loan portfolio from December 31, 2006 due to an increasing percentage of our originations being sold in the secondary markets, to loan runoff and to reduced availability of loans for purchase by Banking Operations that meet our investment standards.

The Banking Segment also includes the operations of CWL. CWL’s pre-tax earnings decreased by $3.7 million during the quarter ended June 30, 2007 in comparison to the year-ago period, primarily due to a 10% decrease in average mortgage warehouse advances, which resulted primarily from a decrease in overall market funding activity and to competitive pricing pressure. Warehouse lending advances were $2.5 billion at June 30, 2007, and had an average yield of 6.4% during the quarter ended June 30, 2007.

Capital Markets Segment

Our Capital Markets Segment achieved pre-tax earnings of $109.5 million for the quarter ended June 30, 2007, a decrease of $48.1 million, or 31%, from the year-ago quarter. This decrease was caused by a decline in revenues as the business adjusted to weakening market conditions and a $35.2 million, or 35% increase in expenses to support newer lines of business.

The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Quarters Ended June 30,
	2007	2006
	(in thousands)
Revenues:
Conduit	$92,650	$104,239
Underwriting	36,452	78,958
Commercial real estate	39,731	27,850
Securities trading	47,241	26,619
Brokering	14,953	9,485
Other	13,730	10,531
Total revenues	244,757	257,682
Expenses:
Operating expenses	127,982	92,942
Allocated corporate expenses	7,265	7,150
Total expenses	135,247	100,092
Pre-tax earnings	$109,510	$157,590

During the quarter ended June 30, 2007, the Capital Markets Segment generated revenues totaling $92.7 million from its conduit activities, primarily managing the acquisition and sale or securitization of loans on behalf of CHL for the Capital Markets Segment. These revenues, primarily as they relate to nonprime loans, were adversely impacted by a decline in loans sold of $10.1 billion, or 56%. Underwriting revenues were also negatively impacted as a result of the reduced volume of conduit securitizations as well as a decline in nonprime and prime home equity securitization activity on behalf of the Mortgage Banking Segment.

During the current reporting period, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $39.7 million primarily from sales of commercial real estate loans compared to $27.9 million in the year-ago period. The increase in revenue was due to an increase in the volume of loans sold, partially offset by a decrease in margins due to credit spread widening in the commercial mortgage markets.

The following table shows the composition of Countrywide Securities Corporation (“CSC”) securities trading volume, which includes intersegment trades with the Mortgage Banking Segment, by instrument:

	Quarters Ended June 30,
	2007	2006
	(in millions)
Mortgage-backed securities	$684,463	$570,878
Asset-backed securities	21,800	29,061
Other	38,094	26,582
Subtotal(1)	744,357	626,521
U.S. Treasury securities	365,387	307,815
Total securities trading volume	$1,109,744	$934,336

(1)          Approximately 12% and 15% of the segment’s non-U.S. Treasury securities trading volume was with Countrywide Home Loans during the quarters ended June 30, 2007 and 2006, respectively.

Insurance Segment

The Insurance Segment’s pre-tax earnings increased by $10.0 million over the year-ago period, to $98.7 million during the quarter ended June 30, 2007. The following table shows pre-tax earnings by component:

	Quarters Ended June 30,
	2007	2006
	(in thousands)
Balboa Reinsurance Company	$56,292	$52,661
Balboa Life & Casualty(1)	51,374	44,569
Allocated corporate expenses	(8,945)	(8,483)
Total Insurance Segment pre-tax earnings	$98,721	$88,747

(1)          Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

The following table shows net insurance premiums earned:

	Quarters Ended June 30,
	2007	2006
	(in thousands)
Balboa Reinsurance Company	$65,434	$55,156
Balboa Life & Casualty	286,950	229,070
Total net insurance premiums earned	$352,384	$284,226

The following table shows insurance claim expenses:

	Quarters Ended June 30,
	2007		2006
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$15,963	24%	$9,660	18%
Balboa Life & Casualty	138,806	48%	93,149	41%
Total insurance claim expenses	$154,769		$102,809

Our mortgage reinsurance business produced $56.3 million in pre-tax earnings, an increase of 7% over the year-ago quarter, driven primarily by growth of 4% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts.

Our Life and Casualty insurance business produced pre-tax earnings of $51.4 million, an increase of $6.8 million, or 15%, from the year-ago quarter. The increase in earnings was driven by a $57.9 million, or 25%, increase in net earned premiums during the quarter ended June 30, 2007 in comparison to the year-ago quarter. The increase in net earned premiums was primarily attributable to growth in lender-placed insurance. Insurance claim expenses as a percentage of net earned premiums increased from 41% to 48% primarily due to an increase in loss reserves related to wildfires and Northeast windstorms in the current quarter as compared to a reduction in loss reserves on hurricane related claims booked in the year-ago quarter.

Our Life and Casualty operations seek to earn profits by capitalizing on Countrywide’s customer base and institutional relationships, as well as through operating efficiencies and sound underwriting. Insurance risk is managed through the use of reinsurance.

Global Operations Segment

Global Operation’s pre-tax earnings totaled $6.7 million during the quarter ended June 30, 2007, an increase of $3.9 million from the year-ago period. The increase in earnings was primarily due to an increase in revenue recognized from the licensing of software.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

Gain on sale of loans and securities is summarized below:

	Quarters Ended June 30,
	2007			2006
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	Margin (2)	Loans Sold	Amount	Margin (2)
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$109,425,578	$1,036,271	0.95%	$79,175,113	$972,089	1.23%
Nonprime Mortgage Loans	5,164,101	182,685	3.54%	9,895,562	200,003	2.02%
Prime Home Equity Loans:
Initial sales	1,998,399	50,723	2.54%	4,702,418	91,809	1.95%
Subsequent draws	1,042,353	22,976	2.20%	1,198,709	44,017	3.67%
	3,040,752	73,699	2.42%	5,901,127	135,826	2.30%
Total Production Sector	117,630,431	1,292,655	1.10%	94,971,802	1,307,918	1.38%
Reperforming loans	—	49	0.00%	103,515	682	0.66%
	$117,630,431	1,292,704	1.10%	$95,075,317	1,308,600	1.38%
Capital Markets:
Conduit activities(1)	$7,848,462	82,712	1.05%	$17,911,575	97,203	0.54%
Underwriting	N/A	32,862	N/A	N/A	73,506	N/A
Commercial real estate	$2,737,967	28,650	1.05%	$1,015,885	23,666	2.33%
Securities trading and other	N/A	36,418	N/A	N/A	13,478	N/A
		180,642			207,853
Other	N/A	20,112	N/A	N/A	10,997	N/A
		$1,493,458			$1,527,450

(1)          Includes loans sourced from the Mortgage Banking Segment.

(2)          Gain on sale as a percentage of loans sold.

The decrease in Capital Markets’ gain on sale related to its conduit activities was due primarily to a decrease in sales volume resulting from lower U.S. residential mortgage production, increased competition and credit spread widening. The increase in Capital Markets’ gain on sale related to its commercial real estate activities was due to an increase in the volume of loans sold, partially offset by a decrease in margins due to credit spread widening in the commercial mortgage markets.

For the Mortgage Banking Segment, the effects on the amount of gain on sale, of changes in the volume of loans sold and in the gain-on-sale margin is summarized in the following table:

	Quarter Ended June 30, 2007 vs. June 30, 2006
	Increase (Decrease) Due to
	Loans Sold	Margin	Total
	(in thousands)
Mortgage Banking:
Prime Mortgage Loans	$318,275	$(254,093)	$64,182
Nonprime Mortgage Loans	(123,557)	106,239	(17,318)
Prime Home Equity Loans:
Initial sales	(63,202)	22,116	(41,086)
Subsequent draws	(5,177)	(15,864)	(21,041)
	(68,379)	6,252	(62,127)
Total Production Sector	126,339	(141,602)	(15,263)
Reperforming loans	(633)	—	(633)
Total Mortgage Banking	$125,706	$(141,602)	$(15,896)

Gain on sale of Prime Mortgage Loans increased in the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006, due primarily to higher sales volume, partially offset by decreased margins on such sales. The decline in margins was due to increased price competition, a shift in channel mix towards our Correspondent Lending Channel, which has lower margins than our origination channels, and reduced sales of higher-margin pay-option products.

Gain on sale of Nonprime Mortgage Loans decreased in the quarter ended June 30, 2007 as compared to the year-ago quarter due primarily to a reduction in the volume of loans sold, partially offset by an increase in margins. The increase in margins was the result of improved secondary marketing execution and reduced price competition, especially in the Wholesale channel, along with a shift in the mix of loans sold towards our retail channel, which traditionally has carried greater margins than our other channels.

Gain on sale of Prime Home Equity Loans decreased in the quarter ended June 30, 2007 as compared to the year-ago quarter due primarily to a decrease in sales of such loans.

Net Interest Income and Provision for Loan Losses

Net interest income is summarized below:

	Quarters Ended June 30,
	2007	2006
	(in thousands)
Net interest income (expense):
Banking Segment loans and securities	$476,257	$436,547
Mortgage Banking Segment:
Loans and securities	147,647	133,393
Loan Servicing Sector:
Net interest income on custodial balances	224,197	207,154
Interest expense	(249,470)	(165,777)
Capital Markets Segment securities inventory	19,915	17,802
Other	109,450	61,355
Net interest income	727,996	690,474
Provision for loan losses	(292,924)	(61,898)
Net interest income after provision for loan losses	$435,072	$628,576

The increase in net interest income from the Banking Segment was attributable to both an increase in the net interest margin and growth in the average interest-earning assets. Average interest-earning assets in the Banking Segment increased to $86.7 billion during the quarter ended June 30, 2007, an increase of $3.6 billion, or 4% over the year-ago quarter. Net interest margin increased to 2.19% during the quarter ended June 30, 2007, from 2.10% during the year-ago quarter. Net interest margin was positively impacted by a smaller interest rate repricing lag compared to the year-ago quarter as well as a smaller proportion of the portfolio comprising pay-option ARM loans with reduced introductory interest rates. These positive factors were partially offset by a shift in asset mix to include a larger portion of lower-yielding high-credit quality mortgage-backed securities.

The increase in net interest income from Mortgage Banking Segment loans and securities reflects an increase in the average earning-assets from the year-ago quarter, partially offset by a decrease in net interest margin. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Long-term mortgage rates declined over the comparable period as short-term interest rates increased between the year-ago period and the quarter ended June 30, 2007, causing the decrease in the net interest margin.

Net interest income from custodial balances increased in the current period due to an increase in the earnings rate from 5.13% during the quarter ended June 30, 2006 to 5.35% during the quarter ended June 30, 2007 combined with an increase of $2.9 billion in average custodial balances from the year-ago quarter. Interest income on custodial balances is reduced by the interest we are required to pass through to security holders on paid-off loans, which was $113.6 million and $79.4 million in the quarters ended June 30, 2007 and 2006, respectively.

Interest expense allocated to the Loan Servicing Sector increased primarily due to the effect of rising interest rates, combined with an increase in total Servicing Sector assets.

The increase in net interest income from the Capital Markets securities inventory is attributable to a 39% increase in the average inventory of securities held, partially offset by a decrease in the net interest margin from 0.14% in the quarter ended June 30, 2006 to 0.11% in the quarter ended June 30, 2007. The decrease in the net interest margin earned on the securities portfolio is primarily due to a increase in short-term financing rates compared to a decrease in rates on the longer-term securities held by the Capital Markets Segment.

The increase in the provision for loan losses was primarily due to higher loss expectations driven by the impact of the current housing market on delinquency and default trends as well as portfolio seasoning. The impact was most significant on prime home equity loans.

Loan Servicing Fees and Other Income from MSRs and Retained Interests

Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Quarters Ended June 30,
	2007	2006
	(in thousands)
Servicing fees, net of guarantee fees(1)	$1,102,707	$939,778
Income from retained interests	123,941	128,542
Late charges	90,137	61,923
Prepayment penalties	70,018	58,148
Ancillary fees	34,452	18,768
Total loan servicing fees and income from MSRs and retained interests	$1,421,255	$1,207,159

(1)          Includes contractually specified servicing fees.

The increase in servicing fees, net of guarantee fees, was principally due to an 12% increase in the average servicing portfolio, combined with an increase in the overall annualized net service fee earned from 0.324% of the average portfolio balance during the quarter ended June 30, 2006 to 0.340% during the quarter ended June 30, 2007.

The decrease in income from retained interests was primarily due to a reduction in the average yield on such instruments from 18% in the year-ago quarter to 16% in the current quarter, partially offset by a 4% increase in the average investment in these assets from the quarter ended June 30, 2006 to the quarter ended June 30, 2007. Income from retained interests excludes any impairment charges or recoveries, which are included in impairment of retained interests in the consolidated statement of earnings. These investments include interest-only, principal-only and subordinated interests that arise from the securitization of mortgage loans, primarily Nonprime Mortgage and Prime Home Equity Loans.

Realization of Expected Cash Flows from Mortgage Servicing Rights

The change in fair value of MSRs that is included in earnings for the quarters ended June 30, 2007 and 2006 consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in fair value resulting from changes in interest rates and other market factors. The realization of expected cash flows from MSRs resulted in a value reduction of $1,007.2 million and $768.1 million during the quarters ended June 30, 2007 and 2006, respectively.

Change in Fair Value of Mortgage Servicing Rights

We recorded increases in the fair value of the MSRs in the quarters ended June 30, 2007 and 2006 of $1,327.4 million and $569.0 million, respectively, primarily as a result of increasing mortgage rates during both quarters which lowered expected future prepayment speeds.

(Impairment) Recovery of Retained Interests

(Impairment) recovery of retained interests is summarized below:

	Quarters Ended June 30,
	2007		2006
	(Impairment) Recovery	Asset Balance at Period End	(Impairment) Recovery	Asset Balance at Period End
	(in thousands)
Credit-sensitive retained interests	$(417,224)	$1,461,828	$10,133	$1,804,987
Non credit-sensitive retained interests	149,107	1,273,685	41,365	946,031
(Impairment) recovery of retained interests	$(268,117)	$2,735,513	$51,498	$2,751,018

In the quarter ended June 30, 2007, we recognized impairment of credit-sensitive retained interests of $417.2 million, including $388.1 million related to subordinated interests on prime home equity securitizations. The impairment charges on these subordinated interests were driven by weakening housing market conditions, which resulted in increased estimates for future losses on the loans underlying these securities. The loss estimate, as measured by undiscounted losses embedded in the valuation of subordinated interests as a percentage of the unpaid principal balance of the loans underlying such interests, increased from 3.1% to 5.2% during the quarter ended June 30, 2007.

In the quarters ended June 30, 2007 and 2006, we recorded increases in value of non credit-sensitive retained interests amounting to $149.1 million and $41.4 million respectively. These increases were related primarily to interest-only and principal-only retained interests.

Servicing Hedge Losses

The Servicing Hedge is designed to supplement the macro hedge and to offset a portion of the change in value of MSRs and retained interests recorded in current period earnings. The values of the derivatives and securities that are the primary components of the Servicing Hedge are tied to long-term mortgage, swap and Treasury rates. These rates increased during the quarters ended June 30, 2007 and 2006. As a result, the Servicing Hedge incurred a loss of $1,373.1 million, including $125 million of time value decay of the options included in the Servicing Hedge (our “hedge cost”) in the quarter ended June 30, 2007 and a loss of $621.1 million, including $112 million of hedge cost, in the quarter ended June 30, 2006.

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

Net Insurance Premiums Earned

An increase in premiums earned on the lender-placed insurance lines of business, along with an increase in reinsurance premiums earned contributed to the $68.2 million increase in net insurance premiums earned.

Other Revenue

Other revenue consists of the following:

	Quarters Ended June 30,
	2007	2006
	(in thousands)
Appraisal fees, net	$41,674	$34,823
Credit report fees, net	18,164	19,611
Title services	15,773	10,147
Increase (decrease) in cash surrender value of life insurance	12,271	(2,491)
Insurance agency commissions	5,392	7,756
Other	73,955	51,665
Total other revenue	$167,229	$121,511

Compensation Expenses

Compensation expenses decreased 3%, or $34.7 million in the quarter ended June 30, 2007 as compared to the year-ago period. Details are presented below:

	Quarters Ended June 30,
	2007	2006
	(in thousands)
Base salaries	$624,734	$587,431
Incentive bonus and commissions	475,941	509,223
Payroll taxes and other benefits	195,214	228,750
Deferral of loan origination costs	(186,873)	(181,697)
Total compensation expenses	$1,109,016	$1,143,707

Average workforce by segment is summarized below:

	Quarters Ended June 30,
	2007	2006
Mortgage Banking	42,279	41,472
Banking	2,224	2,374
Capital Markets	1,048	775
Insurance	2,170	2,102
Global Operations	3,486	2,041
Corporate Administration	7,054	7,290
Average workforce, including temporary staff	58,261	56,054

Compensation expense reductions in the Mortgage Banking Segment and in Corporate Administration were partially offset by increases in the Capital Markets Segment.

•       In the Mortgage Banking Segment, compensation expenses decreased $39.4 million, or 4% before deferral of loan origination costs. The decrease came from the Loan Production Sector, where compensation expenses decreased $54.1 million, or 7% because of a change in channel mix, partially offset by a 2% increase in average staff to support our capacity growth efforts. This decrease was partially offset by an increase of $9.1 million in the Loan Servicing Sector due to continuing growth in the servicing portfolio and increasing delinquencies and an increase of $5.6 million in the Loan Closing Services Sector.

•       In Corporate Administration, compensation expense reductions of $49.7 million primarily related to reductions in stock-based compensation and pension expenses as well as to reduced staffing levels.

•       In the Capital Markets Segment, compensation expense increased by $27.9 million due to an increase in the average staffing levels relating to newer lines of business.

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

Occupancy and Other Office Expenses

Occupancy and other office expenses are summarized below:

	Quarters Ended June 30,
	2007	2006
	(in thousands)
Office and equipment rentals	$65,221	$55,420
Depreciation	59,177	49,827
Utilities	41,234	38,144
Postage and courier service	27,568	31,043
Office supplies	21,963	23,024
Dues and subscriptions	15,088	17,939
Repairs and maintenance	14,546	21,338
Other	24,220	24,345
Total occupancy and other office expenses	$269,017	$261,080

Occupancy and other office expenses for the quarter ended June 30, 2007 increased by 3%, or $7.9 million, reflecting growth in facilities.

Insurance Claim Expenses

Insurance claim expenses were $154.8 million for the quarter ended June 30, 2007 as compared to $102.8 million for the year-ago period. The increase in insurance claims expense was due to growth in our insurance book of business and to losses arising from wildfires and Northeast windstorms during the current quarter.

Advertising and Promotion Expenses

Advertising and promotion expenses increased 21% from the quarter ended June 30, 2006, as a result of the increasing competition for lending business as the mortgage market volume declines.

Other Operating Expenses

Other operating expenses are summarized below:

	Quarters Ended June 30,
	2007	2006
	(in thousands)
Legal, consulting, accounting and auditing expenses	$47,261	$63,141
Insurance commission expense	43,705	45,508
Travel and entertainment	27,771	38,205
Mortgage insurance	23,938	7,718
Losses on servicing-related advances	22,635	12,072
Software amortization and impairment	19,561	12,653
Taxes and licenses	18,146	13,608
Insurance	17,686	6,187
Other	79,790	63,835
Deferral of loan origination costs	(29,136)	(30,016)
Total other operating expenses	$271,357	$232,911

The increase in operating expenses reflects an increase of $16.2 million in purchased mortgage insurance expense relating to the Banking Operations portfolio of loans held for investment, as well as overall growth in the Company from the quarter ended June 30, 2006 to the quarter ended June 30, 2007.

Results of Operations Comparison—Six Months Ended June 30, 2007 and 2006

Consolidated Earnings Performance

Net earnings for the six months ended June 30, 2007 were $919.0 million, a 35% decrease from the year-ago period. Our diluted earnings per share were $1.53, a 32% decrease from the year-ago period.

The decrease in our net earnings resulted primarily from increased credit costs attributable to higher loss expectations caused by rising delinquencies and defaults stemming from softer housing markets. In addition, volatile market conditions, primarily in the nonprime and prime home equity arenas, contributed to the year-over-year earnings decline, which are reflected in our Mortgage Banking, Banking and Capital Markets segments. These decreases were partially offset by a non-recurring reduction in our corporate tax rate to 32.7% in the six months ended June 30, 2007, which compares to 39.2% in the year-ago period and an increase in the profitability of our Insurance Segment. The change in the tax rate is the result of remeasurement of deferred income taxes precipitated by the relocation of certain operating activities resulting in favorable state income tax consequences.

The decrease in the profitability of our Mortgage Banking Segment was due primarily to decreased profitability in both our Loan Production and Loan Servicing Sectors. Our Loan Production Sector was negatively impacted by the turmoil early in the period in the nonprime markets which caused a decline in nonprime revenues. Our Loan Servicing Sector was negatively impacted by impairment of prime home equity and nonprime and other related residual securities. These credit-sensitive residuals declined in value due to increasing delinquency and default trends stemming from a softer housing market. As a result of these factors, we recorded impairment of retained interests of $696.7 million in the Loan Servicing Sector in the current six month period compared to impairment of retained interests of $68.6 million in the year-ago period.

The Banking Segment produced pre-tax earnings of $417.0 million, a decrease of 37% from the year-ago period. The decrease in profitability of our Banking Segment was primarily due to a $311.0 million increase in the provision for credit losses, partially offset by a 7% increase in average interest-earning assets in Banking Operations from the year-ago period. Pre-tax earnings of our Capital Markets Segment decreased $71.4 million, or 23%, from the year-ago period, due to weakening market conditions and an increase in expenses related to continued growth in newer lines of business. These decreases were partially offset by an increase in the profitability of the Insurance Segment, due to an increase in the net earned premiums and a reversal of loss reserves related to the 2003 book of reinsurance business on which negligible remaining loss exposure was deemed to exist in the first six months of 2007.

Operating Segment Results

Pre-tax earnings (loss) by segment are summarized below:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Mortgage Banking:
Loan Production	$578,140	$608,713
Loan Servicing	(216,451)	528,001
Loan Closing Services	58,217	48,432
Total Mortgage Banking	419,906	1,185,146
Banking	417,004	666,457
Capital Markets	241,718	313,163
Insurance	278,379	153,690
Global Operations	10,694	12,988
Other	(2,208)	(18,058)
Total	$1,365,493	$2,313,386

The pre-tax earnings (loss) of each segment include intercompany transactions, which are eliminated in the “other” category above.

Total loan production by segment and product, net of intercompany sales, is summarized below:

	Six Months Ended June 30,
	2007	2006
	(in millions)
Segment:
Mortgage Banking	$233,635	$197,087
Banking Operations	7,029	16,334
Capital Markets—Conduit acquisitions(1)	4,463	10,620
Total Mortgage Loan Fundings	245,127	224,041
Commercial Real Estate	4,912	1,963
	$250,039	$226,004
Product:
Prime Mortgage	$210,390	$178,389
Prime Home Equity	21,135	25,241
Nonprime Mortgage	13,602	20,411
Commercial Real Estate	4,912	1,963
	$250,039	$226,004

(1)          Acquisitions from third parties.

Our total loan production was $250.0 billion for the six months ended June 30, 2007, an 11% increase from the year-ago period. The increase was primarily due to an increase in our market share from 15.5% to 18.2% (based on our internal market estimates) in a mortgage market that declined approximately 7% from the year-ago period. The increase in our market share was primarily driven by increased market share in our Correspondent Lending Channel.

The following table summarizes loan production by purpose and by interest rate type:

	Six Months Ended June 30,
	2007	2006
	(in millions)
Purpose:
Non-purchase	$149,137	$121,903
Purchase	100,902	104,101
	$250,039	$226,004
Interest Rate Type:
Fixed	$173,325	$113,748
Adjustable	76,714	112,256
	$250,039	$226,004

Mortgage Banking Segment

The mortgage banking segment includes Loan Production, Loan Servicing and Loan Closing Services Sectors.

Loan Production Sector

The following table summarizes Mortgage Banking loan production by channel, by mortgage loan type, by purpose and by interest rate type:

	Six Months Ended June 30,(1)
	2007	2006
	(in millions)
Channel:
Originated:
Retail:
Consumer Markets	$60,321	$59,000
Full Spectrum Lending	19,111	16,063
	79,432	75,063
Wholesale Lending	45,053	44,758
Total originated	124,485	119,821
Purchased—Correspondent Lending	109,150	77,266
	$233,635	$197,087
Mortgage Loan Type:
Prime Mortgage	$205,053	$158,054
Prime Home Equity	16,013	20,763
Nonprime Mortgage	12,569	18,270
	$233,635	197,087
Purpose:
Non-purchase	$138,967	$105,600
Purchase	94,668	91,487
	$233,635	$197,087
Interest Rate Type:
Fixed Rate	$163,592	$107,855
Adjustable Rate	70,043	89,232
	$233,635	$197,087

(1)          $92.5 billion and $24.3 billion of Mortgage Banking loan production were funded by Countrywide Bank during the six months ended June 30, 2007 and 2006, respectively.

The pre-tax earnings of the Loan Production Sector are summarized below:

	Six Months Ended June 30,
	2007		2006
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$2,191,421		$2,064,861
Prime Home Equity	296,464		339,058
Nonprime Mortgage	207,500		420,124
Total revenues	2,695,385	1.16%	2,824,043	1.43%
Expenses:
Compensation	1,182,534	0.51%	1,227,070	0.62%
Other operating	698,002	0.30%	709,165	0.36%
Allocated corporate	236,709	0.10%	279,095	0.14%
Total expenses	2,117,245	0.91%	2,215,330	1.12%
Pre-tax earnings	$578,140	0.25%	$608,713	0.31%
Total Mortgage Banking loan production	$233,635,000		$197,087,000

Revenues (in dollars and expressed as a percentage of mortgage loans produced) decreased from the year-ago period driven primarily by declining Nonprime Mortgage Loan revenues and a decrease in Prime Mortgage margins, partially offset by a $40.6 billion increase in the volume of loans sold. Nonprime revenues for the six months ended June 30, 2007 included a $217.8 million write-down of nonprime mortgage loans held for sale, most of which were transferred to loans held for investment. This charge was partially offset by gains of $97.0 million from credit default swaps. Credit default swaps are used to manage credit spread risk (the risk that investors will require higher yields as a result of changes in their assessment of credit risk as compared to a risk-free U.S. Treasury security). Revenues were also affected by an $80.2 million write-down of primarily nonsalable prime and prime home equity mortgage loans held for sale, most of which were transferred to loans held for investment. In the six months ended June 30, 2007, $226.2 billion of mortgage loans, or 97% of Mortgage Banking loan production, was sold compared to $185.7 billion of mortgage loans, or 94% of Mortgage Banking loan production, in the six months ended June 30, 2006.

Expenses decreased from the year-ago period (both in dollars and as a percentage of loans produced), primarily due to a change in the production channel mix towards our Correspondent Lending Channel, which has a lower cost structure than our origination channels and to cost cutting initiatives.

Loan Servicing Sector

The following table summarizes the results for the Loan Servicing Sector:

	Six Months Ended June 30,
	2007		2006
	Amount	Percentage of Average Servicing Portfolio(1)	Amount	Percentage of Average Servicing Portfolio(1)
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$2,225,192	0.331%	$1,853,240	0.325%
Escrow balance income	428,017	0.064%	367,181	0.064%
Miscellaneous fees	399,768	0.059%	278,990	0.049%
Income from retained interests	270,668	0.040%	262,515	0.046%
Realization of expected cash flows from mortgage servicing rights	(1,931,948)	(0.287%)	(1,505,929)	(0.264%)
Operating revenues	1,391,697	0.207%	1,255,997	0.220%
Direct expenses	382,160	0.057%	372,923	0.065%
Allocated corporate expenses	36,890	0.005%	44,583	0.008%
Total expenses	419,050	0.062%	417,506	0.073%
Operating earnings	972,647	0.145%	838,491	0.147%
Interest expense	(512,032)	(0.076%)	(281,609)	(0.049%)
Change in fair value of mortgage servicing rights	1,506,453	0.224%	1,546,646	0.271%
Impairment of retained interests	(696,692)	(0.104%)	(68,583)	(0.012%)
Servicing hedge losses	(1,486,827)	(0.221%)	(1,506,944)	(0.264%)
Valuation changes, net of Servicing Hedge	(677,066)	(0.101%)	(28,881)	(0.005%)
Pre-tax (loss) earnings	$(216,451)	(0.032%)	$528,001	0.093%
Average servicing portfolio	$1,345,189,000		$1,140,989,000

(1)          Annualized

The pre-tax loss in the Loan Servicing Sector was $216.5 million during the six months ended June 30, 2007, a decrease in results of operations of $744.5 million from the year-ago period. The decline in pre-tax earnings was due to impairment of retained interests totaling $696.7 million in the six months ended June 30, 2007, compared to a loss of $68.6 million in the year-ago period. Also contributing to the decline in pre-tax earnings was an increase in interest expense related to the cost of carrying a larger average investment in Loan Servicing Sector assets and increased cost of debt. These reductions were partially offset by higher operating revenues from a larger servicing portfolio.

During the six months ended June 30, 2007, we recorded an impairment of retained interests of $696.7 million as summarized below:

	Six Months Ended June 30,
	2007		2006
	(Impairment) Recovery	Asset Balance at Period End	(Impairment) Recovery	Asset Balance at Period End
	(in thousands)
Credit-sensitive retained interests	$(782,296)	$1,461,828	$(91,496)	$1,804,987
Non credit-sensitive retained interests	85,604	1,159,306	22,913	801,369
(Impairment) recovery of retained interests	$(696,692)	$2,621,134	$(68,583)	$2,606,356

The impairment losses recognized during the six months ended June 30, 2007, on credit-sensitive retained interests primarily relate to subordinated interests backed by prime home equity and nonprime and related loans. The declines in value were caused primarily by weakening housing market conditions resulting in increased delinquency and default trends and related loss projections. Impairment charges relating to subordinated interests backed by prime home equity loans and nonprime and related loans totaled $521.0 million and $255.9 million during the six months ended June 30, 2007, respectively. These losses were partially offset by $85.6 million in fair value increases primarily relating to interest-only and principal-only retained interests.

Loan Closing Services Sector

The LandSafe companies produced $58.2 million in pre-tax earnings in the six months ended June 30, 2007, representing an increase of 20% from the year-ago period. The increase in LandSafe’s pre-tax earnings was due to an increase in our loan application activity.

Banking Segment

Following is a summary of Banking Operations’ loan production and purchase volume by channel:

	Six Months Ended June 30,
	2007	2006
	(in millions)
Purchases	$3,269	$4,014
Correspondent Lending	1,595	5,790
Consumer Markets	1,576	854
Wholesale Lending	589	5,676
	$7,029	$16,334

The decline in Banking Operations’ loan production and purchase volume contributed to slower asset growth in our Banking Operations. Our strategic plan calls for continued long-term growth in Banking Operations’ assets. However, asset growth in any period is influenced by general mortgage market conditions, the availability of assets which meet our asset quality and yield requirements and our consolidated capital and earnings considerations.

The Banking Segment achieved pre-tax earnings of $417.0 million during the six months ended June 30, 2007, compared to $666.5 million for the year-ago period. Following is the composition of pre-tax earnings:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Banking Operations	$430,383	$659,473
CWL	19,556	31,532
Allocated corporate expenses	(32,935)	(24,548)
Total Banking Segment pre-tax earnings	$417,004	$666,457

The revenues and expenses of Banking Operations are summarized in the following table:

	Six Months Ended June 30,
	2007	2006
	(dollar amounts in thousands)
Interest income	$2,807,652	$2,363,269
Interest expense	(1,847,573)	(1,523,871)
Net interest income	960,079	839,398
Provision for credit losses(1)	(375,507)	(64,533)
Net interest income after provision for credit losses	584,572	774,865
Non-interest income	90,381	73,483
Mortgage insurance expense	(43,332)	(16,004)
Other non-interest expense	(201,238)	(172,871)
Pre-tax earnings	$430,383	$659,473
Efficiency ratio(2)	24%	21%
After-tax return on average assets	0.68%	1.03%

(1)          Includes provision for loan losses plus provision for losses on unfunded commitments.

(2)          Non-interest expense divided by the sum of net interest income plus non-interest income. The Banking Operations’ efficiency ratio reflects the expense structure resulting from its relationship with Countrywide Home Loans but does not include allocated corporate expenses. If Banking Operations were a stand-alone entity, the nature and amount of its expenses would differ from those reported. For example, the fulfillment fees paid by Countrywide Bank to the Loan Production Sector for origination costs incurred on investment mortgage loans funded by Countrywide Bank are generally determined on an incremental cost basis which is less than would be incurred in an arms-length transaction.

Banking Operations achieved pre-tax earnings of $430.4 million for the six months ended June 30, 2007, a decrease of $229.1 million, or 35%, from the year-ago period. This decrease resulted primarily from a higher provision for credit losses and an increase in mortgage insurance expense, partially offset by an increase in net interest income.

The Banking Operations’ provision for credit losses increased by $311.0 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in the provision for credit losses was primarily due to higher loss expectations driven by the impact of the current housing market on delinquency and default trends as well as portfolio seasoning. The impact was most significant on prime home equity loans. The provision for credit loss on prime home equity loans was $286.8 million during the six months ended June 30, 2007 compared to $46.0 million in the year-ago period.

Mortgage insurance expense increased $27.3 million as the Bank has continued to acquire loss insurance as part of its credit risk management activities.

The components of net interest income of Banking Operations are summarized below:

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Loans(1)	$69,203,436	$2,455,457	7.11%	$68,427,489	$2,157,342	6.32%
Securities available for sale(2)	11,100,939	307,083	5.53%	6,104,385	154,121	5.05%
Short-term investments	199,582	5,498	5.56%	565,344	13,441	4.79%
FHLB securities and FRB stock	1,341,862	39,614	5.95%	1,383,792	38,365	5.59%
Total earning assets	81,845,819	2,807,652	6.87%	76,481,010	2,363,269	6.19%
Allowance for loan losses	(279,464)			(119,361)
Other assets	3,308,692			1,061,392
Total assets	$84,875,047			$77,423,041
Interest-bearing liabilities:
Money market deposits and savings accounts	$12,883,401	339,124	5.31%	$5,016,247	112,426	4.52%
Company-controlled custodial deposits(3)	16,150,567	415,379	5.19%	14,649,621	337,373	4.64%
Time deposits	28,122,947	715,032	5.13%	24,640,209	534,803	4.38%
Total interest-bearing deposits	57,156,915	1,469,535	5.18%	44,306,077	984,602	4.48%
Borrowings	17,629,475	378,038	4.32%	25,931,310	539,269	4.19%
Total interest-bearing liabilities	74,786,390	1,847,573	4.98%	70,237,387	1,523,871	4.38%
Non interest-bearing liabilities and equity:
Non interest-bearing checking accounts	2,054,112			1,109,690
Other liabilities	2,888,974			730,038
Shareholder’s equity	5,145,571			5,345,926
Total non interest-bearing liabilities and equity	10,088,657			7,185,654
Total liabilities and shareholder’s equity	$84,875,047			$77,423,041
Net interest income		$960,079			$839,398
Net interest spread(4)			1.89%			1.81%
Net interest margin(5)			2.32%			2.17%

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

The dollar amounts of interest income and interest expense vary depending upon changes in interest rates and upon the relative volumes of our interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period’s volume), and (iii) changes in rate/volume (changes in rate multiplied by the change in volume)—which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below—are as follows:

	Six Months Ended June 30, 2007 vs. June 30, 2006
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
	(in thousands)
Interest-earning assets:
Loans	$36,346	$261,769	$298,115
Securities available for sale	136,956	16,006	152,962
Short-term investments	(9,804)	1,861	(7,943)
FHLB securities and FRB stock	(1,306)	2,555	1,249
Total interest income	$162,192	$282,191	$444,383
Interest-bearing liabilities:
Money market deposits savings accounts	$204,004	$22,694	$226,698
Company-controlled custodial deposits	36,453	41,553	78,006
Time deposits	81,447	98,782	180,229
Total deposits	321,904	163,029	484,933
Total borrowings	(177,546)	16,315	(161,231)
Total interest expense	144,358	179,344	323,702
Net interest income	$17,834	$102,847	$120,681

The increase in net interest income is primarily due to a $5.4 billion, or 7%, increase in average interest-earning assets and a 15 basis point increase in net interest margin. The increase in the net interest margin from the year-ago period was a result of the effect of a smaller interest rate repricing lag and the reduced impact of teaser rates earned on recently funded pay-option loans as such loans comprised a smaller portion of the portfolio in the six months ended June 30, 2007 compared to the year-ago period, partially offset by a change in asset mix to include a larger portion of lower-yielding high-credit quality mortgage-backed securities.

The Banking Segment also includes the operations of CWL. CWL’s pre-tax earnings decreased by $12.0 million during the six months ended June 30, 2007 in comparison to the year-ago period, primarily due to a 10% decrease in average mortgage warehouse advances, which resulted primarily from a decrease in overall market funding activity and to competitive pricing pressure. Warehouse lending advances were $2.5 billion at June 30, 2007 and had an average yield of 6.4% during the six months ended June 30, 2007.

Capital Markets Segment

Our Capital Markets Segment achieved pre-tax earnings of $241.7 million for the six months ended June 30, 2007, a decrease of $71.4 million, or 23%, from the year-ago period caused by an overall decline in revenue and a $56.1 million, or 27% increase in expenses to support newer lines of business.

The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Revenues:
Conduit	$161,468	$226,840
Underwriting	103,840	150,170
Commercial real estate	87,963	44,113
Securities trading	82,005	61,283
Brokering	27,330	16,142
Other	42,807	22,257
Total revenues	505,413	520,805
Expenses:
Operating expenses	249,967	196,413
Allocated corporate expenses	13,728	11,229
Total expenses	263,695	207,642
Pre-tax earnings	$241,718	$313,163

During the six months ended June 30, 2007, the Capital Markets Segment generated revenues totaling $161.5 million from its conduit activities, primarily managing the acquisition and sale or securitization of loans on behalf of CHL. These revenues, primarily as they relate to nonprime loans, were adversely impacted by deteriorating market conditions, specifically higher investor yield requirements. Also, the volume of loans sold declined by $20.6 billion, or 57%, reflecting adverse market conditions, reduced CHL loan production and fewer third party loan purchases. Underwriting revenues were also negatively impacted because of the reduced volume of conduit securitizations as well as a decline in nonprime and prime home equity securitization activity on behalf of the Mortgage Banking Segment.

During the current reporting period, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $88.0 million compared to $44.1 million in the year-ago period. The increase in revenue was due to an increase in the volume of loans sold, partially offset by a decrease in margins due to credit spread widening resulting from turmoil in the mortgage market during the six month ended June 30, 2007.

The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the Mortgage Banking Segment, by instrument:

	Six Months Ended June 30,
	2007	2006
	(in millions)
Mortgage-backed securities	$1,244,732	$1,099,228
Asset-backed securities	55,441	61,737
Other	76,797	86,799
Subtotal(1)	1,376,970	1,247,764
U.S. Treasury securities	730,716	664,927
Total securities trading volume	$2,107,686	$1,912,691

(1)       Approximately 13% and 14% of the segment’s non-U.S. Treasury securities trading volume was with Countrywide Home Loans during the six months ended June 30, 2007 and 2006, respectively.

Insurance Segment

The Insurance Segment’s pre-tax earnings increased by $124.7 million over the year-ago period, to $278.4 million during the six months ended June 30, 2007. The following table shows pre-tax earnings by component:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Balboa Reinsurance Company	$187,415	$99,158
Balboa Life and Casualty(1)	107,986	67,348
Allocated corporate expenses	(17,022)	(12,816)
Total Insurance Segment pre-tax earnings	$278,379	$153,690

(1)          Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

The following table shows net insurance premiums earned:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Balboa Reinsurance Company	$128,694	$106,951
Balboa Life and Casualty	557,867	457,068
Total net insurance premiums earned	$686,561	$564,019

The following table shows insurance claim expenses:

	Six Months Ended June 30,
	2007		2006
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$(43,872)	N/M	$20,735	19%
Balboa Life and Casualty	255,946	46%	206,116	45%
Total insurance claim expenses	$212,074		$226,851

Our mortgage reinsurance business produced an increase in pre-tax earnings of $88.3 million, or 89%, over the year-ago period, resulting primarily from a $74.0 million reversal of loss reserves related to the 2003 book of business, on which negligible remaining loss exposure was deemed to exist in the first six months of 2007. Also contributing to the increase in pre-tax earnings was growth of 4% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts.

Our Life and Casualty insurance business produced pre-tax earnings of $108.0 million, an increase of $40.6 million, or 60%, from the year-ago period. The increase in earnings was driven by a $100.8 million, or 22%, increase in net earned premiums during the six months ended June 30, 2007 in comparison to the year-ago period. The increase in net earned premiums was primarily attributable to growth in lender-placed insurance and voluntary auto insurance.

Global Operations Segment

Global Operation’s pre-tax earnings totaled $10.7 million during the six months ended June 30, 2007, a decrease of $2.3 million from the year-ago period. The decrease in earnings was primarily due to the termination of the joint venture with Barclays Bank, PLC in 2006, partially offset by an increase in revenue recognized from the licensing of software.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

Gain on sale of loans and securities is summarized below:

	Six Months Ended June 30,
	2007			2006
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	Margin (2)	Loans Sold	Amount	Margin (2)
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$202,304,717	$1,937,557	0.96%	$155,351,689	$1,869,823	1.20%
Nonprime Mortgage Loans	13,054,123	149,256	1.14%	18,985,834	349,440	1.84%
Prime Home Equity Loans:
Initial Sales	8,785,234	188,613	2.15%	9,144,944	169,728	1.86%
Subsequent draws	2,085,493	50,438	2.42%	2,173,660	79,704	3.67%
	10,870,727	239,051	2.20%	11,318,604	249,432	2.20%
Total Production Sector	226,229,567	2,325,864	1.03%	185,656,127	2,468,695	1.33%
Reperforming loans	—	—	0.00%	247,162	2,661	1.08%
	$226,229,567	2,325,864	1.03%	$185,903,289	2,471,356	1.33%
Capital Markets:
Conduit activities(1)	$15,282,847	139,995	0.92%	$35,855,029	210,097	0.59%
Underwriting	N/A	97,028	N/A	N/A	136,607	N/A
Commercial real estate	$4,270,140	66,215	1.55%	$1,958,070	31,229	1.59%
Securities trading and other	N/A	67,200	N/A	N/A	17,220	N/A
		370,438			395,153
Other	N/A	31,260	N/A	N/A	22,119	N/A
		$2,727,562			$2,888,628

(1)          Includes loans purchased from the Mortgage Banking Segment.

(2)          Gain on sale as a percentage of loans sold.

The decrease in Capital Markets’ gain on sale related to its conduit activities was due primarily to a decrease in sales volume resulting from lower U.S. residential mortgage production, increased competition and credit spread widening. The increase in Capital Markets’ gain on sale related to its commercial real estate activities was due to an increase in the volume of loans sold, partially offset by a decrease in margins resulting from credit spread widening.

For the Mortgage Banking Segment, the effects of changes in the volume of loan sales and the margin on sale on the amount of gain on sale is summarized in the following table:

	Six Months Ended June 30, 2007 vs. June 30, 2006
	Increase (Decrease) Due to
	Loans Sold	Margin	Total
	(in thousands)
Mortgage Banking:
Prime Mortgage Loans	$496,244	$(428,510)	$67,734
Nonprime Mortgage Loans	(90,483)	(109,701)	(200,184)
Prime Home Equity Loans:
Initial Sales	(6,886)	25,771	18,885
Subsequent draws	(3,116)	(26,150)	(29,266)
	(10,002)	(379)	(10,381)
Total Production Sector	395,759	(538,590)	(142,831)
Reperforming loans	(2,661)	—	(2,661)
Total Mortgage Banking	$393,098	$(538,590)	$(145,492)

Gain on sale of Prime Mortgage Loans increased in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, due primarily to higher sales, substantially offset by decreased margins on such loans. The decline in margins was due to increased price competition, change in product mix to lower-margin products and a shift in channel mix towards our Correspondent Lending channel, which has lower margins than our origination channels.

Gain on sale of Nonprime Mortgage Loans decreased in the six months ended June 30, 2007 as compared to the year-ago period due primarily to a write-down of $217.8 million that related largely to the transfer of $906.9 million Nonprime Mortgage Loans held for sale to loans held for investment in the first quarter of 2007. This negative impact was partially offset by improved secondary market execution for nonprime loans in the second quarter of 2007. The loans transferred to loans held for investment had declined in value as a result of deteriorating market conditions-specifically higher investor yield requirements as well as increased loss assumptions-during the first quarter of 2007. The negative effect of this write-down was partially offset by a $97.0 million gain in credit default swaps, used to mitigate credit spread risk. Also contributing to the decline in gain on sale of Nonprime Mortgage Loans was a reduction in the volume of loans sold in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Gain on sale of Prime Home Equity Loans decreased in the six months ended June 30, 2007 as compared to the year-ago period due primarily to a decrease in the value of subsequent draws resulting from higher loss expectations.

Net Interest Income and Provision for Loan Losses

Net interest income is summarized below:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net interest income (expense):
Banking Segment loans and securities	$987,010	$874,455
Mortgage Banking Segment:
Loans and securities	258,030	282,231
Loan Servicing Sector:
Net interest income on custodial balances	428,017	367,181
Interest expense	(477,994)	(311,659)
Capital Markets Segment securities inventory	44,395	50,165
Other	219,475	122,536
Net interest income	1,458,933	1,384,909
Provision for loan losses	(444,886)	(125,036)
Net interest income after provision for loan losses	$1,014,047	$1,259,873

The increase in net interest income from the Banking Segment was attributable to both an increase in the net interest margin and growth in the average interest-earning assets. Average interest-earning assets in the Banking Segment increased to $84.9 billion during the six months ended June 30, 2007, an increase of $4.0 billion, or 5% over the year-ago period. Net interest margin increased to 2.32% during the six months ended June 30, 2007, from 2.16% during the year-ago period primarily as a result of a smaller interest rate repricing lag compared to the prior period as well as the segment’s portfolio containing a smaller proportion of pay-option ARM loans with reduced introductory interest rates. These positive factors were partially offset by a shift in asset mix to include a larger portion of lower-yielding high-credit quality mortgage-backed securities.

The decrease in net interest income from the Mortgage Banking Segment loans and securities reflects a decrease in net interest margin from the year-ago period, partially offset by a higher balance of average earning-assets. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Short-term interest rates rose as average long-term mortgage interest rates experienced a decline between the year-ago period and the six months ended June 30, 2007, causing the decrease in net interest margin.

Net interest income from custodial balances increased in the current period due to an increase in the earnings rate from 4.94% during the six months ended June 30, 2006 to 5.24% during the six months ended June 30, 2007, and by an increase of $3.2 billion in average custodial balances from the year-ago period. Interest income on custodial balances is reduced by the interest we are required to pass through to security holders on paid-off loans, which was $202.9 million and $149.4 million in the six months ended June 30, 2007 and 2006, respectively.

Interest expense allocated to the Loan Servicing Sector increased primarily due to an increase in total Loan Servicing Sector assets.

The decrease in net interest income from the Capital Markets securities inventory is attributable to a decrease in the net interest margin from 0.20% in the six months ended June 30, 2006 to 0.12% in the six months ended June 30, 2007, partially offset by a 43% increase in the average inventory of securities held. The decrease in the net interest margin earned on the securities portfolio is primarily due to an increase in short-term financing rates compared to a decrease in the rates we earn on the longer-term securities held by the Capital Markets Segment.

The increase in the provision for loan losses was primarily due to higher loss expectations driven by the impact of the current housing market on delinquency and default trends as well as portfolio seasoning. The impact was most significant on prime home equity loans.

Loan Servicing Fees and Other Income from MSRs and Retained Interests

Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Servicing fees, net of guarantee fees(1)	$2,141,350	$1,853,240
Income from retained interests	272,263	262,515
Late charges	180,410	129,264
Prepayment penalties	148,814	111,934
Global Operations Segment subservicing fees	—	11,824
Ancillary fees	65,707	38,269
Total loan servicing fees and income from MSRs and retained interests	$2,808,544	$2,407,046

(1)          Includes contractually specified servicing fees.

The increase in servicing fees, net of guarantee fees, was principally due to an 11% increase in the average servicing portfolio, combined with an increase in the overall annualized net service fee earned from 0.325% of the average portfolio balance during the six months ended June 30, 2006 to 0.338% during the six months ended June 30, 2007.

The increase in income from retained interests was due primarily to a 7% increase in the average investment in these assets from the six months ended June 30, 2006 to the six months ended June 30, 2007 partially offset by a reduction in the yield on such instruments from 18% in the year-ago period to 17% in the current period. Income from retained interests excludes any impairment charges or recoveries, which are included in impairment of retained interests in the consolidated statement of earnings. These investments include interest-only, principal-only and residual securities that arise from the securitization of mortgage loans, primarily Nonprime Mortgage and Prime Home Equity Loans.

Realization of Expected Cash Flows from Mortgage Servicing Rights

The change in fair value of MSRs that is included in earnings for the six months ended June 30, 2007 and 2006 consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in fair value resulting from changes in interest rates and other market factors. The realization of expected cash flows from MSRs resulted in a value reduction of $1,931.9 million and $1,506.7 million during the six months ended June 30, 2007 and 2006, respectively.

Change in Fair Value of Mortgage Servicing Rights

We recorded an increase in the fair value of MSRs in the six months ended June 30, 2007 of $1,506.5 million, primarily due to increased mortgage rates during the period which lowered expected future prepayment speeds. Mortgage rates also increased in the six months ended June 30, 2006 and as a result we recorded an increase in the fair value of the MSRs of $1,547.3 million.

Impairment of Retained Interests

Impairment of retained interests is summarized below:

	Six Months Ended June 30,
	2007		2006
	(Impairment) Recovery	Asset Balance at Period End	(Impairment) Recovery	Asset Balance at Period End
	(in thousands)
Credit-sensitive retained interests	$(782,296)	$1,461,828	$(91,496)	$1,804,987
Non credit-sensitive retained interests	84,578	1,273,685	22,340	946,031
(Impairment) recovery of retained interests	$(697,718)	$2,735,513	$(69,156)	$2,751,018

In the six months ended June 30, 2007, we recognized impairment of credit-sensitive retained interests of $782.3 million, including $521.0 million related to subordinated interests on prime home equity securitizations and $255.9 million related to nonprime and related residual interests. These impairment charges were the result of the effect of weakening housing market conditions on increased estimates for future losses on the loans underlying these securities. In addition, increased market yield requirements for the nonprime securities contributed to the decline in the value of the nonprime residual interests.

In the six months ended June 30, 2006, we recognized impairment of credit-sensitive retained interests of $91.5 million. This impairment was primarily the result of a decline in the value of certain nonprime securities due to compression of the interest rate spread on the residuals we hold because the interest on the collateral is fixed-rate while the pass-through rate is floating.

In the six months ended June 30, 2007 and 2006, we recognized increases in values of the non credit-sensitive retained interests, consisting primarily of interest-only and principal-only retained interests.

Servicing Hedge Losses

The Servicing Hedge is designed to supplement the macro hedge and to offset a portion of the change in value of MSRs and retained interests recorded in current period earnings. The values of the derivatives and securities that are the primary components of the Servicing Hedge are tied to long-term mortgage, swap and Treasury rates. These rates increased during the six months ended June 30, 2007. In addition, we used credit default swaps to moderate a negative impact on earnings caused by credit spread-driven declines in fair value during the first quarter of 2007. During the first quarter of 2007, credit spreads widened, resulting in a gain related to the credit default swaps. The Servicing Hedge incurred a loss of $1,486.8 million, including $239 million of time value decay of the options included in the Servicing Hedge (our “hedge cost”) and a $57.2 million gain related to the credit default swaps.

In the six months ended June 30, 2006, long-term mortgage, swap and Treasury rates increased. As a result, the Servicing Hedge incurred a loss of $1,506.9 million, including $245 million of hedge cost.

Net Insurance Premiums Earned

An increase in premiums earned on the lender-placed and voluntary auto insurance lines of business, along with an increase in reinsurance premiums earned, contributed to the $122.5 million increase in net insurance premiums earned.

Other Revenue

Other revenue consists of the following:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Appraisal fees, net	$81,809	$66,085
Credit report fees, net	36,302	38,957
Title services	30,126	20,081
Increase in cash surrender value of life insurance	17,061	4,098
Insurance agency commissions	14,053	15,096
Other	148,147	107,797
Total other revenue	$327,498	$252,114

Compensation Expenses

Compensation expenses decreased $34.1 million, or 2%, during the six months ended June 30, 2007 as compared to the year-ago period as summarized below:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Base salaries	$1,198,486	$1,141,259
Incentive bonus and commissions	922,884	965,522
Payroll taxes and benefits	419,189	451,610
Deferral of loan origination costs	(356,135)	(339,866)
Total compensation expenses	$2,184,424	$2,218,525

Average workforce by segment is summarized below:

	Six Months Ended June 30,
	2007	2006
Mortgage Banking	41,506	40,843
Banking	2,115	2,297
Capital Markets	987	744
Insurance	2,110	2,123
Global Operations	3,197	2,226
Corporate Administration	6,941	7,091
Average workforce, including temporary staff	56,856	55,324

Compensation expense reductions in the Mortgage Banking Segment and in Corporate Administration were partially offset by increases in the Capital Markets Segment.

•       In the Mortgage Banking Segment, compensation expenses decreased $42.9 million, or 2%, before deferral of loan origination costs. The decrease came from the Loan Production Sector, where compensation expenses decreased $65.0 million, or 4%, because of a change in channel mix, partially offset by a 2% increase in average staff to support our capacity growth efforts. This decrease was partially offset by an increase of $9.7 million in the Loan Servicing Sector due to continuing growth in the servicing portfolio and rising delinquencies and an increase of $12.4 million in the Loan Closing Services Sector.

•       In Corporate Administration, compensation expense reductions primarily related to reductions in stock-based compensation and pension expenses as well as to reduced staffing levels.

•       In the Capital Markets Segment, compensation expense increased by $38.9 million due to an increase in the average headcount relating to new lines of business.

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

Occupancy and Other Office Expenses

Occupancy and other office expenses are summarized below:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Office and equipment rentals	$131,619	$108,371
Depreciation	116,488	97,598
Utilities	81,847	78,333
Postage and courier service	52,719	56,260
Office supplies	41,912	45,449
Repairs and maintenance	30,850	37,769
Dues and subscriptions	30,188	33,634
Other	47,607	48,997
Total occupancy and other office expenses	$533,230	$506,411

Occupancy and other office expenses for the six months ended June 30, 2007, increased by 5%, or $26.8 million, reflecting growth in facilities.

Insurance Claim Expenses

Insurance claim expenses were $212.1 million for the six months ended June 30, 2007 as compared to $226.9 million for the year-ago period. The decrease in insurance claim expenses was driven by a $74.0 million reversal of loss reserves related to the 2003 reinsurance book of business, on which negligible remaining loss exposure was deemed to exist in the current period, partially offset by growth in earned premiums. This compares to a reversal of $6.3 million of loss reserves related to the 2002 reinsurance books of business in the year-ago period.

Advertising and Promotion Expenses

Advertising and promotion expenses increased 19% from the six months ended June 30, 2006, as a result of the increasing competition for lending business as mortgage market volumes decline.

Other Operating Expenses

Other operating expenses are summarized below:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Insurance commission expense	$93,577	$90,890
Legal, consulting, accounting and auditing expenses	85,786	113,503
Travel and entertainment	48,857	74,562
Mortgage insurance	43,332	16,004
Software amortization and impairment	36,800	27,071
Taxes and licenses	35,508	28,973
Insurance	34,602	12,633
Losses on servicing-related advances	32,388	24,396
Other	154,006	112,727
Deferral of loan origination costs	(55,461)	(55,684)
Total other operating expenses	$509,395	$445,075

The increase in operating expenses reflects an increase in purchased mortgage insurance expense related to the Banking Operations portfolio of loans held for investment of $27.3 million and overall growth in the Company during the six months ended June 30, 2007.

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

We employ various commonly used modeling techniques to value our financial instruments in connection with these sensitivity analyses. For mortgage loans, MBS, MBS forward contracts,

collateralized mortgage obligations, interest-only securities and MSRs, we use option-adjusted spread models. The primary assumptions used in these models for the purpose of these sensitivity analyses are the prepayment speeds and implied market volatility of interest rates. For options and interest rate floors, we use an option-pricing model. The primary assumption used in this model is implied market volatility of interest rates. For retained interests, with the exception of interest-only securities, we use a zero volatility discounted cash flow model. The primary assumptions used in these models are prepayment rates, discount rates and credit losses.

The following table summarizes the estimated change in fair value of our interest-rate-sensitive assets, liabilities and commitments as of June 30, 2007, given several hypothetical, (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(in millions)
MSRs and financial instruments:
MSRs	$(3,084)	$(1,362)	$1,001	$1,698
Retained interests	(147)	(51)	7	(34)
Impact of Servicing Hedge:
Mortgage-based	432	211	(200)	(389)
Swap-based	3,066	1,208	(666)	(1,020)
Treasury-based	330	118	(3)	110
MSRs and retained interests, net	597	124	139	365
Interest rate lock commitments	409	271	(429)	(931)
Mortgage Loan Inventory	1,904	1,111	(1,360)	(2,862)
Impact of associated derivative instruments:
Mortgage-based	(2,357)	(1,399)	1,784	3,777
U.S. Treasury-based	45	15	29	108
Eurodollar-based	(33)	(20)	36	79
Interest rate lock commitments and Mortgage Loan Inventory, net	(32)	(22)	60	171
Banking Operations:
Securities portfolio	433	266	(353)	(767)
Mortgage loans held for investment	864	449	(476)	(978)
Deposit liabilities	(388)	(199)	205	415
Federal Home Loan Bank advances	(408)	(195)	182	360
Countrywide Bank, net	501	321	(442)	(970)
Notes payable and capital securities	(799)	(393)	371	716
Impact of associated derivative instruments:
Swap-based	211	108	(109)	(218)
Notes payable and capital securities, net	(588)	(285)	262	498
Insurance company investment portfolios	60	31	(34)	(69)
Net change in fair value related to MSRs and financial instruments	$538	$169	$(15)	$(5)
Net change in fair value related to broker-dealer trading securities	$31	$20	$(29)	$(66)

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

Market Risk—Foreign Currency Risk

To diversify our funding sources on a global basis, we issue a portion of our medium-term notes denominated in foreign currencies. We manage the associated foreign currency risk through cross-currency swap transactions. The terms of the cross-currency swaps have the effect of converting all foreign currency-denominated medium-term notes into U.S. dollar obligations, thereby eliminating the associated foreign currency risk. As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a financial impact on future earnings, fair values or cash flows.

Credit Risk Management

Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us. Credit risk arises in many of our business activities including lending activities, mortgage banking, securities trading activities and interest rate risk management activities. We actively manage credit risk to maintain expected credit losses within levels that achieve our profitability and return on capital objectives.

Lending Activities—Sale of Loans

Nearly all of the mortgage loans that we originate or purchase in our Mortgage Banking and Capital Markets Segments are sold into the secondary mortgage markets. When we sell our mortgage loans, we retain varying degrees of credit risk. As described in more detail in our 2006 Annual Report, the degree to which credit risk on the underlying loans is transferred in a loan sale depends on the terms of the sales transaction—including the structure of any securities created and retained.

We generally retain two types of credit risk: credit risk embedded in subordinated interests that we retain and that are structured to absorb losses before the senior securities we create and sell to investors; and recourse arising from representations and warranties we provide in loan sale agreements or from corporate guarantees we issue.

Our Prime Mortgage Loans generally are sold on a non-recourse basis, while Prime Home Equity and Nonprime Mortgage Loans generally are sold with limited recourse for credit losses. Almost all of our loan sales transactions retain credit risk in the form of the representations and warranties we provide and that are customary for loan sales transactions.

Subordinated Interests

Our exposure to credit losses related to subordinated interests is limited to the assets’ carrying values. We carry subordinated interests at their estimated fair values. The carrying values of our subordinated interests are as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Prime home equity line of credit transferor’s interest	$588,807	$698,047
Nonprime residuals and other related securities	441,442	541,708
Prime home equity residual securities	423,642	778,574
Subordinated mortgage-backed pass-through securities	28,789	1,382
Prime residual securities	7,937	12,756
	$1,490,617	$2,032,467

The carrying values of our subordinated interests take into account our estimates of losses to be absorbed by the subordinated interests.

The losses absorbed by our subordinated interests during the period are summarized as follows:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Prime home equity residual securities	$195,761	$25,251
Nonprime residuals and other related securities	151,278	38,330
Prime residual securities	3,158	1
	$350,197	$63,582

Representations and Warranties

When we sell loans, we make representations and warranties relating to the loans. In the event of a breach of these representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans.

Our representations and warranties are generally not subject to stated limits. However, our contractual liability arises only when the representations and warranties are breached. We attempt to limit our risk of incurring these losses by structuring our operations to ensure consistent production of quality mortgages and servicing those mortgages at levels that meet secondary mortgage market standards. We make significant investments in personnel and technology to ensure the quality of our mortgage loan production.

We estimate our liability for representations and warranties when we sell loans and update our estimate quarterly. Our provision for estimated losses arising from loan sales is recorded as an adjustment to gain on sale of loans. Our provision for estimated losses arising from the sale of credit-subordinated interests is recorded as an adjustment to (impairment) recovery of retained interests. Following is a summary of our liability for representations and warranties for the periods presented:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Balance, beginning of period	$390,111	$169,773
Provision for losses	90,435	184,878
Chargeoffs	(48,723)	(47,003)
Balance, end of period	$431,823	$307,648

Corporate Guarantees

Our corporate guarantees are contracts written to protect purchasers of our loans from credit losses up to a specified amount. We estimate the losses to be absorbed by the guarantees when we sell loans with guarantees and update our estimates every quarter. We record our provision for losses arising from the guarantees as a component of gain on sale of loans and securities. Following is a summary of our corporate guarantees for the respective dates:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Balance, beginning of period	$45,425	$27,614
Provision for losses	13,318	12,131
Chargeoffs	(2,727)	(4,589)
Balance, end of period	$56,016	$35,156
Corporate guarantees in excess of recorded liability, end of period	$506,286	$438,996

Portfolio Lending Activities

In our Banking Segment, our portfolio of loans held for investment includes mortgage loans originated or purchased for investment purposes and mortgage loan warehouse lending advances. In our Mortgage Banking Segment, loans held for investment include mortgage loans repurchased due to violations of representations and warranties; government-guaranteed or insured loans repurchased from Ginnie Mae securitizations in place of continuing to advance delinquent principal and interest installments to security holders; and loans transferred from loans held for sale at the lower of cost or estimated fair value.

Mortgage Loans Originated or Purchased for Investment

Our portfolio of mortgage loans originated or purchased for investment is held in our Banking Operations and consists primarily of Prime Mortgage and Prime Home Equity Loans, with unpaid principal balances that amounted to $67.3 billion at June 30, 2007.

Our primary credit risk management tool for our portfolio loans is the origination and purchase of loans with high credit quality and collateral support. We assess a loan’s quality by considering the borrower’s credit profile and the value of collateral securing the loan. Where a proposed first mortgage loan’s loan-to-value ratio is higher than a specified level, which is usually 80% for conventional loans, we generally require the borrower to supplement the collateral with primary mortgage insurance. When we originate such loans without mortgage insurance, we generally increase the interest rate as compared to a loan with mortgage insurance to compensate for the increased credit risk.

We have taken steps in recent years to reduce the credit risk in our investment loan portfolio by acquiring supplemental mortgage insurance coverage. As of June 30, 2007, $24.7 billion of Banking Operations’ residential loan portfolio was covered by supplemental mortgage insurance purchased by the Bank on specified pools of loans, of which $16.8 billion represents first loss coverage. The maximum loss coverage available under these policies on a combined basis is $1.5 billion. While these policies generally provide for first loss coverage, some Bank-purchased policies require premium adjustments if claims exceed specified levels. Furthermore, coverage limits vary by policy, with some policies having limits at the pool level, and others at the loan level.

Following is a summary of our Banking Operations’ residential mortgage loans, together with applicable mortgage insurance, by original combined loan-to-value ratio at June 30, 2007:

	June 30, 2007
Original Combined Loan-to-Value:	Unpaid Principal Balance (“UPB”)	UPB with Lender Purchased Mortgage Insurance(1)	UPB with Borrower Purchased Mortgage Insurance
	(in thousands)
< 50%	$3,276,569	$555,732	$—
50.01 - 60.00%	2,789,473	797,194	—
60.01 - 70.00%	7,154,074	2,657,471	—
70.01 - 80.00%	21,021,295	9,359,280	—
80.01 - 90.00%	20,040,729	7,638,753	1,867,104
90.01 - 100.00%	12,911,060	3,731,238	1,116,306
>100.00%	68,528	6,791	11,616
	$67,261,728	$24,746,459	$2,995,026

(1)          These amounts may include loans with borrower paid mortgage insurance.

Banking Operations holds a substantial investment in pay-option ARM loans. These loans have interest rates that adjust monthly and minimum required payments that adjust annually. The difference between the frequency of changes in the loans’ interest rates and payments along with a limitation on changes in the minimum monthly payments to 7½% per year can result in payments that are not sufficient to pay all of the monthly interest charges. Unpaid interest charges are added to the loan balance until the loan’s balance increases to a specified limit, which is no more than 115% of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after either five or ten years and again every five years thereafter. These payment adjustments are not subject to the 7½% payment limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loans’ balances.

Assuming today’s interest rates remain unchanged, most borrowers who consistently make the minimum required payment will have the contractual right to make less than the full interest payment for three to four years from the date of funding, at which time the loan balance limit will be reached and a new monthly payment amount will be required.

We supplement our credit risk management practices relating to pay-option ARM loans through a variety of methods, including active borrower communications both before and after funding, through our underwriting standards and through the purchase of mortgage insurance. Our underwriting standards conform to those required to make the pay-option ARM loans salable into the secondary market at the date of funding, including a requirement that the borrower meet secondary market debt-service ratio tests based on the borrower making the fully amortizing loan payment and assuming the loan’s interest rate is fully indexed. (A fully indexed note rate equals the sum of the current index rate plus the margin applicable to the loan.) However, these standards also allow for stated or limited income documentation.

Following is a summary of pay-option ARM loans held for investment by Banking Operations:

	June 30, 2007	December 31, 2006
	(in thousands)
Total pay-option ARM loan portfolio	$27,778,863	$32,732,581
Total principal balance of pay-option ARM loans with accumulated negative amortization	$25,219,735	$28,958,718
Accumulated negative amortization (from original loan balance)	$941,980	$653,974
Unpaid principal balance of pay-option ARM loans with supplemental mortgage insurance coverage	$20,616,807	$5,729,532
Average original loan-to-value ratio(1)	76%	75%
Average original combined loan-to-value ratio(2)	79%	78%
Average original FICO score(3)	717	718
Loans delinquent 90 days or more(4)	1.84%	0.63%

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

Banking Operations’ nonperforming assets (comprised of non-accrual loans and foreclosed assets) and the allowance for loan losses related to mortgage loans originated or purchased for investment at period end are summarized as follows:

	June 30, 2007		December 31, 2006
	Amount	% of Banking Operations Assets	Amount	% of Banking Operations Assets
	(dollar amounts in thousands)
Nonaccrual loans:
Residential:
With third party credit enhancements(1)	$278,934	0.31%	$109,218	0.13%
Without third party credit enhancements	661,848	0.74%	409,865	0.50%
Total residential	940,782	1.05%	519,083	0.63%
Foreclosed real estate:
Residential	188,483	0.21%	27,416	0.03%
Total nonperforming assets	$1,129,265	1.26%	$546,499	0.66%

	Amount	% of Nonaccrual Loans	Amount	% of Nonaccrual Loans
Allowances for credit losses:
Allowance for loan losses:
Residential	$450,844	47.92%	$228,692	44.06%
Liability for unfunded loan commitments	18,222		8,104
Total allowances for credit losses	$469,066	49.86%	$236,796	45.62%

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Amount	Annualized Net Charge-offs as % Average Investment Loans	Amount	Annualized Net Charge-offs as % Average Investment Loans
Net charge-offs:
Banking Operations	$142,124	0.42%	$14,348	0.04%

(1)          Third party credit enhancements include borrower-paid mortgage insurance and pool insurance acquired by Banking Operations.

The following table shows Banking Operations chargeoffs by product:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Prime Home Equity	$103,059	$11,894
Prime Mortgage	39,065	2,454
Total chargeoffs	$142,124	$14,348

The increase in our nonperforming assets, the allowance for loan losses and chargeoffs from the year-ago period reflect prevailing real estate market and economic conditions and the growth and seasoning of our investment loan portfolio. The increase in chargeoffs was heightened by acceleration in the timing of chargeoff recognition in acknowledgement of recent trends in delinquencies and foreclosures. We expect the level of nonperforming assets and credit losses to increase, both in absolute terms and as a percentage of our loan portfolio as current weakness in the housing market develops and as our loan portfolio continues to season.

Mortgage Warehouse Lending Advances

We hold a portfolio of commercial loans made to other mortgage lenders to finance their inventories pending sale to Countrywide and other lenders. Our portfolio of mortgage loan warehouse advances totaled $2.5 billion and the average loan balance was $19.9 million at June 30, 2007. These loans are underwritten by assessing the creditworthiness of the warehouse lending borrowers. This includes reviewing both borrower-provided financial information and publicly available credit rating information and press coverage, as well as understanding the borrowers’ operational controls and product risk and assessments of collateral.

We monitor the length of time that advances are outstanding against specific residential loans and may require the borrower to pay off aged advances. We also monitor the fair value of our collateral to ensure that the level of collateral posted is adequate to repay our advance in the event of default by our borrower and we require our warehouse lending borrowers to post specified levels of cash collateral to supplement the mortgage loan collateral. We also regularly review updated financial information of borrowers, including pipeline and hedging positions. We incurred no credit losses related to this activity during the six months ended June 30, 2007 and 2006.

Other Mortgage Loans Held for Investment

Other loans held for investment are in our Mortgage Banking Segment and include loans we have repurchased—either to remedy a violation of a representation or warranty made in a loan sale, to minimize the cost of servicing a severely delinquent loan insured or partially guaranteed by the FHA or VA or in connection with a clean-up call (a clean-up call represents the repurchase of mortgage loans when the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans becomes burdensome in relation to the benefits of servicing.)  As discussed in the preceding section—Lending Activities—Sale of Loans—Representations and Warranties—we make provisions for losses that may arise from breaches of representations and warranties when we record the sale of these loans and we adjust our estimates for losses on these loans quarterly. We record repurchased loans at fair value when they are repurchased and any resulting loss is charged against the liability.

We may determine that a small percentage of the loans that we originate or purchase for sale will not be sold because of a defect, which may include a document deficiency, changes in secondary market conditions or deterioration of the credit status of the loan while it was held for sale. Such loans are transferred to the held for investment category at the lower of cost or estimated fair value on an individual loan basis and any loss is recorded as a component of gain on sale of loans or securities in current period earnings. Subsequent losses that may result from deterioration in the credit quality of the loans are included in our provision for loan losses.

Allowance for Loan Losses

Following is a summary of our consolidated allowance for loan losses by activity for the periods presented:

	Six Months Ended June 30, 2007
	Banking Operations	Warehouse Lending	Other	Total
	(in thousands)
Balance, beginning of period	$228,692	$12,838	$19,524	$261,054
Provision for loan losses	365,389	145	79,352	444,886
Net charge-offs	(142,124)	—	(50,912)	(193,036)
Other reclassifications	(1,113)	1,113	—	—
Balance, end of period	$450,844	$14,096	$47,964	$512,904

	Six Months Ended June 30, 2006
	Banking Operations	Warehouse Lending	Other	Total
	(in thousands)
Balance, beginning of period	$102,680	$12,838	$73,683	$189,201
Provision for loan losses	63,433	—	61,603	125,036
Net charge-offs	(14,271)	—	(110,910)	(125,181)
Reclassification of allowance for unfunded commitments and other	5,322	—	(10,797)	(5,475)
Balance, end of period	$157,164	$12,838	$13,579	$183,581

Chargeoffs increased in Banking Operations due to increasing rates of default and loss severity, along with acceleration in the timing of chargeoff recognition as a result of recent trends in delinquencies and foreclosures. Chargeoffs decreased in other operations largely due to chargeoffs in the year-ago period being elevated as a result of a decision to transfer and sell nonperforming loans from the Mortgage Banking Segment’s portfolio of loans held for investment. The decision to sell those nonperforming loans resulted in writedowns of the loans to their estimated fair values through a chargeoff against the allowance for loan losses.

Mortgage Loans Held for Sale

At June 30, 2007, mortgage loans held for sale amounted to $34.1 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional first mortgage loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. These loans are carried at the lower of cost or market value, which incorporates a reduction in value for impaired loans.

Loans held for sale that have been placed on nonaccrual status includes distressed loans that are generally purchased at a discount as part of the conduit activities of the Capital Markets Segment and loans whose credit quality has deteriorated during the time that they have been held for sale.

Nonperforming assets, which includes loans held for investment (other than those originated or purchased for investment), loans held for sale that have been placed on nonaccrual and foreclosed assets, and the related allowance for loan losses are summarized as follows:

	June 30, 2007	December 31, 2006
	Amount	Amount
	(dollar amounts in thousands)
Non-accrual loans(1)(2):
Residential
Loans held for investment—credit risk retained by Countrywide(3)	$325,839	$158,802
Commercial	112	—
Total non-accrual loans	325,951	158,802
Foreclosed real estate:
Other
Residential	358,102	223,747
Commercial	—	—
Total foreclosed real estate	358,102	223,747
Total nonperforming assets	$684,053	$382,549

	Amount	% of Nonaccrual Loans	Amount	% of Nonaccrual Loans
Allowances for loan losses(4):
Residential	$47,964	14.72%	$19,524	12.29%
Commercial	14,096	N/M	12,838	N/M
	$62,060	19.04%	$32,362	20.38%

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Amount	Annualized Net Charge-offs as % Average Investment Loans	Amount	Annualized Net Charge-offs as % Average Investment Loans
Net charge-offs:
Mortgage Banking & Other	$50,912	1.82%	$110,833	4.58%

(1)          Excludes $1,361.4 million and $1,254.9 million, at June 30, 2007 and at December 31, 2006, respectively, of loans that we have the option but not the obligation to repurchase that are required to be included in our balance sheet but which we have not exercised the option to repurchase.

(2)          Excludes nonaccrual loans that are carried on the consolidated balance sheet at the lower of cost or estimated fair value and government-guaranteed loans held for investment, as shown below:

	June 30, 2007	December 31, 2006
	(in thousands)
Loans held for sale	$279,824	$566,610
Government guaranteed loans, held for investment	350,452	334,465
	$630,276	$901,075

(3)          Generally these loans have been repurchased and recorded at fair value or transferred to held for investment at lower of cost or estimated fair value. Fair values incorporate the impaired status at the date of repurchase of the loans. Losses related to subsequent deterioration in the credit quality of the loans are recorded in the allowance for loan losses.

(4)          The allowance for loan losses excludes any reduction to the cost basis of loans recorded to reflect estimated fair value at repurchase or transfer to held for investment.

The increase in the allowance for loan losses from December 31, 2006 is due to growth in loans held for investment in the Mortgage Banking Segment along with worsening credit performance in that portfolio.

Mortgage Reinsurance

We provide mortgage reinsurance on certain mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we provide aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of June 30, 2007, approximately $98.3 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At June 30, 2007, the maximum aggregate losses under the reinsurance contracts were limited to $998.5 million. We are required to pledge securities to cover this potential liability. The accumulated liability recorded for estimated reinsurance totaled $112.4 million and $156.2 million at June 30, 2007 and December 31, 2006, respectively. For the six months ended June 30, 2007, we did not experience any losses under our reinsurance contracts.

Securities Trading and Derivatives Counterparty Credit Risk

We have exposure to credit loss in the event of contractual non-performance by our trading counterparties and counterparties to the over-the-counter derivative financial instruments that we use in our interest rate risk management activities. We manage this credit risk by selecting only counterparties we believe to be financially strong, spreading the credit risk among many such counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with the counterparties, as appropriate.

The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements at June 30, 2007, before and after collateral held by us, is as follows:

	June 30, 2007	December 31, 2006
	(in millions)
Aggregate credit exposure before collateral held	$1,782	$1,777
Less: collateral held	(974)	(1,223)
Net aggregate unsecured credit exposure	$808	$554

For the six months ended June 30, 2007 and 2006, we incurred no credit losses due to non-performance of any of our counterparties.

Loan Servicing

The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated.

	Six Months Ended June 30,
	2007	2006
	(in millions)
Beginning owned servicing portfolio	$1,280,119	$1,081,189
Add: Residential loan production(1)	243,094	222,280
Purchased MSRs (bulk acquisitions)	20,450	172
Less: Principal repayments	(144,454)	(128,896)
Ending owned servicing portfolio	1,399,209	1,174,745
Subservicing portfolio	16,263	21,975
Total servicing portfolio	$1,415,472	$1,196,720
MSR portfolio	$1,304,250	$1,063,405
Mortgage loans owned	94,959	111,340
Subservicing portfolio	16,263	21,975
Total servicing portfolio	$1,415,472	$1,196,720

(1)          Excludes purchases from third parties in which servicing rights were not acquired.

	June 30,
	2007	2006
	(dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$1,173,002	$959,997
Nonprime Mortgage	123,438	112,378
Prime Home Equity	44,707	51,329
FHA-insured mortgage	42,781	37,618
VA-guaranteed mortgage	15,281	13,423
Total owned portfolio	$1,399,209	$1,174,745
Delinquent mortgage loans(1):
30 days	2.73%	2.24%
60 days	1.01%	0.72%
90 days or more	1.24%	0.96%
Total delinquent mortgage loans	4.98%	3.92%
Loans pending foreclosure(1)	0.74%	0.47%
Delinquent mortgage loans(1):
Conventional	2.64%	2.11%
Nonprime Mortgage	20.15%	14.41%
Prime Home Equity	3.70%	1.51%
Government	12.37%	12.83%
Total delinquent mortgage loans	4.98%	3.92%
Loans pending foreclosure(1):
Conventional	0.39%	0.21%
Nonprime Mortgage	3.96%	2.51%
Prime Home Equity	0.12%	0.08%
Government	1.14%	0.99%
Total loans pending foreclosure	0.74%	0.47%

(1)          Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their collection status.

We attribute the overall increase in delinquencies in our servicing portfolio from June 30, 2006 to June 30, 2007 primarily to housing market conditions as well as to changing economic conditions and to portfolio seasoning. Changing borrower profiles and trends toward higher initial combined loan-to-value ratios have also contributed to the increased nonprime delinquency. We believe the delinquency rates in our servicing portfolio are consistent with rates for similar mortgage loan portfolios in the industry.

Liquidity and Capital Resources

We regularly forecast our potential funding needs over three-month and longer horizons, taking into account debt maturities and potential peak balance sheet levels. We establish reliable sources of liquidity sized to meet a range of potential future funding requirements. As of June 30, 2007, we have $190.3 billion in available sources of short-term liquidity, of which we consider $46.2 billion highly reliable and available. We believe we have adequate financing capacity to meet our currently foreseeable needs. For additional information regarding current conditions and our expectation of future trends, please see the section in this Report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prospective Trends.

As part of our ongoing capital optimization plan, the Board of Directors has authorized a share repurchase program of up to $2.5 billion. In connection with this program, we repurchased $1.5 billion of our common stock in the fourth quarter of 2006 financed through the issuance of enhanced trust preferred securities and $0.9 billion of our common stock in the second quarter of 2007 financed through the issuance of convertible debentures.

On March 12, 2007, the Bank converted its charter from a national bank to a federal savings bank. As a result of this conversion, the Company became a savings and loan holding company, and is no longer a bank holding company. As a savings and loan holding company, Countrywide Financial Corporation is no longer subject to specific capital requirements. Countrywide Bank’s capital is calculated in compliance with the requirements of the Office of Thrift Supervision (“OTS”), which are similar to those of the Office of the Comptroller of the Currency, the Bank’s former regulator. At June 30, 2007, the Bank’s regulatory capital ratios and amounts and minimum required capital ratios for the Bank to maintain a “well capitalized” status are as follows:

	Minimum	Countrywide Bank
	Required (1)	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Capital	5.0%	8.0%	$7,990,469
Risk-Based Capital:
Tier 1	6.0%	12.9%	$7,990,469
Total	10.0%	13.7%	$8,454,560

(1)          Minimum required to qualify as “well capitalized.”

Had Countrywide Bank’s capital been calculated in compliance with the OTS requirements at December 31, 2006, its regulatory capital ratios and amounts and minimum required capital ratios would have been as follows:

	Minimum	Countrywide Bank
	Required (1)	Ratio	Amount
	(dollar amounts in thousands) (Proforma)
Tier 1 Capital	5.0%	7.6%	$7,100,439
Risk-Based Capital:
Tier 1	6.0%	12.4%	$7,100,439
Total	10.0%	12.8%	$7,337,235

(1)          Minimum required to qualify as “well capitalized.”

Countrywide Bank is required by OTS regulations to maintain tangible capital of at least 1.5% of assets. However, the Bank is also required to maintain a tangible equity ratio of at least 2% to avoid being classified as “critically undercapitalized.” Critically undercapitalized institutions are subject to the prompt corrective action provisions of the Financial Institution Reform Recovery and Enforcement Act of 1989. The Bank’s tangible capital ratio was 8.0% and 7.6% at June 30, 2007 and December 31, 2006, respectively.

Cash Flows

Cash used by operating activities was $6.8 billion for the six months ended June 30, 2007, compared to $0.5 billion for the six months ended June 30, 2006. Cash used by operating activities includes the cash used for the origination and purchase of mortgage loans held for sale and the proceeds from the sales and principal repayments of such mortgages. We generally retain servicing rights and may retain other interests when these loans are sold. The recognition of the amounts retained is a non-cash investing activity. See Note 17—Supplemental Cash Flow Information in the financial statement section of this report. In the six months ended June 30, 2007, funds used to originate and purchase mortgage loans exceeded proceeds from the sales of mortgage loans by $5.8 billion, which resulted in cash used by operating activities. In the six months ended June 30, 2006, proceeds from the sales and principal repayments of mortgage loans exceeded funds used to originate and purchase mortgage loans by $2.4 billion.

Net cash used by investing activities was $7.6 billion for the six months ended June 30, 2007, compared to $13.6 billion for the six months ended June 30, 2006. The decrease in net cash used by investing activities was attributable to a $16.2 billion decrease in repayment (additions) to loans held for investment, combined with a $2.9 billion decrease in securities purchased under agreements to resell, securities borrowed and federal funds sold, partially offset by a $13.0 billion increase in net additions to investments in other financial instruments.

Net cash provided by financing activities for the six months ended June 30, 2007 totaled $14.2 billion, compared to $15.4 billion for the six months ended June 30, 2006. In the six months ended June 30, 2007, deposit liabilities increased $4.7 billion, compared to an increase of $11.1 billion in the year-ago period. In the six months ended June 30, 2007, long-term debt increased $2.7 billion compared to an increase in long-term debt of $4.4 billion in the six months ended June 30, 2006. Partially offsetting these decreases was a $7.7 billion increase in cash provided by short-term borrowings, including securities sold under agreements to repurchase.

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

We also generally have the right to repurchase mortgage loans from the special-purpose entity pursuant to a clean-up call.

Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Loans generally are securitized with limited recourse for credit losses. During the six months ended June 30, 2007, we securitized $20.9 billion in Nonprime Mortgage and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Management.

We do not believe that any of our off-balance sheet arrangements have had, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Our material contractual obligations were summarized and included in our 2006 Annual Report. There have been no material changes outside the ordinary course of our business in the contractual obligations as summarized in our 2006 Annual Report during the six months ended June 30, 2007.

Prospective Trends

Outlook

We believe the current environment of rapidly changing and evolving markets will provide increasing challenges for the financial services sector, including Countrywide. Specifically, in the near term, we may experience:

•  Continued pressure on housing values and mortgage origination volumes

•  Increasing delinquencies and foreclosures

•  Continued disruptions in the secondary mortgage and debt capital markets and

•  More restrictive legislative and regulatory environments.

As a result of these conditions, Countrywide and other lenders may be experiencing, among other things, the following:

•  Lower loan production volumes

•  Lower margins on loans produced

•  Higher credit losses on delinquent loans and subordinated interests

•  Reduced access to secondary mortgage and debt capital markets and

•  Increased cost of debt.

In response to the current environment, Countrywide is making changes to tighten the underwriting guidelines for loan products offered and adjusting loan pricing to reflect market conditions. Further reductions in the Company’s funding volume could result. Additionally, we expect to retain more loans in our portfolio of loans held for investment or to hold additional loan or security inventory until market conditions improve. In an effort to ensure the adequacy of our funding liquidity, we continue to transition to more reliable funding sources, which may be more costly. We are also optimizing our organizational structure through, among other things, the planned integration of Countrywide Bank and Countrywide Home Loans.

While we expect these conditions may impact our earnings in the near term, we believe that the challenges facing the industry should ultimately benefit Countrywide as the mortgage lending industry continues to consolidate.

United States Mortgage Market

In the short term, the U.S. housing market is rapidly changing and evolving. The housing market is undergoing a significant contraction and lenders and investors are tightening their credit standards. Therefore, mortgage origination volumes are likely to decrease and growth in total mortgage indebtedness is likely to slow in the short term.

Over the long term, we believe that continued population growth, ongoing developments in the mortgage market and the prospect of relatively low interest rates will support growth in the market. Some of the developments in the mortgage market that we believe will contribute to its long-term growth include government-sponsored programs targeted to increase homeownership in low-income and minority communities, the growth of prime home equity lending as a major form of consumer finance and the increasing efficiency of the secondary mortgage market that lowers the overall cost of homeownership.

Over time, the level of complexity in the mortgage lending business has increased significantly due to several factors:

•  The continuing evolution of the secondary mortgage market and demand by borrowers has resulted in a proliferation of mortgage products

•  Greater regulation imposed on the industry has resulted in increased costs and the need for higher levels of specialization

•  Interest rate volatility has increased in recent years. At the same time, homeowners’ propensity to refinance their mortgages has increased as the refinance process has become more efficient and cost effective. The combined result has been large swings in the volume of mortgage loans originated from year to year. These volume swings have placed significant operational and financial pressures on mortgage lenders.

To compete effectively in this environment, mortgage lenders must have a very high level of operational, technological and managerial expertise. In addition, the residential mortgage business has become more capital-intensive and therefore access to capital at a competitive cost is critical. As a result of reduced access to capital, general housing trends, rising delinquencies and defaults and other factors, many mortgage lenders have recently experienced severe financial difficulty, with some exiting the business or filing for bankruptcy protection. Primarily because of these factors, the industry continues its consolidation trend.

Today, large and sophisticated financial institutions dominate the residential mortgage industry. These industry leaders are primarily commercial banks operating through their mortgage banking subsidiaries. According to the trade publication Inside Mortgage Finance, the top five originators produced 51% of all loans originated during the first six months of the calendar year 2007, as compared to 48% during the six months ended December 31, 2006. (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.)

The loan volume for the top five originators, according to Inside Mortgage Finance, is as follows:  (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.)

Institution	Six Months Ended June 30, 2007	Six Months Ended December 31, 2006
	(in billions)
Countrywide	$245	$240
Wells Fargo Home Mortgage	148	191
CitiMortgage	116	99
Chase Home Finance(1)	110	—
Washington Mutual(1)	—	91
Bank of America Mortgage	95	87
Total for Top Five	$714	$708

(1)   Comparative data not included for quarter in which the institution was not in the top five originators.

We believe the consolidation trend in the mortgage industry will continue, as the aforementioned market forces will continue to drive out weak competitors. We believe Countrywide will benefit from consolidation over the long term through increased market share and enhanced ability to recruit talented personnel.

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

Housing Values

Housing values affect us in several ways. Declines in housing values affect us by negatively impacting the demand for mortgage financing, increasing risk of default by mortgagors and increasing risk of loss on defaulted loans. These factors are somewhat offset by reduced prepayments in our loan servicing portfolio. Conversely, rising housing values point to healthy demand for purchase-money mortgage financing and increased average loan balances and a reduction in the risk of loss on sale of foreclosed real estate in the event a loan defaults. However, as housing values appreciate, prepayments of existing mortgages tend to increase as borrowers look to monetize the additional equity in their homes.

Recently, we have seen housing price declines, including recent declines in housing values in many metropolitan statistical areas in the United States. We expect housing values to remain stagnant or decrease during the near term which will affect our credit loss experience and may affect our willingness to offer certain mortgage loan products, both of which could impact our earnings, particularly in the short term. Over the long term, we expect that housing appreciation will be positively correlated with both consumer price inflation and growth in personal income.

Secondary Mortgage Market Investor Demand

Changes in investor demand for mortgage loans can have a significant impact on our ability to access the secondary mortgage market as a competitive outlet. In 2007, we have seen an increase in investor required yields, first for nonprime loans or securities followed by prime home equity loans and then nonconforming loans, together with a lessening in the liquidity of such loans and securities caused by reduced investor demand. In addition, certain credit rating agencies have announced that changes are pending to their securitization ratings protocol. These factors have reduced our ability and willingness to sell such loans or securities into the secondary mortgage market and the availability and pricing of such loans to consumers. Our gain on sale margin may be impacted in the short term.

Impact of Declines in Credit Performance

With the current contraction in the U.S. housing market and the resulting slowdown in price appreciation (or price depreciation in many markets), along with worsening economic conditions, we may experience increased credit losses in the near term. In 2007, we have observed a marked decline in credit performance (as adjusted for age) for recent vintages, especially those loans with higher risk characteristics, including reduced documentation, higher loan-to-value ratios or weak credit scores. Deterioration in the credit performance of these loans has resulted in increased credit losses and impairment of our related credit-subordinated interests and higher claims under our representations and warranties. Credit markets are rapidly changing and evolving and we expect these changes to impact the housing market, demand for our mortgage-backed securities, our future credit losses and the availability of credit enhancements for the loans and securities we sell and invest in, which may impact future earnings.

Funding Liquidity

We have contingency planning protocols for funding liquidity that were designed to encompass a wide variety of market conditions. We place major emphasis on the adequacy, reliability and diversity of our funding sources. Details of Countrywide’s liquidity sources as of June 30, 2007 are included in a Form 8-K filed with the Securities and Exchange Commission on August 6, 2007.

In the third quarter through the filing date of this Form 10-Q, funding liquidity in the financial services sector was constrained primarily due to changes in secondary mortgage market investor demand. Various mortgage lenders have experienced operating difficulties and have extended asset-backed commercial paper facilities or filed for bankruptcy protection. These events have further constrained funding liquidity in the sector.

We have maintained access to our traditional, highly reliable short-term liquidity sources. In view of current unprecedented market conditions, we are accessing other pre-existing funding liquidity sources, procuring new sources and accelerating the integration of our mortgage company with the Bank. As a result of this accelerated integration, a significantly higher percentage of our mortgage banking fundings will occur in the Bank sooner than originally planned. The Bank has significant liquidity sources available to fund our mortgage banking operations. While we believe we have adequate funding liquidity, the situation is rapidly evolving and the impact on the Company is unknown.

Two independent credit rating agencies recently reaffirmed their ratings and outlooks on Countrywide. On July 31, 2007, Standard & Poor’s reaffirmed our short- and long-term ratings with an outlook of “Stable.” On August 2, 2007, Moody’s also reaffirmed our short- and long-term ratings with an outlook of “Stable.”

Regulatory Trends

The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably.

On June 29, 2007, the federal financial regulatory agencies issued a Statement on Subprime Mortgage Lending (the “Statement”) to address issues relating to certain subprime mortgage products and lending practices, especially as they relate to certain adjustable-rate mortgage products. This statement requires mortgage lenders to:

•       Qualify borrowers based on fully-indexed interest rates with fully-amortizing payments

•       Obtain adequate documentation of borrower income and assets

•       Limit prepayment penalties to the initial payment reset period

•       Provide adequate information for the borrower to understand the loan’s terms and features.

Recent changes in the nonprime mortgage market have had an effect similar to the changes contemplated by the Statement on product offerings and underwriting of nonprime loans. Therefore, we do not expect the Statement to have a significant short-term impact on our ability to make nonprime loans. However, over the longer term, these guidelines will influence the terms and underwriting of products that will be offered to nonprime loan applicants and are therefore likely to limit growth of nonprime lending.

Furthermore, proposed local, state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories. This could result in a reduction of otherwise legitimate nonprime lending opportunities. In addition, there may be future local, state and federal legislation that restricts our ability to communicate with and solicit business from current and prospective customers in such a way that we are not able to originate new loans or sell other products at current profit margins.

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

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, (“FSP FIN 39-1”). FSP FIN 39-1 amends certain paragraphs of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts,—an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. Upon application, the Company shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company has not yet determined whether it will apply this guidance earlier than its effective date and has not determined the financial impact, if any, upon application.

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to the following:

•       Changes in general business, economic, market and political conditions from those expected

•       Increased credit exposure resulting from our decision to retain more loans in our portfolio of loans held for investment than we have historically

•       The level and volatility of interest rates as well as the shape of the yield curve

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

•       Negative public opinion that could damage our reputation

•       Changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which the Company operates

•       Incomplete or inaccurate information provided by customers and counterparties, or adverse changes in the financial condition of our customers and counterparties

•       Operational risks

•       Failure to attract and retain a highly skilled workforce

•       New lines of business or new products and services that may subject us to additional risks

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

Other risk factors are described elsewhere herein, such as Part II, Item 1A—Risk Factors as well as in other reports and documents that we file with or furnish to the SEC including the 2006 Annual Report. Other factors that could also cause results to differ from our expectations may not be described in any such report or document. Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

In response to this Item, the information set forth on pages 80 to 82 of this Form 10-Q is incorporated herein by reference.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

Our management has conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Internal Control over Financial Reporting

Changes to Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.                Risk Factors

Item 1A of our 2006 Annual Report presents risk factors that may impact the Company’s future results. In light of recent developments in the mortgage, housing and secondary markets, those risk factors are supplemented by the following risk factor:

Debt and secondary mortgage market conditions could have a material adverse impact on our earnings and financial condition

We have significant financing needs that we meet through the capital markets, including the debt and secondary mortgage markets. These markets are currently experiencing unprecedented disruptions, which could have an adverse impact on the Company’s earnings and financial condition, particularly in the short term.

Current conditions in the debt markets include reduced liquidity and increased credit risk premiums for certain market participants. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future. The Company attempts to mitigate the impact of debt market disruptions by obtaining adequate committed and uncommitted facilities from a variety of reliable sources. There can be no assurance, however, that the Company will be successful in these efforts, that such facilities will be adequate or that the cost of debt will allow us to operate at profitable levels. The Company’s cost of debt is also dependent on its maintaining investment-grade credit ratings. Since the Company is highly dependent on the availability of credit to finance its operations, disruptions in the debt markets or a reduction in our credit ratings, could have an adverse impact on our earnings and financial condition, particularly in the short term.

The secondary mortgage markets are also currently experiencing unprecedented disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. These conditions may continue or worsen in the future. In light of current conditions, we expect to retain a larger portion of mortgage loans and mortgage-backed securities than we would in other environments. While our capital and liquidity positions are currently strong and we believe we have sufficient capacity to hold additional mortgage loans and mortgage backed securities until investor demand improves and yield requirements moderate, our capacity to retain mortgage loans and mortgage backed securities is not unlimited. As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have an adverse impact on our future earnings and financial condition.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows repurchases by the Company of its common stock for each calendar month during the quarter ended June 30, 2007.

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
April	36,761	$34.13	n/a	n/a
May	21,507,817	$40.39	21,503,512	n/a
June	1,494	$38.71	n/a	n/a
Total	21,546,072	$40.37	21,503,512	$0.1 billion

(1)          In addition to shares repurchased pursuant to the Company’s publicly announced repurchase program, this column includes the withholding of a portion of restricted shares and stock appreciation rights to cover taxes on vested restricted shares and exercised stock appreciation rights.

(2)          In November 2006, the Board of Directors authorized a share repurchase program of up to $2.5 billion. In connection with this program, the Company repurchased 60,143,388 shares of its common stock for $2.4 billion.

Item 4.                        Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 13, 2007. The agenda items for such meeting are shown below together with the vote of the Company’s Common Stock with respect to such agenda items.

1.     The election of three Class II Directors to serve until the 2010 Annual Meeting of Stockholders.

Class II Nominees	Votes For	Votes Withheld
Henry G. Cisneros	479,126,908	38,844,853
Robert J. Donato	452,154,502	65,817,259
Harley W. Snyder	436,853,940	81,117,821

The terms of Angelo R. Mozilo, Jeffrey M. Cunningham, Martin R. Melone, Robert T. Parry, Oscar P. Robertson and Keith P. Russell as directors continued after such meeting.

2.     Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm.

Votes For	511,115,341
Votes Against	3,307,172
Abstentions	3,549,248

3.     Consideration of a stockholder proposal urging the Company’s Board of Directors to adopt a policy that the Company’s stockholders be given an opportunity to annually ratify the compensation of the named executive officers set forth in the Company’s proxy statement.

Votes For	147,505,284
Votes Against	277,323,995
Abstentions	40,264,323
Broker Non-Votes	52,878,159

Item 6.                        Exhibits

(a)         Exhibits

See Index of Exhibits on page 106.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION
(Registrant)
Dated: August 9, 2007	By:	/s/ DAVID SAMBOL
David Sambol
President and Chief Operating Officer
Dated: August 9, 2007	By:	/s/ ERIC P. SIERACKI
Eric P. Sieracki
Executive Managing Director and Chief Financial Officer

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q
June 30, 2007

INDEX OF EXHIBITS

Exhibit No.	Description
3.3	Bylaws of the Company, as amended.
4.55*

Indenture, dated May 22, 2007, among the Company, Countrywide Home Loans and The Bank of New York, as Trustee (including form of series A debenture and form of series B debenture) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2007).

4.56*

Registration Rights Agreement, dated May 22, 2007, among the Company, Countrywide Home Loans and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2007).

10.145*

Purchase Agreement, dated May 16, 2007, among the Company, Countrywide Home Loans and the Initial Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2007).

+ 10.148	First Amendment to the Company’s Director Emeritus Program, dated June 13, 2007.
+ 10.149	The Company’s Director’s Charitable Award Program, dated January 1, 2002, as amended.
+ 10.150	The Company’s Supplemental Savings and Investment Deferred Compensation Plan, dated as of December 30, 2005, effective as of February 1, 2006, as amended.
12.1	Computation of the Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*                    Incorporated by reference

†                    Constitutes a management contract or compensatory plan or arrangement.