Form 10-Q
period 2007-09-30
COUNTRYWIDE FINANCIAL CORP
filed 2007-11-09
CIK 25191

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-8422

Countrywide Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2641992 (IRS Employer Identification No.)
4500 Park Granada, Calabasas, California (Address of principal executive offices)	91302 (Zip Code)

(818) 225-3000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2007
Common Stock, $0.05 par value	578,700,245

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q

September 30, 2007

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
	(in thousands, except share data)
ASSETS
Cash	$4,768,363	$1,407,000
Mortgage loans held for sale	30,857,778	31,272,630
Trading securities owned, at fair value	13,148,722	20,036,668
Trading securities pledged as collateral, at fair value	1,789,450	1,465,517
Securities purchased under agreements to resell, securities borrowed and federal funds sold	14,890,965	27,269,897
Loans held for investment, net of allowance for loan losses of $1,219,963 and $261,054, respectively	83,558,176	78,085,757
Investments in other financial instruments, at fair value	27,119,157	12,769,451
Mortgage servicing rights, at fair value	20,068,153	16,172,064
Premises and equipment, net	1,632,818	1,625,456
Other assets	11,402,883	9,841,790

Total assets	$209,236,465	$199,946,230

LIABILITIES
Deposit liabilities	$54,749,389	$55,578,682
Securities sold under agreements to repurchase	16,389,611	42,113,501
Trading securities sold, not yet purchased, at fair value	2,385,048	3,325,249
Notes payable	105,794,292	71,487,584
Accounts payable and accrued liabilities	10,095,489	8,187,605
Income taxes payable	4,570,404	4,935,763

Total liabilities	193,984,233	185,628,384

Commitments and contingencies	—	—
SHAREHOLDERS' EQUITY
Preferred stock, par value $0.05—authorized, 1,500,000 shares; issued and outstanding at September 30, 2007, 20,000 shares of 7.25% Series B non-voting convertible cumulative shares with a total liquidation preference of $2,000,000	1	—
Common stock—authorized, 1,000,000,000 shares of $0.05 par value; issued, 576,816,280 shares and 585,466,719 shares at September 30, 2007 and December 31, 2006, respectively; outstanding, 576,376,128 shares and 585,182,298 shares at September 30, 2007 and December 31, 2006, respectively	28,841	29,273
Additional paid-in capital	4,110,950	2,154,438
Retained earnings	11,168,990	12,151,691
Accumulated other comprehensive loss	(56,550)	(17,556)

Total shareholders' equity	15,252,232	14,317,846

Total liabilities and shareholders' equity	$209,236,465	$199,946,230

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited) (in thousands, except per share data)
Revenues
(Loss) gain on sale of loans and securities	$(718,620)	$1,373,901	$2,008,942	$4,262,529
Interest income	3,255,110	3,288,160	10,106,736	8,727,498
Interest expense	(2,548,801)	(2,489,190)	(7,941,494)	(6,543,619)

Net interest income	706,309	798,970	2,165,242	2,183,879
Provision for loan losses	(934,268)	(37,996)	(1,379,154)	(163,032)

Net interest (expense) income after provision for loan losses	(227,959)	760,974	786,088	2,020,847

Loan servicing fees and other income from mortgage servicing rights and retained interests	1,442,279	1,228,541	4,250,823	3,635,587
Realization of expected cash flows from mortgage servicing rights	(696,361)	(749,543)	(2,353,368)	(2,148,483)
Change in fair value of mortgage servicing rights	(830,932)	(1,125,133)	400,581	314,391
Impairment of retained interests	(716,658)	(141,857)	(1,414,376)	(211,013)
Servicing Hedge gains (losses)	1,183,543	1,034,353	(303,284)	(472,591)

Net loan servicing fees and other income from mortgage servicing rights and retained interests	381,871	246,361	580,376	1,117,891

Net insurance premiums earned	389,921	300,774	1,076,482	864,793
Other	124,821	140,485	452,319	392,599

Total revenues	(49,966)	2,822,495	4,904,207	8,658,659

Expenses
Compensation	1,073,754	1,138,901	3,258,178	3,357,426
Occupancy and other office	284,474	257,908	817,704	764,319
Insurance claims	145,136	101,951	357,210	328,802
Advertising and promotion	88,350	68,955	237,907	194,871
Other	326,022	218,568	835,417	663,643

Total expenses	1,917,736	1,786,283	5,506,416	5,309,061

(Loss) earnings before income taxes	(1,967,702)	1,036,212	(602,209)	3,349,598
(Benefit) provision for income taxes	(767,009)	388,648	(320,565)	1,296,333

NET (LOSS) EARNINGS	$(1,200,693)	$647,564	$(281,644)	$2,053,265

(Loss) earnings per share
Basic	$(2.85)	$1.06	$(1.24)	$3.38
Diluted	$(2.85)	$1.03	$(1.24)	$3.29

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Convertible Preferred Stock			Additional Paid-in Capital	Retained Earnings
		Shares	Amount				Total
				(Unaudited)
	(in thousands, except share data)
Balance at December 31, 2005	$—	600,030,686	$30,008	$2,954,019	$9,770,719	$61,114	$12,815,860
Remeasurement of mortgage servicing rights to fair value upon adoption of SFAS 156	—	—	—	—	67,065	—	67,065

Balance as adjusted, January 1, 2006	—	600,030,686	30,008	2,954,019	9,837,784	61,114	12,882,925

Comprehensive income:
Net earnings for the period	—	—	—	—	2,053,265	—	2,053,265
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	—	—	(49,981)	(49,981)
Net unrealized losses from cash flow hedging instruments	—	—	—	—	—	(9,982)	(9,982)
Net change in foreign currency translation adjustment	—	—	—	—	—	13,727	13,727

Total comprehensive income							2,007,029

Issuance of common stock pursuant to stock-based compensation plans	—	15,438,630	779	343,836	—	—	344,615
Excess tax benefit related to stock-based compensation	—	—	—	106,372	—	—	106,372
Issuance of common stock, net of treasury stock	—	864,734	43	30,211	—	—	30,254
Issuance of common stock in conversion of convertible debt	—	414,868	21	1,444	—	—	1,465
Cash dividends paid—$0.45 per common share	—	—	—	—	(273,512)	—	(273,512)

Balance at September 30, 2006	$—	616,748,918	$30,851	$3,435,882	$11,617,537	$14,878	$15,099,148

Balance at December 31, 2006	$—	585,182,298	$29,273	$2,154,438	$12,151,691	$(17,556)	$14,317,846
Remeasurement of income taxes payable upon adoption of FIN 48	—	—	—	—	(12,719)	—	(12,719)

Balance as adjusted, January 1, 2007	—	585,182,298	29,273	2,154,438	12,138,972	(17,556)	14,305,127

Comprehensive income:
Net loss for the period	—	—	—	—	(281,644)	—	(281,644)
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	—	—	(55,156)	(55,156)
Net change in foreign currency translation adjustment	—	—	—	—	—	13,875	13,875
Change in unfunded liability relating to defined benefit plans	—	—	—	—	—	2,287	2,287

Total comprehensive loss							(320,638)

Issuance of common stock pursuant to stock-based compensation plans	—	11,921,010	604	290,320	—	—	290,924
Excess tax benefit related to stock-based compensation	—	—	—	76,874	—	—	76,874
Issuance of Series B preferred stock	1	—	—	1,999,999	—	—	2,000,000
Beneficial conversion feature on Series B preferred stock	—	—	—	424,444	(424,444)	—	—
Issuance of common stock, net of treasury stock	—	776,332	39	27,356	—	—	27,395
Repurchase and cancellation of common stock	—	(21,503,512)	(1,075)	(862,481)	—	—	(863,556)
Cash dividends paid—$0.45 per common share	—	—	—	—	(263,894)	—	(263,894)

Balance at September 30, 2007	$1	576,376,128	$28,841	$4,110,950	$11,168,990	$(56,550)	$15,252,232

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited) (in thousands)
Cash flows from operating activities:
Net (loss) earnings	$(281,644)	$2,053,265
Adjustments to reconcile net (loss) earnings to net cash (used) provided by operating activities:
Gain on sale of loans and securities	(2,008,942)	(4,262,529)
Accretion of discount on securities	(378,805)	(335,855)
Interest capitalized on loans	(657,524)	(491,375)
Amortization of deferred premiums, discounts, fees and costs, net	282,794	256,331
Accretion of fair value adjustments and discount on notes payable	(69,660)	(60,066)
Change in fair value of hedged notes payable and related interest-rate and foreign-currency swaps	(25,898)	(25,793)
Amortization of deferred fees on time deposits	15,070	15,100
Provision for loan losses	1,379,154	163,032
Change in MSR value due to realization of expected cash flows from mortgage servicing rights	2,353,368	2,148,483
Change in fair value of mortgage servicing rights	(400,581)	(314,391)
Impairment of retained interests	1,454,442	146,800
Servicing hedge losses	303,284	472,591
Write-down of available-for-sale securities	25,760	—
Stock-based compensation expense	73,123	123,355
Depreciation and other amortization	228,774	191,540
Accrued restructuring charges	51,277	—
Provision for deferred income taxes	419,865	622,182
Origination and purchase of loans held for sale	(335,103,753)	(321,516,353)
Proceeds from sale and principal repayments of loans held for sale	324,348,057	330,200,952
Decrease (increase) in trading securities	6,505,377	(8,454,071)
Net increase in retained interests and servicing hedge securities accounted for as trading securities	(1,752,334)	(740,623)
Increase in other assets	(1,623,694)	(715,598)
(Decrease) increase in trading securities sold, not yet purchased, at fair value	(940,201)	1,110,515
Increase in accounts payable and accrued liabilities	1,468,229	2,069,652
(Decrease) increase in income taxes payable	(750,341)	466,903

Net cash (used) provided by operating activities	(5,084,803)	3,124,047

Cash flows from investing activities:
Decrease (increase) in securities purchased under agreements to resell, federal funds sold and securities borrowed	12,378,932	(1,786,255)
Repayments (additions) to loans held for investment, net	7,473,835	(11,532,058)
Sales of loans held for investment, net	—	73,699
Additions to investments in other financial instruments accounted for as available for sale	(18,213,733)	(2,556,545)
Proceeds from sale and repayment of investments in other financial instruments accounted for as available for sale	4,684,108	2,384,235
Purchases of mortgage servicing rights	(195,522)	(48,817)
Purchases of premises and equipment, net	(187,511)	(440,829)

Net cash provided (used) by investing activities	5,940,109	(13,906,570)

Cash flows from financing activities:
Net (decrease) increase in deposit liabilities	(844,363)	16,441,635
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(25,723,890)	3,557,092
Net decrease in short-term borrowings	(7,564,671)	(8,642,721)
Issuance of long-term debt	58,775,855	11,144,305
Repayment of long-term debt	(23,321,403)	(11,246,387)
Excess tax benefit related to stock-based compensation	66,783	103,211
Issuance of Series B preferred stock	2,000,000	—
Repurchase and cancellation of common stock	(863,556)	—
Issuance of common stock	245,196	251,514
Payment of dividends	(263,894)	(273,512)

Net cash provided by financing activities	2,506,057	11,335,137

Net increase in cash	3,361,363	552,614
Cash at beginning of period	1,407,000	1,031,108

Cash at end of period	$4,768,363	$1,583,722

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

        Countrywide Financial Corporation ("Countrywide") is a holding company which, through its subsidiaries (collectively, the "Company"), is engaged in mortgage lending and other real estate finance-related businesses, including mortgage banking, banking and mortgage warehouse lending, dealing in securities and insurance underwriting.

        The accompanying consolidated financial statements have been prepared in compliance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the Securities and Exchange Commission's instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.

        In preparing financial statements in compliance with U.S. GAAP, management is required to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, including a description of the Company's significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006, for the Company (the "2006 Annual Report").

        Certain amounts reflected in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2—Adoption of New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 ("SFAS 155"), was effective for all financial instruments acquired or issued after December 31, 2006. This Statement:

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

        FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48") was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.

        FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits' realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:

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

        The total amount of unrecognized tax benefits on uncertain tax positions as of January 1, 2007 was $180.6 million. If recognized, $126.8 million of unrecognized tax benefits would impact the Company's effective income tax rate. As of September 30, 2007, there have been no material changes to the unrecognized tax benefits, including those that would impact the Company's effective income tax rate.

        As of January 1, 2007 and September 30, 2007, the Company is not aware of any tax positions for which it was reasonably possible that a change in the amount of unrecognized tax benefits during the next twelve months would significantly impact the Company's effective income tax rate.

        The Company recognizes interest and penalties related to income tax uncertainties in its provision for income taxes and income taxes payable. The after-tax equivalent of approximately $17.2 million for interest and penalties on uncertain tax positions was included in income taxes payable at January 1, 2007. As of September 30, 2007 there have been no material changes to the amounts of interest and penalties recognized in the statement of earnings or balance sheet.

        During the quarter ended September 30, 2007, the administrative review of the IRS examination results for 2003 and 2004 was completed. Tax years after 2004 remain subject to review by the IRS. The California Franchise Tax Board examination for 2003 and 2004 is not expected to be completed by December 31, 2007 and the 2002 tax year is still open to examination.

        During the quarter ended June 30, 2007, the Company recognized a non-recurring reduction of its deferred income tax liabilities in connection with moving certain operations to other states. This adjustment resulted in a reduced income tax rate of 27.0 percent for the second quarter and was the principal factor contributing to a 53.2 percent income tax (benefit) rate on the pretax loss for the nine months ended September 30, 2007.

        Due to the high degree of variability of the estimated annual effective tax rate when considering the range of projected income for the remainder of the year, the Company has determined that the actual year-to-date effective tax rate is the best estimate of the annual effective tax rate.

Note 3—(Loss) Earnings Per Share

        Basic (loss) earnings per share is determined using net (loss) earnings (adjusted for dividends declared on preferred stock) divided by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all dilutive potential common shares were issued.

        The Company has potentially dilutive shares in the form of employee stock-based compensation instruments (primarily stock options), convertible debentures and convertible preferred stock. As detailed in Note 15—Notes Payable—Convertible Debentures, in May 2007, the Company issued two series of convertible debentures totaling $4.0 billion. As detailed in Note 16—Series B Convertible Preferred Stock, the Company entered into an agreement and issued $2.0 billion of convertible preferred stock on August 22, 2007. Due to the loss attributable to common shareholders for the quarter and nine months ended September 30, 2007, no potentially dilutive shares are included in loss per share calculations as including such shares in the calculation would be anti-dilutive.

        The terms of the preferred stock agreement allow the shares to be converted at any time at a conversion price of $18 per share, which was below the closing price of the Company's stock of $21.82 on August 22, 2007, the date of the preferred stock agreement. Because of the beneficial conversion price in relation to the stock price on August 22, 2007 along with the immediate convertibility of the shares of preferred stock, the loss attributable to common shareholders has been increased by the value of this beneficial conversion feature, which amounted to $424.4 million, for the quarter and nine months ended September 30, 2007. The effect of this beneficial conversion feature has been reflected in shareholders' equity as a transfer from retained earnings to additional paid-in capital during the three months ended September 30, 2007.

        The following table summarizes the basic and diluted (loss) earnings per share calculations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net (loss) income:
Net (loss) income	$(1,200,693)	$647,564	$(281,644)	$2,053,265
Beneficial conversion feature of convertible preferred stock	(424,444)	—	(424,444)	—
Dividends on convertible preferred stock	(16,111)	—	(16,111)	—
Interest on convertible debentures	—	—	—	15

Net (loss) income attributable to common shareholders	$(1,641,248)	$647,564	$(722,199)	$2,053,280

Weighted-average shares outstanding:
Basic weighted-average number of common shares outstanding	575,089	612,168	582,257	607,233
Effect of dilutive securities:
Dilutive stock-based compensation instruments	—	15,404	—	17,404
Convertible debentures	—	—	—	72

Diluted weighted-average number of common shares outstanding	575,089	627,572	582,257	624,709

Net (loss) income per common share:
Basic (loss) earnings per share	$(2.85)	$1.06	$(1.24)	$3.38

Diluted (loss) earnings per share	$(2.85)	$1.03	$(1.24)	$3.29

        During the quarter ended September 30, 2006, stock appreciation rights and options to purchase 13,742,512 shares, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the nine months ended September 30, 2006, stock appreciation rights and options to purchase 13,699,070 shares were outstanding but not included in the computation of dilutive earnings per share because they were anti-dilutive.

Note 4—Loan Sales

        As more fully discussed in Note 3—Loan Sales included in the consolidated financial statements in the 2006 Annual Report, the Company retains financial interests in its loan sales activities in the form of interest-only, principal-only and subordinated interests. The Company also obtains mortgage servicing rights ("MSRs") through its loan sales activities.

        MSRs and retained interests are carried at fair value. The Company estimates fair value through the use of discounted cash flow models. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The key assumptions used in the valuation of retained interests include mortgage prepayment speeds, discount rates, and for those subordinated interests containing credit risk, net credit losses over the expected lifetime of the security. The discounted cash flow models incorporate cash flow and prepayment projections based on data drawn from the historical performance of the loans underlying the Company's MSRs and retained interests, which management believes are consistent with assumptions other major market participants would use in determining the assets' fair value.

        Key assumptions used in measuring the fair value of the Company's MSRs at September 30, 2007 and December 31, 2006, and the effect on their fair value from adverse changes in those assumptions, are as follows (weighted averages are based upon unpaid principal balance):

	September 30, 2007	December 31, 2006
	(dollar amounts in thousands)
Fair value of MSRs	$20,068,153	$16,172,064
Weighted-average life (in years)	6.4	5.8
Weighted-average annual prepayment speed	18.1%	21.0%
Impact of 5% adverse change	$377,734	$293,639
Impact of 10% adverse change	$736,554	$571,577
Impact of 20% adverse change	$1,402,871	$1,085,394
Weighted-average option-adjusted spread over LIBOR	6.1%	6.2%
Impact of 5% adverse change	$164,003	$129,460
Impact of 10% adverse change	$325,280	$256,746
Impact of 20% adverse change	$639,945	$505,029

        Key assumptions used in measuring the fair value of the Company's retained interests at September 30, 2007 and December 31, 2006, and the effect on their fair value from adverse changes in those assumptions are as follows (weighted averages are based on unpaid principal balances):

	September 30, 2007	December 31, 2006
	(dollar amounts in thousands)
Fair value of retained interests	$2,463,528	$3,040,575
Weighted-average life (in years)	6.8	3.1
Weighted-average annual prepayment speed	20.1%	30.6%
Impact of 5% adverse change	$54,646	$97,971
Impact of 10% adverse change	$104,719	$184,866
Impact of 20% adverse change	$196,663	$335,668
Weighted-average annual discount rate	20.4%	18.2%
Impact of 5% adverse change	$41,595	$33,809
Impact of 10% adverse change	$80,872	$60,475
Impact of 20% adverse change	$152,896	$127,056
Weighted-average net lifetime credit losses	9.4%	2.7%
Impact of 5% adverse change	$58,075	$48,550
Impact of 10% adverse change	$110,523	$117,336
Impact of 20% adverse change	$199,954	$224,616

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

Note 5—Derivative Financial Instruments

Derivative Financial Instruments

        A significant market risk facing the Company is interest rate risk, which includes the risk that changes in market interest rates will result in unfavorable changes in the value of our assets or liabilities ("price risk") and the risk that net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. The overall objective of the Company's interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.

        The Company manages interest rate risk with derivative financial instruments and by the structure of its activities as follows:

  •
  The Company uses various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of its commitments to make loans (also referred to as interest rate lock commitments or "IRLCs"), mortgage loans held by the Company pending sale ("Mortgage Loan Inventory"), retained interests and trading securities, as well as a portion of its debt.

  •
  Structurally, the Company manages interest rate risk in its Mortgage Banking Segment through the natural counterbalance of its loan production and servicing businesses. In its Banking Segment, the Company manages interest rate risk by funding the segment's interest-earning assets with liabilities of similar duration or a combination of derivative instruments and certain liabilities that create repricing characteristics that closely reflect the repricing behaviors of those assets.

Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments

        To manage the price risk associated with the IRLCs, the Company generally uses a combination of net forward sales of Mortgage Backed-Securities ("MBS") and put and call options on MBS, Treasury futures and Eurodollar futures. The Company generally makes forward sales of MBS in an amount equal to the portion of the IRLCs expected to close, assuming no change in mortgage rates. The Company acquires put and call options to protect against the variability of loan closings caused by changes in mortgage rates. To manage the credit spread risk associated with its IRLCs the Company may enter into credit default swaps.

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

        During the nine months ended September 30, 2007, the interest rate risk management activities associated with 54% of the fixed-rate mortgage loan inventory and 40% of the adjustable-rate mortgage loan inventory were accounted for as fair value hedges. For the nine months ended September 30, 2007 and 2006, the Company recognized net pre-tax losses of $67.1 million and $84.0 million, respectively, representing the ineffective portion of the hedges of its Mortgage Loan Inventory that qualified as fair value hedges.

Risk Management Activities Related to Mortgage Servicing Rights and Retained Interests

        To moderate negative impacts on earnings caused by a rate-driven decline in fair value of its MSRs and retained interests from securitization, the Company maintains a portfolio of financial instruments, including derivatives and securities, which generally increase in value when interest rates decline. In addition, the Company uses credit default swaps or similar instruments to moderate the negative impact on earnings caused by a credit spread-driven decline in fair value. This portfolio of financial instruments is collectively referred to herein as the "Servicing Hedge."

        The following table summarizes the activity for derivative contracts included in the Servicing Hedge expressed by notional amounts:

	Balance, December 31, 2006	Additions	Dispositions/ Expirations	Balance, September 30, 2007
	(in millions)
Interest rate swaptions	$41,750	$99,175	$(52,000)	$88,925
Interest rate swaps	29,025	75,385	(30,610)	73,800
Mortgage forward rate agreements	48,000	67,000	(91,000)	24,000
Long treasury futures	—	26,750	(6,750)	20,000
Long put options on interest rate futures	—	28,140	(17,850)	10,290
Long call options on interest rate futures	4,500	113,270	(108,770)	9,000
Credit default swaps	—	424	(424)	—

Risk Management Activities Related to Issuance of Long-Term Debt

        The Company has entered into interest rate swap contracts in which the rate received is fixed and the rate paid is adjustable and is indexed to LIBOR. These interest rate swaps enable the Company to convert a portion of its fixed-rate long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $6.9 billion as of September 30, 2007) and a portion of its foreign currency-denominated fixed and floating-rate long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $4.2 billion as of September 30, 2007). These transactions are generally designated as fair value hedges under SFAS 133. For the nine months ended September 30, 2007 and 2006, the Company recognized net pre-tax gains of $25.9 million and $25.8 million, respectively, representing the ineffective portion of its fair value hedges of debt.

Risk Management Activities Related to Deposit Liabilities

        The Company has entered into interest rate swap contracts that have the effect of converting a portion of its fixed-rate deposit liabilities to LIBOR-based variable-rate deposit liabilities. These transactions are designated as fair value hedges. For the nine months ended September 30, 2007 and 2006, the Company recognized net pre-tax losses of $0.5 million and $3.6 million, respectively, representing the hedge ineffectiveness relating to these swaps.

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio

        In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed-income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company utilizes derivative instruments including forward sales/purchases of To-Be-Announced ("TBA") MBS, short/long interest rate futures contracts, interest rate swaps, credit default swaps, long put/call options on interest rate futures contracts, interest rate caps and receiver swaptions.

Note 6—Mortgage Loans Held for Sale

        Mortgage loans held for sale include the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Prime	$17,076,835	$22,494,274
Nonprime	5,665,930	4,917,895
Commercial real estate	2,489,811	1,930,100
Prime home equity	126,235	1,813,947
Deferred premiums, discounts, fees and costs, net	(324,501)	116,414
Lower of cost or market valuation allowance	(235,513)	—

Mortgage loans originated or purchased for resale	24,798,797	31,272,630
Mortgage loans held in SPEs	6,058,981	—

	$30,857,778	$31,272,630

        The Company generally estimates the fair value of loans held for sale based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation models intended to approximate the amounts that would be received from a third party. We regularly compare the values developed from our valuation models to executed trades to assure that the valuations are reflective of actual sale prices. However, due to the illiquidity of the mortgage marketplace prevalent at September 30, 2007, it was necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and to apply more judgment to the valuations of non-conforming prime, home equity and nonprime loans, which represented approximately 60% of mortgage loans originated or purchased for resale excluding commercial real estate at September 30, 2007, because of a lack of executed trades that could be used to assure that the valuations are reflective of fair value.

        Countrywide Securities Corporation ("CSC") may from time to time reacquire securities, which benefit from derivative instruments, which were previously sold to nonaffiliates in the Company's securitization transactions. These transactions are part of CSC's normal market-making and trading activities and as such the securities are classified as trading securities. For such reacquired securities not to cause the Company to re-recognize the securitization transaction on its balance sheet, such trading securities shall be held temporarily. If management subsequently determines that the securities will be held longer than temporarily, the related securitization transaction must be re-recognized as a secured borrowings in Notes Payable with the securities recorded as debt at their fair value and an offsetting entry to loans held for sale ("Mortgage Loans held in SPEs") until the repurchased securities are sold.

        During the nine months ended September 30, 2007, CSC reacquired securities with embedded derivatives in its market-making and trading activities. After reacquiring those securities, the market for non-agency mortgage-backed securities was disrupted. Management concluded that certain securities it owned on September 30, 2007 no longer would be held only temporarily. As a result, a liability for asset-backed secured financings in Notes Payable of $6.1 billion and related loans held for sale were included on the Company's balance sheet at September 30, 2007.

        At September 30, 2007, the Company had pledged $0.3 billion, $2.3 billion, $0.2 billion, $4.6 billion and $2.1 billion in mortgage loans originated or purchased for sale to secure asset-backed commercial paper, a secured revolving line of credit, securities sold under agreements to repurchase, collateral for asset-backed secured financings and to secure Federal Home Loan Bank ("FHLB") advances, respectively and $6.1 billion of Mortgage Loans held in SPEs pledged as collateral for asset-backed secured financings.

        At December 31, 2006, the Company had pledged $7.9 billion, $0.6 billion and $0.03 billion in mortgage loans held for sale to secure asset-backed commercial paper, a secured revolving line of credit and securities sold under agreements to repurchase, respectively.

Note 7—Trading Securities and Trading Securities Sold, Not Yet Purchased

        Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Mortgage pass-through securities:
Fixed-rate	$9,222,886	$13,502,403
Adjustable-rate	201,285	1,381,675

Total mortgage pass-through securities	9,424,171	14,884,078
Collateralized mortgage obligations	2,683,594	3,307,594
U.S. Treasury securities	1,080,340	1,801,221
Obligations of U.S. Government-sponsored enterprises	736,149	781,657
Derivative financial instruments	444,259	15,728
Interest-only securities	260,063	287,206
Asset-backed securities	191,136	203,979
Mark-to-market on TBA securities	114,015	144,674
Residual securities	1,768	52,097
Other	2,677	23,951

	$14,938,172	$21,502,185

        Trading securities by credit rating were as follows:

	September 30, 2007
		Credit Rating
	Total	AAA	AA	A	<A	Not Rated
	(in thousands)
Mortgage pass-through securities:
Fixed-rate	$9,222,886	$9,222,886	$—	$—	$—	$—
Adjustable-rate	201,285	201,285	—	—	—	—

Total mortgage pass-through securities	9,424,171	9,424,171	—	—	—	—
Collateralized mortgage obligations	2,683,594	2,387,888	129,101	96,406	68,875	1,324
U.S. Treasury securities	1,080,340	1,080,340	—	—	—	—
Obligations of U.S. Government-sponsored enterprises	736,149	736,149	—	—	—	—
Derivative financial instruments	444,259	—	—	—	—	444,259
Interest-only securities	260,063	182,359	—	—	—	77,704
Asset-backed securities	191,136	153,742	16,017	6,337	15,040	—
Mark-to-market on TBA securities	114,015	—	—	—	—	114,015
Residual securities	1,768	—	—	—	304	1,464
Other	2,677	—	—	—	—	2,677

	$14,938,172	$13,964,649	$145,118	$102,743	$84,219	$641,443

        As of September 30, 2007, $11.4 billion of the Company's trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $1.8 billion.

        As of December 31, 2006, $19.5 billion of the Company's trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $1.5 billion.

        Trading securities sold, not yet purchased, include the following:

	September 30, 2007	December 31, 2006
	(in thousands)
U.S. Treasury securities	$1,296,107	$2,803,030
Obligation of U.S. Government-sponsored enterprises	503,138	305,826
Derivative financial instruments	483,866	9,235
Mark-to-market on TBA securities	98,752	181,119
Mortgage pass-through securities—fixed-rate	—	26,024
Other	3,185	15

	$2,385,048	$3,325,249

Note 8—Securities Purchased Under Agreements to Resell, Securities Borrowed and Federal Funds Sold

        The following table summarizes securities purchased under agreements to resell, securities borrowed and federal funds sold:

	September 30, 2007	December 31, 2006
	(in thousands)
Securities purchased under agreements to resell	$11,599,613	$22,559,194
Securities borrowed	541,352	3,460,703
Federal funds sold	2,750,000	1,250,000

	$14,890,965	$27,269,897

        As of September 30, 2007, the Company had accepted collateral related to securities purchased under agreements to resell and securities borrowed with a fair value of $19.1 billion that it had the contractual ability to sell or re-pledge, including $6.0 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of September 30, 2007, the Company had re-pledged $17.8 billion of such collateral for financing purposes.

        As of December 31, 2006, the Company had accepted collateral related to securities purchased under agreements to resell and securities borrowed with a fair value of $56.0 billion that it had the contractual ability to sell or re-pledge, including $30.0 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of December 31, 2006, the Company had re-pledged $51.5 billion of such collateral for financing purposes.

Note 9—Loans Held for Investment, Net

        Loans held for investment include the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Mortgage loans:
Banking Operations:
Prime	$46,980,635	$51,762,137
Prime home equity	32,431,662	20,036,126
Nonprime	46,664	—
Commercial real estate	385,238	19,413

	79,844,199	71,817,676

Mortgage Banking:
Nonprime	1,061,326	115,054
Prime	669,782	252,731
Prime home equity	262,410	57,518

	1,993,518	425,303

Capital Markets—commercial real estate	20,000	53,000

Total mortgage loans	81,857,717	72,295,979
Defaulted FHA-insured and VA-guaranteed loans repurchased from securities	2,141,774	1,761,170
Warehouse lending advances secured by mortgage loans	567,743	3,185,248

	84,567,234	77,242,397
Premium and discounts and deferred loan origination fees and costs, net	210,905	1,104,414
Allowance for loan losses	(1,219,963)	(261,054)

Loans held for investment, net	$83,558,176	$78,085,757

        During the nine months ended September 30, 2007, the Company transferred prime, prime home equity and nonprime mortgage loans with an unpaid principal balance of $3.9 billion, $9.8 billion and $1.0 billion, respectively, and a carrying value after recognition of impairment upon transfer of the loans of $3.8 billion, $9.4 billion and $0.8 billion, respectively, from mortgage loans held for sale to loans held for investment, as the Company decided to hold those loans for the foreseeable future. The impairment in the amount of $0.7 billion is recorded as a component of gain on sale of loans and securities.

        Mortgage loans totaling $62.4 billion and $57.5 billion were pledged to secure FHLB advances and to enable additional borrowings from the FHLB at September 30, 2007 and December 31, 2006, respectively.

        Mortgage loans held for investment totaling $4.0 billion and $2.9 billion were pledged to secure an unused borrowing facility at September 30, 2007 and December 31, 2006, respectively.

        Defaulted FHA-insured and VA-guaranteed loans repurchased from securities totaling $1.2 billion and $0.5 billion were pledged to secure securities sold under agreements to repurchase at September 30, 2007 and December 31, 2006, respectively.

        As of September 30, 2007 and December 31, 2006, the Company had accepted mortgage loan collateral of $0.6 billion and $3.5 billion, respectively, that it had the contractual ability to re-pledge. The collateral secures warehouse lending advances. Of this collateral, $0.01 billion and $1.6 billion, respectively, has been re-pledged to secure borrowings under a secured revolving line of credit as of September 30, 2007 and December 31, 2006.

        Changes in the allowance for loan losses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Balance, beginning of period	$512,904	$183,581	$261,054	$189,201
Provision for loan losses	934,268	37,996	1,379,154	163,032
Net charge-offs	(227,209)	(13,912)	(420,245)	(139,093)
Reclassification of allowance for unfunded commitments and other	—	322	—	(5,153)

Balance, end of period	$1,219,963	$207,987	$1,219,963	$207,987

        The Company has recorded a liability for losses on unfunded loan commitments in accounts payable and accrued liabilities totaling $20.6 million and $8.1 million at September 30, 2007 and December 31, 2006, respectively. The provision for these losses is recorded in other expenses. The following is a summary of changes in the liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(in thousands)
Balance, beginning of period	$18,222	$6,324	$8,104	$9,391
Provision for losses on unfunded loan commitments	2,418	(118)	12,536	982
Reclassification of allowance for unfunded loan commitments	—	—	—	(4,167)

Balance, end of period	$20,640	$6,206	$20,640	$6,206

Note 10—Investments in Other Financial Instruments, at Fair Value

        Investments in other financial instruments include the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Securities accounted for as available-for-sale:
Mortgage-backed securities	$19,699,030	$7,007,786
Municipal bonds	411,491	412,886
Obligations of U.S. Government-sponsored enterprises	347,466	776,717
U.S. Treasury securities	97,567	168,313
Other	72,916	2,858

Subtotal	20,628,470	8,368,560

Interests retained in securitization:
Prime interest-only and principal-only securities	258,167	279,375
Prime residual securities	9,101	1,435
Prime home equity retained interests	96,133	185,112
Prime home equity interest-only securities	9,594	7,021
Nonprime residuals and other related securities	15,437	152,745
Nonprime interest-only securities	14,719	3,757
Prepayment penalty bonds	12,920	52,697
Subordinated mortgage-backed pass-through securities	459	1,382

Total interests retained in securitization	416,530	683,524

Total securities accounted for as available-for-sale	21,045,000	9,052,084

Securities accounted for as trading:
Interests retained in securitization:
Mortgage-backed pass-through securities	125,140	—
Prime interest-only and principal-only securities	785,531	549,635
Prime residual securities	14,042	11,321
Prime home equity retained interests	493,376	1,291,509
Prime home equity interest-only securities	—	22,467
Nonprime residuals and other related securities	254,731	388,963
Prepayment penalty bonds	89,854	90,666
Subordinated mortgage-backed pass-through securities	281,195	—
Interest rate swaps	3,129	2,490

Total interests retained in securitization	2,046,998	2,357,051

Servicing hedge principal-only securities	884,181	—
Other	64,173	—

Total securities accounted for as trading	2,995,352	2,357,051

Hedging and mortgage pipeline derivatives:
Mortgage loans held for sale and pipeline related	287,887	78,066
Mortgage servicing related	1,968,643	837,908
Notes payable related	822,275	444,342

Total investments in other financial instruments	$27,119,157	$12,769,451

        Investments in other financial instruments by credit rating were as follows:

	September 30, 2007
		Credit Rating
	Total	AAA	AA	A	<A	Not Rated(1)
			(in thousands)
Securities accounted for as available-for-sale:
Mortgage-backed securities	$19,699,030	$19,483,216	$116,672	$53,985	$45,157	$—
Municipal bonds	411,491	265,393	120,593	18,681	6,824	—
Obligations of U.S. Government-sponsored enterprises	347,466	347,466	—	—	—	—
U.S. Treasury securities	97,567	97,567	—	—	—	—
Other	72,916	72,851	—	50	—	15

Subtotal	20,628,470	20,266,493	237,265	72,716	51,981	15

Interests retained in securitization:
Prime interest-only and principal-only securities	258,167	223,681	—	—	—	34,486
Prime residual securities	9,101	—	—	—	—	9,101
Prime home equity retained interests	96,133	—	—	—	—	96,133
Prime home equity interest-only securities	9,594	—	—	—	—	9,594
Nonprime residuals and other related securities	15,437	—	—	—	—	15,437
Nonprime interest-only securities	14,719	3,883	—	—	—	10,836
Prepayment penalty bonds	12,920	1,090	—	—	—	11,830
Subordinated mortgage-backed pass-through securities	459	—	—	—	459	—

Total interests retained in securitization	416,530	228,654	—	—	459	187,417

Total securities accounted for as available-for-sale	21,045,000	20,495,147	237,265	72,716	52,440	187,432

Securities accounted for as trading:
Interests retained in securitization:
Mortgage-backed pass-through securities	125,140	125,140	—	—	—	—
Prime interest-only and principal-only securities	785,531	770,168	—	—	—	15,363
Prime residual securities	14,042	—	—	—	—	14,042
Prime home equity retained interests	493,376	—	—	—	—	493,376
Nonprime residuals and other related securities	254,731	—	—	—	—	254,731
Prepayment penalty bonds	89,854	—	—	—	—	89,854
Subordinated mortgage-backed pass-through securities	281,195	—	147,604	55,065	76,025	2,501
Interest rate swaps	3,129	—	—	—	—	3,129

Total interests retained in securitization	2,046,998	895,308	147,604	55,065	76,025	872,996

Servicing hedge principal-only securities	884,181	884,181	—	—	—	—
Other	64,173	3,462	14,573	31,155	14,277	706

Total securities accounted for as trading	2,995,352	1,782,951	162,177	86,220	90,302	873,702

Total	$24,040,352	$22,278,098	$399,442	$158,936	$142,742	$1,061,134

(1)
These securities are generally not rated due to their illiquidity and the absence of significant trading activity. Derivative financial instruments are not included in this table as derivatives are contracts between Countrywide and a counterparty. Countrywide manages its derivatives counterparty risk by entering into derivatives only with creditworthy counterparties and limiting its exposure to individual counterparties.

        At September 30, 2007, the Company had pledged $0.08 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge, $0.03 billion of MBS to secure margin calls on derivative instruments and $0.05 billion of MBS to secure an unused borrowing facility.

        At December 31, 2006, the Company had pledged $0.1 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge and $0.1 billion of MBS to secure an unused borrowing facility.

        Amortized cost and fair value of available-for-sale securities are as follows:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$19,944,820	$9,301	$(255,091)	$19,699,030
Municipal bonds	411,281	2,157	(1,947)	411,491
Obligations of U.S. Government-sponsored enterprises	344,115	3,351	—	347,466
U.S. Treasury securities	95,428	2,201	(62)	97,567
Interests retained in securitization	293,920	140,138	(17,528)	416,530
Other	72,561	423	(68)	72,916

	$21,162,125	$157,571	$(274,696)	$21,045,000

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mortgage-backed securities	$7,111,045	$4,091	$(107,350)	$7,007,786
Municipal bonds	414,249	1,649	(3,012)	412,886
Obligations of U.S. Government-sponsored enterprises	781,329	1,280	(5,892)	776,717
U.S. Treasury securities	167,724	1,414	(825)	168,313
Interests retained in securitization	589,501	111,722	(17,699)	683,524
Other	2,860	—	(2)	2,858

	$9,066,708	$120,156	$(134,780)	$9,052,084

        The Company's available-for-sale securities in an unrealized loss position are as follows:

	September 30, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities	$12,870,498	$(140,124)	$4,216,304	$(114,967)	$17,086,802	$(255,091)
Municipal bonds	32,501	(197)	196,927	(1,750)	229,428	(1,947)
Obligations of U.S. Government-sponsored enterprises	—	—	—	—	—	—
U.S. Treasury securities	—	—	17,402	(62)	17,402	(62)
Interests retained in securitization	3,930	(57)	116,653	(17,471)	120,583	(17,528)
Other	27,122	(68)	50	—	27,172	(68)

Total impaired securities	$12,934,051	$(140,446)	$4,547,336	$(134,250)	$17,481,387	$(274,696)

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mortgage-backed securities	$1,482,240	$(4,580)	$5,106,195	$(102,770)	$6,588,435	$(107,350)
Municipal bonds	58,106	(317)	212,973	(2,695)	271,079	(3,012)
Obligations of U.S. Government-sponsored enterprises	87,472	(163)	484,186	(5,729)	571,658	(5,892)
U.S. Treasury securities	6,477	(22)	103,018	(803)	109,495	(825)
Interests retained in securitization	42,854	(4,114)	84,978	(13,585)	127,832	(17,699)
Other	—	—	48	(2)	48	(2)

Total impaired securities	$1,677,149	$(9,196)	$5,991,398	$(125,584)	$7,668,547	$(134,780)

        The Company's Asset/Liability Committee ("ALCO") assesses securities classified as available for sale for other-than-temporary impairment on a quarterly basis. This assessment evaluates whether the Company intends and is able to recover the amortized cost of the securities when taking into account the Company's present investment objectives and liquidity requirements and whether the creditworthiness of the issuer calls the realization of contractual cash flows into question.

        During the nine months ended September 30, 2007, ALCO determined that the Company no longer intends to hold certain obligations of U.S. Government-sponsored enterprises and mortgage-backed securities until the impairment can be recovered. Such securities had a carrying value of $587.2 million and unrealized losses recorded in accumulated other comprehensive income totaling $25.8 million at the time this determination was made. Accordingly, the Company transferred the impairment losses relating to these securities from accumulated other comprehensive income to earnings during the nine months ended September 30, 2007. No other-than-temporary impairment was recorded during the nine months ended September 30, 2006.

        Gross gains and losses realized on the sales of available-for-sale securities (excluding recognition of other than temporary impairment) are as follows:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Mortgage-backed securities:
Gross realized gains	$11	$—
Gross realized losses	—	—

Net	11	—

Municipal bonds:
Gross realized gains	75	64
Gross realized losses	(885)	(162)

Net	(810)	(98)

Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	1,015	6
Gross realized losses	(16)	(51)

Net	999	(45)

U.S. Treasuries:
Gross realized gains	1,152	—
Gross realized losses	—	—

Net	1,152	—

Interests retained in securitization:
Gross realized gains	1,615	6,956
Gross realized losses	(12)	—

Net	1,603	6,956

Total gains and losses on available-for-sale securities:
Gross realized gains	3,868	7,026
Gross realized losses	(913)	(213)

Net	$2,955	$6,813

Note 11—Mortgage Servicing Rights, at Fair Value

        The activity in MSRs is as follows:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Balance at beginning of period	$16,172,064	$12,610,839
Remeasurement to fair value upon adoption of SFAS 156	—	109,916

Fair value at beginning of period	16,172,064	12,720,755
Additions:
Servicing resulting from transfers of financial assets	5,653,354	4,082,935
Purchases of servicing assets	195,522	48,817

Total additions	5,848,876	4,131,752
Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	400,581	314,391
Other changes in fair value(2)	(2,353,368)	(2,148,483)

Balance at end of period	$20,068,153	$15,018,415

(1)
Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)
Represents changes due to realization of expected cash flows.

Note 12—Other Assets

        Other assets include the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Reimbursable servicing advances, net	$2,883,215	$2,170,891
Investments in FRB and FHLB stock	2,324,862	1,433,070
Interest receivable	889,594	997,854
Margin accounts	843,058	118,254
Real estate acquired in settlement of loans	676,122	251,163
Securities broker-dealer receivables	538,962	1,605,502
Prepaid expenses	419,666	320,597
Capitalized software, net	378,935	367,055
Receivables from custodial accounts	327,087	719,048
Cash surrender value of assets held in trust for deferred compensation plans	317,068	372,877
Cash surrender value of Company-owned life insurance	226,872	5,894
Restricted cash	200,389	238,930
Mortgage guaranty insurance tax and loss bonds	165,066	128,293
Receivables from sale of securities	100,042	284,177
Other	1,111,945	828,185

	$11,402,883	$9,841,790

        The Company had pledged $0.5 billion and $1.2 billion of securities broker-dealer receivables to secure securities sold under agreements to repurchase at September 30, 2007 and December 31, 2006, respectively.

Note 13—Deposit Liabilities

        Deposit liabilities include the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Non-interest-bearing checking accounts	$510,619	$113,045
Retail savings and money market accounts	7,183,965	5,943,927
Commercial money market accounts	4,158,084	3,583,763
Time deposits:
Retail	18,492,386	17,973,792
Brokered	7,943,767	11,612,674
Commercial
Premier business banking	496,281	635,927
Other	392,537	—

	888,818	635,927

	27,324,971	30,222,393
Company-controlled custodial deposit accounts(1)	15,579,791	15,737,632

	54,757,430	55,600,760
Basis adjustment through application of hedge accounting	(8,041)	(22,078)

	$54,749,389	$55,578,682

(1)
These accounts represent the portion of the investor custodial accounts controlled by Countrywide that have been placed on deposit with Countrywide Bank, FSB ("Countrywide Bank" or the "Bank").

        Substantially all of the time deposits outstanding were interest-bearing. The contractual maturities of those deposits as of September 30, 2007, are shown in the following table:

	Time Deposit Maturities	Weighted Average Rate
	(dollar amounts in thousands)
Quarter ending:
December 31, 2007	$5,728,125	5.17%
March 31, 2008	5,783,561	5.22%
June 30, 2008	4,085,751	5.19%
September 30, 2008	6,106,722	5.32%

Total twelve months ending September 30, 2008	21,704,159	5.23%
Twelve months ending September 30,
2009	2,500,294	4.58%
2010	740,678	4.66%
2011	430,640	5.04%
2012	342,601	5.09%
Thereafter	1,606,599	5.62%

	27,324,971	5.17%
Basis adjustment through application of hedge accounting	(8,041)

	$27,316,930

Note 14—Securities Sold Under Agreements to Repurchase

        The Company routinely enters into short-term financing arrangements to sell securities under agreements to repurchase ("repurchase agreements"). The repurchase agreements are collateralized by mortgage loans and securities. All securities underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same or substantially identical securities.

        At September 30, 2007, repurchase agreements were secured by $0.2 billion of mortgage loans held for sale, $11.4 billion of trading securities, $17.8 billion of securities purchased under agreements to resell and securities borrowed, $1.2 billion in loans held for investment, $0.08 billion in investments in other financial instruments and $0.5 billion of other assets. At September 30, 2007, $6.0 billion of the pledged securities purchased under agreements to resell and securities borrowed related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

        At December 31, 2006, repurchase agreements were secured by $0.03 billion of mortgage loans held for sale, $19.5 billion of trading securities, $51.5 billion of securities purchased under agreements to resell and securities borrowed, $0.5 billion in loans held for investment, $0.1 billion in investments in other financial instruments and $1.2 billion of other assets. At December 31, 2006, $30.0 billion of the pledged securities purchased under agreements to resell and securities borrowed related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

Note 15—Notes Payable

        The following table summarizes notes payable:

	September 30, 2007	December 31, 2006
	(in thousands)
Asset-backed commercial paper	$170,171	$7,721,278
Unsecured commercial paper	907,006	6,717,794
Secured revolving lines of credit	2,496,232	2,174,171
Unsecured revolving lines of credit	11,480,000	—
Secured overnight bank loans	—	105,049
Asset-backed secured financings	10,200,732	241,211
Unsecured bank loans	—	130,000
Federal Home Loan Bank advances	51,050,000	28,150,000
Medium-term notes:
Floating-rate	13,124,375	13,155,231
Fixed-rate	9,126,439	9,783,881

	22,250,814	22,939,112
Convertible debentures	4,000,000	—
Junior subordinated debentures	2,175,822	2,232,334
Subordinated debt	1,025,964	1,027,797
Other	37,551	48,838

	$105,794,292	$71,487,584

Asset-Backed Commercial Paper

        The Company has formed two special purpose entities (Park Granada and Park Sienna) to finance certain of its mortgage loans held for sale using commercial paper. These entities issue commercial paper in the form of extendible short-term secured liquidity notes ("SLNs"). SLNs are issued with initial maturities of up to 180 days; under certain conditions, the issuer can extend the maturity dates of the SLNs for an additional period of up to 180 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. While these facilities remain contractually available, given the lack of liquidity in the extendible SLN segment of the commercial paper market, borrowings under these facilities are not available at this time.

        For the nine months ended September 30, 2007, the average borrowings under these facilities totaled $13.5 billion and the weighted-average interest rate of the SLNs was 5.36%. At September 30, 2007, the weighted-average interest rate of the SLNs was 5.36% and the Company had pledged $0.3 billion in mortgage loans held for sale and $0.1 billion of loans held for investment to secure the SLNs.

        For the nine months ended September 30, 2006, the average borrowings under these facilities totaled $18.9 billion and the weighted-average interest rate of the SLNs was 5.01%. At September 30, 2006, the weighted-average interest rate of the SLNs was 5.44% and the Company had pledged $6.9 billion in mortgage loan inventory to secure the SLNs.

Unsecured Commercial Paper and Unsecured Revolving Lines of Credit

        For the nine months ended September 30, 2007, the average unsecured commercial paper outstanding totaled $6.4 billion and the weighted-average interest rate was 5.36%. At September 30, 2007, the weighted-average interest rate was 5.32%.

        For the nine months ended September 30, 2006, the average unsecured commercial paper outstanding totaled $6.7 billion and the weighted-average interest rate was 5.02%. At September 30, 2006, the weighted-average interest rate was 5.40%.

        As of September 30, 2007, the Company had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting the Company to borrow a maximum total amount of $11.5 billion. In August 2007, the Company borrowed $11.5 billion from these revolving credit facilities, which represents the maximum permitted under the agreements. For the nine months ended September 30, 2007, the average outstanding borrowings under these revolving credit facilities totaled $1.9 billion and the weighted-average interest rate was 5.37%. At September 30, 2007, the weighted-average interest rate was 5.56%. No amount was outstanding under this facility at December 31, 2006.

Secured Revolving Lines of Credit

        The Company has formed a special purpose entity (Park Monaco) to finance inventory with funding provided by a group of bank-sponsored conduits that are financed through the issuance of asset-backed commercial paper. The entity incurs interest based on prevailing money market rates approximating the cost of asset-backed commercial paper. At September 30, 2007, the entity had aggregate commitments from the bank-sponsored conduits totaling $10.4 billion and had $2.5 billion of outstanding borrowings, secured by $2.3 billion of mortgage loans held for sale and $0.7 billion of mortgage loans held for investment. For the nine months ended September 30, 2007, the average borrowings under this facility totaled $1.3 billion and the weighted-average interest rate was 5.64%. At September 30, 2007, the weighted-average interest rate was 5.93%.

        For the nine months ended September 30, 2006, the average borrowings under this facility totaled $1.2 billion and the weighted-average interest rate was 4.68%. At September 30, 2006, the weighted-average interest rate was 5.32%.

        The Company entered into a $4.0 billion master trust facility on June 2, 2006, to finance Countrywide Warehouse Lending ("CWL") receivables backed by mortgage loans. A multi-asset conduit finance company funds the purchase of notes backed by CWL receivables which are financed by issuing extendible maturity asset-backed commercial paper. At September 30, 2007, the Company had pledged $0.01 billion in loans held for investment to secure this facility. For the nine months ended September 30, 2007, the average borrowings under this facility totaled $0.9 billion and the weighted-average interest rate was 5.40%. There were no borrowings under this facility at September 30, 2007. On October 10, 2007, the Company elected to terminate this facility.

        For the nine months ended September 30, 2006, the average borrowing under this facility totaled $0.4 billion. During the nine month ended September 30, 2006, the weighted average interest rate was 5.44%.

        In April 2007, the Company entered into a secured master note purchase agreement to finance commercial real estate mortgage loan inventory. For the nine months ended September 30, 2007, the average borrowings under this facility totaled $0.9 billion and the weighted-average interest rate was 5.44%. This facility was terminated in August 2007 and there were no borrowings under this facility at September 30, 2007.

Asset-Backed Secured Financings

        The Company recorded certain securitization transactions as secured borrowings because they did not meet the accounting criteria for sales treatment. The amounts accounted for as secured borrowings totaled $4.1 billion and $0.2 billion at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, the Company had pledged $4.6 billion of mortgage loans held for sale to secure these borrowings.

        CSC may from time to time reacquire securities, which benefit from derivative instruments, previously sold to nonaffiliates in the Company's securitization transactions. These transactions are part of CSC's normal market-making and trading activities and as such the securities are classified as trading securities. For such reacquired securities not to cause the Company to re-recognize the securitization transaction on its balance sheet, such trading securities shall be held temporarily. If management subsequently determines that the securities will be held longer than temporarily, the related securitization transaction must be re-recognized as a secured borrowing with the securities recorded as debt at their fair value and an offsetting entry to loans held for sale ("Mortgage Loans held in SPEs") until the repurchased securities are sold.

        During the nine months ended September 30, 2007, CSC reacquired securities with embedded derivatives in its market-making and trading activities. After reacquiring those securities, the market for non-agency mortgage-backed securities was disrupted. Management concluded that certain securities it owned on September 30, 2007 no longer would be held only temporarily. As a result, a liability of $6.1 billion and related loans held for sale were recognized on the Company's balance sheet at September 30, 2007.

Federal Home Loan Bank Advances

        During the nine months ended September 30, 2007, the Company obtained $54.4 billion of advances from the FHLB, of which $20.8 billion are adjustable-rate advances, with the remainder being fixed-rate advances. Of these adjustable-rate advances, $0.9 billion are initially fixed-rate and provide the FHLB the option to convert the advances to a floating rate no later than 2010. The remaining adjustable-rate advances have rates that will not exceed the initial rate, however, the rate may decrease if the 12-Month Treasury Average Index rate increases above a specified level. At September 30, 2007, the Company had pledged $62.4 billion of mortgage loans to secure its outstanding FHLB advances and enable future advances.

        At December 31, 2006, the Company had pledged $57.5 billion of mortgage loans to secure its outstanding FHLB advances and enable future advances.

Medium-Term Notes

        During the nine months ended September 30, 2007, the Company issued the following medium-term notes:

	Outstanding Balance			Interest Rate		Maturity Date
	Floating-Rate	Fixed-Rate	Total	From	To	From	To
	(dollar amounts in thousands)
CFC Series B	$1,717,000	$2,222,935	$3,939,935	4.90%	5.80%	January, 2008	June, 2012

        All of the fixed-rate medium-term notes issued by the Company during the nine months ended September 30, 2007 were effectively converted to floating-rate debt using interest rate swaps.

        During the nine months ended September 30, 2007, the Company redeemed $5.0 billion of maturing medium-term notes.

        As of September 30, 2007, $4.2 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Euros, Pounds Sterling, Australian Dollars, Canadian Dollars and Swiss Francs. These notes have been effectively converted to U.S. Dollars through currency swaps.

Convertible Debentures

        As detailed in a Form 8-K filed with the Securities and Exchange Commission on May 29, 2007, in May 2007, the Company issued $4.0 billion series A and B floating rate convertible debentures. The debentures bear interest at rates indexed to LIBOR and are guaranteed by one of the Company's subsidiaries, Countrywide Home Loans. The following table summarizes certain terms of the convertible debentures:

	Series A	Series B

Securities offered	$2.0 billion aggregate principal amount	$2.0 billion aggregate principal amount

Maturity date	April 15, 2037	May 15, 2037

Annual interest rate	3-month LIBOR, reset quarterly, minus 3.50%, payable quarterly. The interest rate at September 30, 2007 was 1.86%	3-month LIBOR, reset quarterly, minus 2.25%, payable quarterly. The interest rate at September 30, 2007 was 3.31%

Conversion rights	Holders may convert their debentures, in whole or in part, at any time before the close of business on the business day immediately preceding the relevant maturity date from and after the date of the following events:
	•	upon satisfaction of the common stock sale price condition;
	•	if the trading price of the debentures falls below a certain level;
	•	if the Company has called those debentures for redemption;
	•	on or after January 15, 2037, in the case of the Series A Debentures or February 15, 2037, in the case of the Series B Debentures; or
	•	upon occurrence of specified corporate transactions affecting the Company

Conversion rate	19.0734 shares of common stock for each debenture subject to adjustment in specified circumstances	17.1003 shares of common stock for each debenture subject to adjustment in specified circumstances

Redemption	The Company may redeem the Debentures, in whole or in part, at any time on or after:
	October 15, 2008	May 15, 2009

Repurchase of debentures by Countrywide at option of holder on certain dates	Holders have the right to require the Company to repurchase all or a portion of their Debentures on:
	October 15, 2008, 2009, 2010, 2012, 2017, 2022, 2027 and 2032	May 15, 2009, 2010, 2012, 2017, 2022, 2027, and 2032

Junior Subordinated Debentures

        As more fully discussed in "Note 15—Notes Payable" included in the consolidated financial statements of the 2006 Annual Report, the Company has issued junior subordinated debentures to non-consolidated subsidiary trusts. The trusts finance their holdings of the junior subordinated debentures by issuing Company-guaranteed capital securities.

        The Company guarantees the indebtedness of Countrywide Home Loans to one of its subsidiary trusts, Countrywide Capital III, which is excluded from the Company's consolidated financial statements. Following is summarized information for that trust:

	September 30, 2007	December 31, 2006
	(in thousands)
Balance Sheet:
Junior subordinated debentures receivable	$205,345	$205,312
Other assets	4,841	1,191

Total assets	$210,186	$206,503

Notes payable	$6,174	$6,173
Other liabilities	4,841	1,191
Company-obligated guaranteed redeemable capital trust pass-through securities	199,171	199,139
Shareholder's equity	—	—

Total liabilities and shareholder's equity	$210,186	$206,503

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Statement of Earnings:
Revenues	$12,482	$12,482
Expenses	(12,482)	(12,482)
Provision for income taxes	—	—

Net earnings	$—	$—

Subordinated Debt

        The Company has outstanding $1.0 billion of 6.25% fixed-rate unsecured subordinated notes maturing in May 2016. The notes rank subordinate and junior to all of the Company's senior indebtedness, and rank senior to the Company's junior subordinated debentures underlying the Company's trust preferred securities.

Maturities of Notes Payable

        Maturities of notes payable are as follows:

	Principal, Net of Premiums and Discounts	Hedge Basis Adjustment	Total
		(in thousands)
Quarter ending:
December 31, 2007	$9,403,004	$38,298	$9,441,302
March 31, 2008	3,251,136	73	3,251,209
June 30, 2008	10,857,159	244,630	11,101,789
September 30, 2008	2,550,927	35,946	2,586,873

Total twelve months ending September 30, 2008	26,062,226	318,947	26,381,173
Twelve months ending September 30,
2009	11,297,565	117,092	11,414,657
2010	15,574,085	689	15,574,774
2011	27,149,878	258,735	27,408,613
2012	7,140,318	44,705	7,185,023
Thereafter	17,847,348	(17,296)	17,830,052

Total	$105,071,420	$722,872	$105,794,292

Note 16—Series B Convertible Preferred Stock

        In August 2007, the Company issued 20,000 shares of Series B non-voting convertible preferred stock, par value $0.05 per share for an aggregate price of $2.0 billion. Each preferred share is entitled to receive cash dividends, payable quarterly if declared, at the annual rate of 7.25% of the liquidation preference, which initially is equal to $100,000 per share ("liquidation preference") or $1,812.50 per share per quarter. Dividends are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. If the dividends are not paid for six quarters, holders of the preferred stock are entitled to designate two directors to the Company's Board of Directors until dividends have been paid for two consecutive quarters.

        The preferred stock ranks senior to the Company's common stock with respect to payment of dividends and distributions upon liquidation. Holders of the preferred shares are entitled to receive, in the event that the Company is liquidated, dissolved or wound up, the liquidation preference plus all accumulated and unpaid dividends, regardless of whether they were declared.

        Each share of preferred stock is convertible, at any time, in whole or in part at the option of the holder, into shares of common stock equal to the liquidation preference divided by $18 ("conversion price"), subject to adjustments, plus cash in an amount equal to any accumulated and unpaid dividends. The holders of the preferred stock may not sell, transfer or dispose of any shares of common stock received upon conversion of the preferred stock at any time during the 18 month period following the date of conversion. The holders of the preferred stock are subject to restrictions prohibiting them from, among other things, acquiring beneficial ownership of additional voting securities of the Company.

        The Company has the right, at its option, to redeem the outstanding preferred stock, if the daily closing price of the Company's common stock exceeds 150% of the conversion price for 30 consecutive trading days on or after August 22, 2017, by paying the liquidation preference in cash and any accumulated and unpaid dividends on the preferred stock.

Note 17—Regulatory and Agency Capital Requirements

        On March 12, 2007, the Bank converted its charter from a national bank to a federal savings bank. As a result of this conversion, the Company became a savings and loan holding company, and is no longer a bank holding company. As a savings and loan holding company, Countrywide Financial Corporation is no longer subject to specific statutory capital requirements. Countrywide Bank's capital is calculated in compliance with the requirements of the Office of Thrift Supervision ("OTS"), which are similar to those of the Office of the Comptroller of the Currency, the Bank's former regulator. The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, Freddie Mac and Government National Mortgage Association ("Ginnie Mae") net worth requirements, which are lower than those of the OTS. Management believes the Company is in compliance with those requirements.

        At September 30, 2007, the Bank's regulatory capital ratios and amounts and minimum required capital ratios to maintain a "well capitalized" status are as follows:

	September 30, 2007
	Minimum Required(1)	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Capital	5.0%	7.3%	$8,870,010
Risk-Based Capital:
Tier 1	6.0%	12.2%	$8,870,010
Total	10.0%	13.5%	$9,777,179

(1)
Minimum required to qualify as "well capitalized."

        Management intends to maintain capital at levels that are higher than those required to be considered "well capitalized."

        Had Countrywide Bank's capital been calculated in compliance with the OTS requirements at December 31, 2006, its regulatory capital ratios and amounts and minimum required capital ratios would have been as follows:

	December 31, 2006
	Minimum Required (1)	Ratio	Amount
	(dollar amounts in thousands) (Proforma)
Tier 1 Capital	5.0%	7.6%	$7,100,439
Risk-Based Capital:
Tier 1	6.0%	12.4%	$7,100,439
Total	10.0%	12.8%	$7,337,235

(1)
Minimum required to qualify as "well capitalized."

        Countrywide Bank is required by OTS regulations to maintain tangible capital of at least 1.5% of assets. However, the Bank is also required to maintain a tangible equity ratio of at least 2% to avoid being classified as "critically undercapitalized." Critically undercapitalized institutions are subject to the prompt corrective action provisions of the Financial Institution Reform Recovery and Enforcement Act of 1989. The Bank's tangible capital ratio was 7.3% and 7.6% at September 30, 2007 and December 31, 2006, respectively.

        The OTS has prescribed that the Company and its affiliates are not authorized to receive, and the Bank is not authorized to pay such entities, capital distributions without receipt of prior written OTS non-objection.

Note 18—Supplemental Cash Flow Information

        The following table presents supplemental cash flow information:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash used to pay interest	$7,831,608	$6,512,785
Cash (refunded) used to pay income taxes	(58,354)	104,470
Non-cash investing activities:
Transfer of loans from mortgage loans held for sale to loans held for investment	13,950,678	—
Transfer of loans from held for investment to mortgage loans held for sale	—	672,809
Servicing resulting from transfers of financial assets	5,653,354	4,082,935
Retention of other financial instruments classified as available-for-sale in securitization transactions	2,254	44,663
Unrealized loss on available-for-sale securities, foreign currency translation adjustments and cash flow hedges, and change in unfunded liability relating to defined benefit plans, net of tax	(38,994)	(46,236)
Remeasurement of fair value of MSRs upon adoption of SFAS 156, net of tax	—	67,065
Remeasurement of income taxes payable upon adoption of FIN 48	(12,719)	—
Non-cash financing activities:
Increase in Mortgage Loans Held in SPEs and asset-backed secured financings	6,058,981	—
Issuance of common stock for conversion of convertible debt	—	1,465

Note 19—Net Interest Income

        The following table summarizes net interest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Interest income:
Loans	$2,068,844	$2,237,502	$6,338,949	$5,961,815
Trading securities	323,191	224,704	984,075	578,728
Securities purchased under agreements to resell, securities borrowed and federal funds sold	425,615	586,877	1,700,304	1,530,618
Investments in other financial instruments	290,823	89,103	651,575	282,652
Other	146,637	149,974	431,833	373,685

Total interest income	3,255,110	3,288,160	10,106,736	8,727,498

Interest expense:
Deposit liabilities	528,420	452,559	1,572,289	1,095,387
Securities sold under agreements to repurchase and federal funds purchased	663,507	729,387	2,465,278	1,914,803
Trading securities sold, not yet purchased	58,705	62,694	181,209	164,655
Notes payable	1,197,635	1,112,459	3,371,080	3,095,995
Other	100,534	132,091	351,638	272,779

Total interest expense	2,548,801	2,489,190	7,941,494	6,543,619

Total net interest income	$706,309	$798,970	$2,165,242	$2,183,879

Note 20—Restructuring Charges

        During the quarter ended September 30, 2007, the Company initiated a program to reduce costs and improve operating efficiencies in response to lower mortgage market origination volumes and other market conditions. The Company presently expects that total U.S. mortgage market origination volumes will decline approximately 30% in 2008 compared to 2007 levels. As part of this plan, the Company announced workforce reductions of between 10,000 and 12,000 positions over three months, representing up to 20% of its workforce. Actual reductions could be lower should the economic environment and related mortgage market volume outlook improve. As part of this plan, the Company expects to incur lease and other contract termination costs. Management expects to record restructuring charges totaling $125 million to $150 million.

        The following table summarizes the restructuring liability balance, recorded in accounts payable and accrued liabilities at September 30, 2007, and related activity during the nine months ended September 30, 2007:

				Utilized
	Balance December 31, 2006					Balance September 30, 2007
		Additions	Reversals	Cash	Non-Cash
	(in thousands)
Severance and benefits	$—	$32,513	$—	$(5,935)	$(439)	$26,139
Lease termination costs	—	15,784	—	—	—	15,784
Other costs	—	8,915	—	—	(3,234)	5,681

	$—	$57,212	$—	$(5,935)	$(3,673)	$47,604

        Specific actions taken in the quarter ended September 30, 2007, include reducing the workforce by approximately 6,000. These reductions occurred in most geographic locations and levels of the organization and expenses were recorded in the Other Operating Segment. Management expects to recognize the remaining expected pre-tax restructuring charges of approximately $68 million to $93 million, primarily in the fourth quarter of 2007.

Note 21—Pension Plans

        The Company provides retirement benefits to its employees using a variety of plans. For employees hired prior to January 1, 2006, the Company has a defined benefit pension plan (the "Pension Plan"). For employees hired after December 31, 2005, the Company makes supplemental contributions to employee 401(k) Plan accounts.

        The Company's policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Pension Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA. In September 2007, the Company concluded that no contribution was necessary for the 2006 plan year to meet the minimum funding standards of ERISA. Accordingly, Countrywide did not make a contribution to the Pension Plan for the plan year 2006.

        Net periodic benefit cost for the pension plan during the three and nine months ended September 30, 2007 and 2006, includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$20,739	$21,656	$62,218	$63,856
Interest cost	6,168	5,331	18,505	15,719
Expected return on plan assets	(5,487)	(4,206)	(16,461)	(12,402)
Amortization of prior service cost	87	88	261	259
Recognized net actuarial loss	109	1,790	326	5,279

Net periodic benefit cost	$21,616	$24,659	$64,849	$72,711

Note 22—Segments and Related Information

        The Company has five business segments: Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.

        The Mortgage Banking Segment is comprised of three sectors: Loan Production, Loan Servicing and Loan Closing Services.

        The Loan Production Sector originates prime and nonprime loans for sale or securitization through a variety of channels on a national scale. The Loan Production Sector is comprised of three lending channels of Countrywide Home Loans and also includes the mortgage banking activities of Countrywide Bank. The three production channels are: the Retail Channel (Consumer Markets and Full Spectrum Lending), the Wholesale Lending Channel and the Correspondent Lending Channel. The Retail Channel sources mortgage loans primarily from consumers through the Company's retail branch network and call centers, as well as through real estate agents and homebuilders. The Wholesale Lending Channel sources mortgage loans primarily from mortgage brokers. The Correspondent Lending Channel purchases mortgage loans from other mortgage lenders, including financial institutions, commercial banks, savings and loan associations, home builders and credit unions.

        The Loan Servicing Sector includes investments in MSRs and retained interests, as well as the Company's loan servicing operations and subservicing for other domestic financial institutions. The Loan Closing Services Sector is comprised of the LandSafe companies, which provide credit reports, appraisals, title reports and flood determinations to the Company's Loan Production Sector, as well as to third parties.

        The Banking Segment includes Banking Operations—primarily the investment and fee-based activities of Countrywide Bank—together with the activities of Countrywide Warehouse Lending and certain loans held for investment and owned by Countrywide Home Loans. Banking Operations invests in mortgage loans sourced from the Loan Production Sector and mortgage loans and high-quality MBS purchased from non-affiliated entities. Countrywide Warehouse Lending provides third-party mortgage lenders with temporary financing secured by mortgage loans.

        The Capital Markets Segment includes the operations of Countrywide Securities Corporation, a registered broker-dealer specializing in the mortgage securities market. It also includes the operations of Countrywide Asset Management Corporation, Countrywide Commercial Real Estate Finance Inc., Countrywide Servicing Exchange, Countrywide Alternative Investments Inc., CSC Futures Inc., Countrywide Capital Markets Asia (H.K.) Limited, CAA Management Inc., Countrywide Sunfish Management LLC and Countrywide Derivative Products, Inc.

        The Insurance Segment includes Balboa Life and Casualty Group, a national provider of property, casualty, life, disability and credit insurance; Balboa Reinsurance Company, a primary mortgage reinsurance company; and Countrywide Insurance Services, Inc., a national insurance agency offering a specialized menu of insurance products directly to consumers.

        The Global Operations Segment includes Global Home Loans Limited, a provider of loan origination processing and loan subservicing in the United Kingdom until July 31, 2006; UKValuation Limited, a provider of property valuation services in the UK until December 6, 2006; Countrywide International Technology Holdings Limited, a licensor of loan origination processing, servicing and residential real estate value assessment technology; CFC India Private Limited, a provider of call center, data processing and information technology related services; and CFC International (Processing Services), Limited, located in Costa Rica, a provider of call center and data processing services.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Financial highlights by operating segments are as follows:

	Quarter Ended September 30, 2007
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$(303,506)	$2,534	$92,412	$(208,560)	$(20,018)	$(255,979)	$441,174	$9,408	$(15,991)	$(49,966)
Intersegment	27,671	241,379	(226)	268,824	(198,950)	5,766	(1,838)	23,783	(97,585)	—

Total Revenues	$(275,835)	$243,913	$92,186	$60,264	$(218,968)	$(250,213)	$439,336	$33,191	$(113,576)	$(49,966)

Pre-tax (Loss) Earnings	$(1,314,928)	$(26,791)	$28,198	$(1,313,521)	$(406,711)	$(344,402)	$150,180	$8,060	$(61,308)	$(1,967,702)

Total Assets	$46,521,882	$36,506,833	$119,175	$83,147,890	$106,080,355	$28,794,994	$3,526,551	$239,939	$(12,553,264)	$209,236,465

	Quarter Ended September 30, 2006
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,340,463	$87,348	$74,362	$1,502,173	$704,557	$196,474	$327,965	$4,348	$86,978	$2,822,495
Intersegment	37,629	254,974	—	292,603	(202,036)	61,513	(1,117)	11,088	(162,051)	—

Total Revenues	$1,378,092	$342,322	$74,362	$1,794,776	$502,521	$257,987	$326,848	$15,436	$(75,073)	$2,822,495

Pre-tax Earnings (Loss)	$280,684	$123,373	$19,870	$423,927	$370,806	$141,099	$91,343	$3,451	$5,586	$1,036,212

Total Assets	$27,533,250	$23,990,637	$70,388	$51,594,275	$91,920,690	$48,369,185	$2,491,999	$178,205	$(1,359,782)	$193,194,572

        Included in the columns above labeled "Other" are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended September 30, 2007
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
					(in thousands)
Revenues:
External	$2,294,867	$(261,541)	$267,285	$2,300,611	$1,090,170	$195,556	$1,203,082	$20,451	$94,337	$4,904,207
Intersegment	44,568	749,764	(364)	793,968	(592,106)	59,644	(5,213)	62,088	(318,381)	—

Total Revenues	$2,339,435	$488,223	$266,921	$3,094,579	$498,064	$255,200	$1,197,869	$82,539	$(224,044)	$4,904,207

Pre-tax (Loss) Earnings	$(736,788)	$(243,242)	$86,415	$(893,615)	$10,293	$(102,684)	$428,559	$18,754	$(63,516)	$(602,209)

Total Assets	$46,521,882	$36,506,833	$119,175	$83,147,890	$106,080,355	$28,794,994	$3,526,551	$239,939	$(12,553,264)	$209,236,465

	Nine Months Ended September 30, 2006
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$4,202,172	$662, 660	$224,755	$5,089,587	$1,913,820	$570,740	$944,317	$34,835	$105,360	$8,658,659
Intersegment	(37)	650,894	—	650,857	(515,957)	208,052	(2,372)	30,881	(371,461)	—

Total Revenues	$4,202,135	$1,313,554	$224,755	$5,740,444	$1,397,863	$778,792	$941,945	$65,716	$(266,101)	$8,658,659

Pre-tax Earnings (Loss)	$889,397	$651,374	$68,302	$1,609,073	$1,037,263	$454,262	$245,033	$16,439	$(12,472)	$3,349,598

Total Assets	$27,533,250	$23,990,637	$70,388	$51,594,275	$91,920,690	$48,369,185	$2,491,999	$178,205	$(1,359,782)	$193,194,572

        Included in the columns above labeled "Other" are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements.

Note 23—Summarized Financial Information

        Summarized financial information for Countrywide Financial Corporation (parent only) and subsidiaries is as follows:

	September 30, 2007
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$677,791	$19,586,705	$10,516,765	$76,517	$30,857,778
Trading securities	—	260,063	14,857,147	(179,038)	14,938,172
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	1,750,000	17,120,134	(3,979,169)	14,890,965
Loans held for investment, net	—	7,550,091	76,023,478	(15,393)	83,558,176
Investments in other financial instruments, at fair value	433,475	4,088,581	22,710,270	(113,169)	27,119,157
Mortgage servicing rights, at fair value	—	20,050,182	17,971	—	20,068,153
Investments in subsidiaries	16,461,976	—	6,217	(16,468,193)	—
Other assets	32,903,180	24,929,313	12,631,434	(52,659,863)	17,804,064

Total assets	$50,476,422	$78,214,935	$153,883,416	$(73,338,308)	$209,236,465

Deposit liabilities	$—	$—	$59,740,850	$(4,991,461)	$54,749,389
Securities sold under agreements to repurchase and federal funds purchased	535,000	2,259,942	17,583,474	(3,988,805)	16,389,611
Notes payable	21,709,644	35,096,199	51,251,407	(2,262,958)	105,794,292
Other liabilities	12,979,546	37,316,902	12,410,785	(45,656,292)	17,050,941
Equity	15,252,232	3,541,892	12,896,900	(16,438,792)	15,252,232

Total liabilities and equity	$50,476,422	$78,214,935	$153,883,416	$(73,338,308)	$209,236,465

	Nine Months Ended September 30, 2007
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of (loss) earnings:
Revenues	$(56,704)	$3,626,601	$2,355,344	$(1,021,034)	$4,904,207
Expenses	8,819	3,947,181	2,641,943	(1,091,527)	5,506,416
(Benefit) provision for income taxes	(25,266)	(183,215)	(141,061)	28,977	(320,565)
Equity in net (loss) earnings of subsidiaries	(241,387)	—	—	241,387	—

Net (loss) earnings	$(281,644)	$(137,365)	$(145,538)	$282,903	$(281,644)

	December 31, 2006
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$22,659,510	$8,610,993	$2,127	$31,272,630
Trading securities	—	287,206	21,381,541	(166,562)	21,502,185
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	—	27,738,192	(468,295)	27,269,897
Loans held for investment, net	—	4,563,919	73,534,762	(12,924)	78,085,757
Investments in other financial instruments, at fair value	191,138	1,725,235	10,853,078	—	12,769,451
Mortgage servicing rights, at fair value	—	16,151,435	20,629	—	16,172,064
Investments in subsidiaries	15,631,660	—	4,373	(15,636,033)	—
Other assets	29,405,609	15,322,522	13,424,629	(45,278,514)	12,874,246

Total assets	$45,228,407	$60,709,827	$155,568,197	$(61,560,201)	$199,946,230

Deposit liabilities	$—	$—	$55,987,128	$(408,446)	$55,578,682
Securities sold under agreements to repurchase and federal funds purchased	—	162,420	42,419,162	(468,081)	42,113,501
Notes payable	21,629,761	23,062,613	33,869,709	(7,074,499)	71,487,584
Other liabilities	9,280,800	33,307,493	11,819,403	(37,959,079)	16,448,617
Equity	14,317,846	4,177,301	11,472,795	(15,650,096)	14,317,846

Total liabilities and equity	$45,228,407	$60,709,827	$155,568,197	$(61,560,201)	$199,946,230

	Nine Months Ended September 30, 2006
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Earnings:
Revenues	$(39,994)	$4,939,392	$4,304,208	$(544,947)	$8,658,659
Expenses	9,882	3,902,601	1,934,960	(538,382)	5,309,061
(Benefit) provision for income taxes	(20,509)	396,607	922,974	(2,739)	1,296,333
Equity in net earnings of subsidiaries	2,082,632	—	—	(2,082,632)	—

Net earnings	$2,053,265	$640,184	$1,446,274	$(2,086,458)	$2,053,265

Note 24—Borrower and Investor Custodial Accounts

        As of September 30, 2007 and December 31, 2006, the Company managed $20.8 billion and $23.3 billion, respectively, of borrower and investor custodial cash accounts. These custodial accounts relate to the Company's mortgage servicing activities. Of these amounts, $15.6 billion and $15.7 billion, respectively, were deposited at the Bank, and included in the Company's deposit liabilities as custodial deposit accounts. The remaining balances were deposited with other depository institutions and are not recorded on the Company's balance sheets.

Note 25—Legal Proceedings

        Countrywide and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their businesses. In addition, various lawsuits alleging claims for derivative relief on behalf of the Company and securities, retirement plan, and other class action suits have recently been brought against Countrywide, and certain of its current and former officers, directors and retirement plan administrators in either federal district court in Los Angeles, California or state superior court in Los Angeles. Among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1976 ("ERISA"). These cases allege, among other things, that Countrywide did not disclose complete and accurate information about its mortgage lending practices and financial condition. The shareholder derivative cases brought in federal court are brought on Countrywide's behalf and do not seek recovery of damages from the Company. A lawsuit alleging claims for derivative relief on behalf of the Company is also pending in federal district court in Delaware, and alleges, among other things, that certain Company proxy filings contain incorrect statements relating to the compensation of the Company's Chief Executive Officer.

        Although it is difficult to predict the resulting outcome of these proceedings, management currently believes that any resulting liability beyond that already recorded will not materially affect the consolidated financial position or results of operations of the Company.

Note 26—Loan Commitments

        The following table summarizes the Company's outstanding loan commitments for the periods indicated:

	September 30, 2007	December 31, 2006
	(in thousands)
Undisbursed home equity lines of credit	$8,945,236	$9,516,713
Undisbursed construction loans	1,692,706	1,460,757
Commitments to fund mortgage loans	29,011,662	33,506,166
Commitments to fund commercial real estate loans	1,323,096	1,991,204
Commitments to buy mortgage loans	19,481,064	21,291,923
Commitments to sell mortgage loans	28,042,413	39,664,918

Note 27—Subsequent Events

        On October 26, 2007, the Company announced that its Board of Directors declared dividends of $785.42 per share on its Series B preferred stock and $0.15 per common share. The preferred stock dividend is payable on November 15, 2007 and the common stock dividend is payable on November 30, 2007, to shareholders of record on November 13, 2007.

        Subsequent to September 30, 2007, the Company enhanced its liquidity position as follows:

  •
  Renewed its $10.4 billion secured revolving line of credit facility (Park Monaco) through October 3, 2008

  •
  Entered into a $5.0 billion one-year committed repurchase facility.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

  Note 28—Recently Issued Accounting Pronouncements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. The Company has determined that it will adopt SFAS 157 on its effective date of January 1, 2008 and the financial impact, if any, upon adoption has not yet been determined.

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company has determined that it will adopt SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but has not yet determined the financial impact, if any, upon adoption.

          In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, ("FSP FIN 39-1"). FSP FIN 39-1 amends certain paragraphs of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts,—an interpretation of APB Opinion No. 10 and FASB Statement No. 105 ("FIN 39") to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. Upon application, the Company shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company has determined that it will adopt FSP FIN 39-1 on its effective date of January 1, 2008, but has not yet determined the financial impact, if any, upon adoption.

          In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109 (SAB 109). SAB 109 supersedes Staff Accounting Bulletin No. 105 (SAB 105), "Application of Accounting Principles to Loan Commitments." It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. In conjunction with the adoption of SFAS 157 and SFAS 159, this guidance generally would result in higher fair values being recorded upon initial recognition of derivative loan commitments. The estimated financial impact upon adoption has not yet been determined.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        As used in this Report, references to "we," "our," "the Company" or "Countrywide" refer to Countrywide Financial Corporation and its consolidated subsidiaries unless otherwise indicated. This discussion includes forward-looking statements concerning future events and performance of the Company, which are subject to certain risks and uncertainties as discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results.

Overview

        This section gives an overview of significant items that are discussed in more detail throughout Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Results of Operations

        We recorded a net loss of $1.2 billion for the quarter ended September 30, 2007. Following is a summary of our key performance measures for the quarters ended September 30, 2007 and 2006:

	September 30,
			% Change
	2007	2006
	(dollar amounts in thousands, except per share data)
Consolidated Company
Revenues	$(49,966)	$2,822,495	N/M
Net (loss) earnings	$(1,200,693)	$647,564	N/M
Diluted (loss) earnings per share(1)	$(2.85)	$1.03	N/M
Total assets at period end	$209,236,465	$193,194,572	8%
Key Segment Pre-tax (Loss) Earnings
Mortgage Banking	$(1,313,521)	$423,927	N/M
Banking	$(406,711)	$370,806	N/M
Capital Markets	$(344,402)	$141,099	N/M
Insurance	$150,180	$91,343	64%
Key Operating Statistics
Total loan fundings	$96,433,000	$117,902,000	(18%)
Mortgage Banking loan sales	$84,845,613	$107,118,824	(21%)
Loan servicing portfolio at period end	$1,459,136,000	$1,244,311,000	17%
Assets of Banking Operations at period end	$105,176,751	$88,103,857	19%
Nonperforming Assets(2)	$2,481,060	$1,727,423	44%

(1)
When the conversion price of a convertible preferred security is less than the market price at the time of issuance, the aggregate difference is treated as a preferred dividend in the numerator for the EPS calculation. This increased our loss per fully diluted share by $0.73 from ($2.12) to ($2.85).

(2)
Excludes $1,624.1 million and $956.7 million, at September 30, 2007 and 2006, respectively, of loans that we have the option (but not the obligation) to repurchase and we have not exercised such option. These loans are required to be included in our balance sheet. Also excluded are nonaccrual loans that are carried on the consolidated balance sheet at the lower of cost or estimated fair value and government-guaranteed loans held for investment, as shown below:

	September 30,
	2007	2006
	(in thousands)
Loans held for sale	$443,365	$738,012
Government guaranteed loans, held for investment	326,849	418,518

	$770,214	$1,156,530

        During the quarter ended September 30, 2007, our results were affected by significant disruptions in the U.S. mortgage market and the global capital markets, both of which we have historically relied upon to finance our mortgage production. The combination of a weakening housing market and concern over certain industry-wide product offerings negatively impacted the expectations of future performance and the value investors assign to mortgage loans and securities. Because of this, investor demand for non-agency mortgage-backed securities abruptly declined and participants in the debt markets substantially curtailed financing of our mortgage loan inventories.

        Mortgage lenders, including Countrywide, responded by adjusting their loan program and underwriting standards, which had the effect of reducing the availability of mortgage credit to borrowers. These developments further weakened the housing market and affected mortgage loan performance, resulting in increased losses in our portfolio of mortgage loans held for investment and retained interests created in our loan sales activities. Because of these developments, we recognized inventory valuation adjustments and credit related costs as explained below.

Inventory Valuation Adjustments

        During the quarter, disruption in the capital markets caused a severe lack of liquidity for non-agency loans held for sale and mortgage-backed securities, which resulted in losses on the sale or write-downs of such loans and securities that aggregated to approximately $1.0 billion in the third quarter of 2007. Approximately $12.3 billion of these non-agency loans were moved to the Company's held-for-investment (HFI) portfolio after their write-down.

Credit-Related Costs

        Increased estimates of inherent losses in our portfolio of loans held for investment and increased charge-offs resulted in significant increases to credit costs during the third quarter of 2007. Higher estimates of inherent losses were attributable to continued deterioration in housing market conditions, worsening delinquency trends, and the significant tightening of available credit which occurred during the third quarter and which is expected to further adversely impact credit performance. The revised expectations relative to credit losses impacted third quarter results as follows:

  •
  Increased provision for loan loss on our portfolio of loans held for investment of $934.3 million, compared to $38.0 million in the third quarter of 2006. The increase in provision during the quarter primarily relates to additional valuation allowances provided for the home equity and pay-option loans held in Banking Operations.

  •
  Impairment of credit-sensitive residuals of $689.8 million, compared to recovery of $26.4 million in the third quarter of 2006. Third quarter 2007 impairment includes $540.6 million for prime home equity residuals and $156.2 million for nonprime and related residuals, offset by a recovery of $7.0 million on prime residual securities.

  •
  Increased provision for representations and warranties in the amount of $291.5 million, compared to $41.0 million in the third quarter of 2006. This increase relates primarily to increased expectations of future representation and warranty claims on loans sold or securitized resulting from higher levels of expected future defaults. It is our intention to defend our positions vigorously.

        The current quarter's results of operations included the following charges:

	Quarter Ended September 30, 2007
	Mortgage Banking
	Loan Production	Loan Servicing	Banking	Capital Markets	Other	Total
			(in thousands)
Inventory Valuation Charges:
Inventory and pipeline write-downs(1)	$690,538	$—	$21,042	$144,910	$—	$856,490
Inventory write-down on loans economically sold(2)	—	—	—	150,282	—	150,282

	690,538	—	21,042	295,192	—	1,006,772

Credit-Related Charges:
Residual valuation adjustments	—	689,776	—	—	—	689,776
Residential held for investment portfolio provision	—	151,136	785,550	—	—	936,686
Representation and warranties reserve provision	275,724	—	—	15,763	—	291,487

	275,724	840,912	785,550	15,763	—	1,917,949

Restructuring charges	—	—	—	—	57,212	57,212

	$966,262	$840,912	$806,592	$310,955	$57,212	$2,981,933

(1)
Includes losses on sales of certain loans and securities and other than temporary impairment of investment securities.

(2)
Represents a valuation adjustment on loans that had been economically sold in securitizations. However, the transactions did not qualify for sale accounting under SFAS 140 and are accounted for as secured borrowings. A gain will be recognized when the securitizations qualify as sales under SFAS 140.

  Credit

        We are exposed to credit risk primarily in our mortgage banking activities and our Banking Operations. With respect to our mortgage banking activities, a primary source of credit risk stems from investments and obligations that we retain from sales and securitizations of loans in the form of credit-enhancing subordinated interests, representations and warranties and corporate guarantees. Estimated credit losses over the expected lifetime of the security are considered in the valuation of these investments and obligations. In general, the entire carrying value of our retained interests is at risk because the related cash flows are available to absorb credit losses in the loan pools underlying such subordinated interests. We held $892.4 million of credit-sensitive subordinated interests at September 30, 2007, a decrease of 57% from December 31, 2006.

        Our liability for representations and warranties and corporate guarantees was $747.6 million at September 30, 2007 and $435.5 million at December 31, 2006. The contractual limit of our corporate guarantees exceeded the liabilities recorded by $487.5 million and $490.5 million at September 30, 2007 and December 31, 2006, respectively.

        We held $83.6 billion of mortgage loans for investment, primarily in our Banking Operations, at September 30, 2007. Our allowance for credit losses, which includes our allowance for loan losses and a liability for losses relating to unfunded commitments, was $1,240.6 million at September 30, 2007, an increase of 361% from December 31, 2006. The increase reflects higher estimated losses stemming from higher delinquencies combined with higher estimates of default rates and loss severities, and the seasoning of Banking Operations' investment loan portfolio. To help moderate our credit risk, we carry supplemental mortgage insurance. As of September 30, 2007, $23.1 billion of the residential lending portfolio was covered by such insurance, an increase of 153% from December 31, 2006.

  Liquidity and Capital

        As discussed under the section Liquidity and Capital Resources, during the quarter ended September 30, 2007, we were affected by illiquidity in both the secondary mortgage market and in the debt markets that we have historically relied upon to meet our short-term financing needs. We regularly plan for contingencies that include disruptions in the marketplace and we place major emphasis on the adequacy, reliability and diversity of our funding sources. However, the dislocations in the secondary and debt markets that occurred during the quarter ended September 30, 2007, were historically unusual, requiring us to take significant additional steps to maintain our access to financing during the period of disruption.

        During the quarter ended September 30, 2007, each of the three major credit rating agencies downgraded our credit ratings. Notwithstanding the downgrades, we maintain "investment grade" credit ratings, with long-term ratings of A-, Baa3 and BBB+ by Standard & Poor's, Moody's Investors Service and Fitch, respectively. Subsequent to September 30, 2007 Standard & Poor's further downgraded our long-term rating to BBB+.

        At September 30, 2007, the Bank exceeded the OTS regulatory capital requirements to be classified as "well capitalized," with a Tier 1 capital ratio of 7.3% and a total risk-based ratio of 13.5%.

  Outlook

        We expect continued weakness in the housing markets in the near-term and we anticipate lower mortgage market origination volumes for the remainder of 2007 and in 2008. We also expect our credit costs to remain at elevated levels through 2008. The value of our inventories of non-conforming loans held for sale, as well as other mortgage-related assets, have continued to fluctuate after September 30, 2007 but credit spreads have generally widened. We expect that the values of these assets will continue to fluctuate in the foreseeable future.

        We believe that over the longer-term changes that we have made during the quarter ended September 30, 2007 enhance the stability of the Company and lessen the risks from further marketplace disruptions. We also believe that many opportunities will present themselves to the Company as a result of the market transition taking place, and that Countrywide is well positioned to capitalize on these opportunities. For additional information regarding current conditions and our expectation of future trends, please see the section in this Report entitled Management's Discussion and Analysis of Financial Condition and Results of Operations—Prospective Trends.

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

        As discussed throughout this Report, during the quarter ended September 30, 2007, the market for mortgage loans other than agency-eligible loans experienced varying degrees of illiquidity and price declines. We generally estimate the fair value of loans held for sale based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation models intended to approximate the amounts that would be received from a third party. We regularly compare the values developed from our valuation models to executed trades to assure that the valuations are reflective of actual sale prices. However, due to the illiquidity of the mortgage marketplace prevalent at September 30, 2007, it was necessary to look for alternative sources of fair value, including the whole loan purchase market for similar loans, and to apply more judgment to the valuations of non-conforming prime, home equity and nonprime loans because of a lack of executed trades that could be used to assure that the valuations are reflective of fair value. These loans included $12.3 billion of loans transferred to held for investment during the quarter ended September 30, 2007 and approximately 60% of mortgage loans originated or purchased for resale excluding commercial real estate at September 30, 2007.

Results of Operations Comparison—Quarters Ended September 30, 2007 and 2006

  Consolidated Earnings Performance

        Our consolidated net loss for the third quarter of 2007 was $1,200.7 million, a decrease of $1,848.3 million from 2006's third quarter net earnings of $647.6 million. Our diluted loss per share was $2.85, as compared to diluted earnings per share of $1.03 for the year-ago period. Our results of operations were largely affected by both marketplace concerns about the credit performance of securitized mortgage loans and the worsening credit performance of our loans as follows:

  •
  Marketplace concerns about mortgage loan performance also contributed to widening credit spreads and illiquidity in the secondary mortgage market and debt markets, which negatively affected the salability and value of our mortgage loan pipeline and inventory of loans and securities. As a result, we recognized $1.0 billion of impairment of these assets during the quarter;

  •
  Worsening mortgage loan performance affected credit costs, including the company's provision for loan losses, valuation of credit-sensitive residual securities and provision for claims under representations and warranties. We recorded $1.9 billion of credit-related charges to earnings relating to these items;

  •
  We expect the mortgage market to continue its decline in volume through 2008 and began the process of reducing the scale of our operations in response to this decline. We recognized $57.2 million in restructuring expenses relating to this effort and we expect to record another $68 million to $93 million in restructuring expenses, primarily in the fourth quarter of 2007.

        The Mortgage Banking Segment generated a pre-tax loss of $1,313.5 million, a reduction in results of operations of $1,737.4 million from the year-ago quarter. This decrease was largely due to inventory and interest rate lock commitments (IRLCs) write-downs and provisions for representation and warranty claims totaling $690.5 million and $275.7 million, respectively, in our Loan Production Sector and $689.8 million in impairment of credit-sensitive residuals and a provision for loan losses of $151.1 million in the Loan Servicing Sector.

        The Banking Segment was also adversely impacted by increased credit-related costs, and produced a pre-tax loss of $406.7 million, a $777.5 million decline from the year-ago quarter.

        The Capital Markets Segment was negatively affected by declining liquidity and prices in the mortgage-related securities market. As a result of these conditions, the Capital Markets Segment recorded losses on sales of securities and inventory and reported a pre-tax loss of $344.4 million during the quarter.

Operating Segment Results

        Pre-tax (loss) earnings by segment are summarized below:

	Quarters Ended September 30,
	2007	2006
	(in thousands)
Mortgage Banking:
Loan Production	$(1,314,928)	$280,684
Loan Servicing	(26,791)	123,373
Loan Closing Services	28,198	19,870

Total Mortgage Banking	(1,313,521)	423,927
Banking	(406,711)	370,806
Capital Markets	(344,402)	141,099
Insurance	150,180	91,343
Global Operations	8,060	3,451
Other(1)	(61,308)	5,586

Total	$(1,967,702)	$1,036,212

(1)
Includes restructuring charges of $57.2 million during the quarter ended September 30, 2007.

        The pre-tax (loss) earnings of each segment includes intercompany transactions, which are eliminated in the "other" category.

        Total loan production by segment and product, net of intersegment sales, is summarized below:

	Quarters Ended September 30,
	2007	2006
	(in millions)
Segment:
Mortgage Banking	$90,351	$106,252
Banking Operations	3,856	5,982
Capital Markets—conduit acquisitions(1)	424	4,322

Total Mortgage Loan Fundings	94,631	116,556
Commercial Real Estate	1,802	1,346

	$96,433	$117,902

Product:
Prime Mortgage	$82,565	$94,571
Prime Home Equity	8,740	11,851
Nonprime Mortgage	3,326	10,134
Commercial Real Estate	1,802	1,346

	$96,433	$117,902

(1)
Acquisitions from third parties.

        During the quarter ended September 30, 2007 there was a substantial decline in loan production volume to $96.4 billion compared to $133.1 billion in the quarter ended June 30, 2007 and $117.9 billion in the quarter ended September 30, 2006. This decline in production reflects a smaller origination market in the latter part of the quarter, which is largely attributable to the tightening of underwriting and loan program guidelines as well as economic conditions which include a weakening housing market. The tightening of underwriting and loan program guidelines included reductions in the availability of reduced documentation loans and loans on investor-owned properties and reduction in the maximum loan-to-value or combined loan-to-value ratio. The impact of these changes was most significant to Nonprime Mortgage, Prime Home Equity and non-conforming prime mortgage loans.

        The following table summarizes loan production by purpose and by interest rate type:

	Quarters Ended September 30,
	2007	2006
	(in millions)
Purpose:
Non-purchase	$50,002	$62,523
Purchase	46,431	55,379

	$96,433	$117,902

Interest Rate Type:
Fixed	$72,625	$64,447
Adjustable	23,808	53,455

	$96,433	$117,902

Mortgage Banking Segment

        The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors.

  Loan Production Sector

        The Loan Production Sector sources mortgage loans through the three production channels of our mortgage banking subsidiary, Countrywide Home Loans—the Retail Channel (Consumer Markets and Full Spectrum Lending), Wholesale Lending Channel and Correspondent Lending Channel. These loans are funded through any one of these channels or through Countrywide Bank, FSB ("Countrywide Bank" or the "Bank"). As a result of the market disruption in the current quarter, we decided to fund a larger percentage of our loan production through the Bank, which had greater access to sources of liquidity. During the quarter ended September 30, 2007, 70% of the loans funded in the Mortgage Banking Segment were funded through the Bank compared to 32% in the year-ago period. In September 2007, 89% of the Mortgage Banking loan production was funded through the Bank. We expect to continue funding almost all of our loan production through the Bank.

        The following table summarizes Mortgage Banking loan production by channel, by mortgage loan type, by purpose and by interest rate type:

	Quarters Ended September 30,(1)
	2007	2006
	(in millions)
Channel:
Originated:
Retail:
Consumer Markets	$25,856	$29,003
Full Spectrum Lending	7,200	9,217

	33,056	38,220
Wholesale Lending	14,960	22,762

Total originated	48,016	60,982
Purchased—Correspondent Lending	42,335	45,270

	$90,351	$106,252

Mortgage Loan Type:
Prime Mortgage	$80,766	$87,713
Prime Home Equity	6,408	9,203
Nonprime Mortgage	3,177	9,336

	$90,351	$106,252

Purpose:
Non-purchase	$46,643	$56,302
Purchase	43,708	49,950

	$90,351	$106,252

Interest Rate Type:
Fixed	$68,805	$62,378
Adjustable	21,546	43,874

	$90,351	$106,252

(1)
$63.5 billion and $33.7 billion of Mortgage Banking loan production were funded by Countrywide Bank during the quarters ended September 30, 2007 and 2006, respectively.

        The pre-tax (loss) earnings of the Loan Production Sector are summarized below:

	Quarters Ended September 30,
	2007		2006
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$342,390		$965,148
Nonprime Mortgage	(143,940)		180,374
Prime Home Equity	(474,285)		232,570

Total revenues	(275,835)	(0.31%)	1,378,092	1.30%

Expenses:
Compensation	545,175	0.60%	589,210	0.56%
Other operating	367,775	0.41%	355,376	0.33%
Allocated corporate	126,143	0.14%	152,822	0.15%

Total expenses	1,039,093	1.15%	1,097,408	1.04%

Pre-tax (loss) earnings	$(1,314,928)	(1.46%)	$280,684	0.26%

Total Mortgage Banking loan production	$90,351,000		$106,252,000

        The Loan Production sector incurred a pre-tax loss of $1.3 billion compared to pre-tax earnings of $280.7 million in the year-ago quarter. The third quarter loss resulted primarily from the disruption in the secondary markets during the quarter for non-agency loans, including prime non-conforming, prime home equity and nonprime mortgage loans. The illiquidity and credit spread widening caused by the market disruption had a significant negative impact on the value of such loans and the amount of loans that were sold. As a result, we recorded inventory valuation and pipeline write-downs of $690.5 million, including write-downs on loans transferred to held for investment, during the quarter ended September 30, 2007 and the volume of loans sold declined to $84.8 billion in the current quarter compared to $107.1 billion in the year-ago quarter, causing revenues to decline.

        Although expenses decreased from the year-ago period driven primarily by a reduction in variable compensation expenses that resulted from the decline in the volume of loans produced, they increased as a percentage of loans produced. The decline in the volume of loans produced reflects a smaller origination market in the latter part of the quarter, which was largely attributable to the tightening of underwriting and loan program guidelines as well as economic conditions including a weakening housing market. We are adjusting our infrastructure and staffing levels as appropriate for a smaller origination market. However, we do not expect the benefits of such expense reductions to be realized until the first quarter of 2008. These reductions notwithstanding, we continue to invest in expanding the loan sales force in our Consumer Markets Division as we shift our emphasis toward originated rather than purchased production and in support of our long-term strategy of increasing our share of the mortgage market.

        Following is a summary of our loan origination channels' sales organizations:

	September 30,
	2007			2006
		Facilities			Facilities
	Sales Force	Branches	Call Centers	Sales Force	Branches	Call Centers
Channel:
Retail:
Consumer Markets	9,571	754	5	8,904	772	4
Full Spectrum Lending	4,462	167	8	5,874	224	8

	14,033	921	13	14,778	996	12
Wholesale Lending	948	52	—	1,478	52	—
Correspondent Lending	123	—	—	190	—	—

	15,104	973	13	16,446	1,048	12

        The following table summarizes the number of people included in the Loan Production Sector workforce:

	September 30,
	2007	2006
Sales	15,104	16,446
Operations:
Regular employees	9,371	10,342
Temporary staff	640	1,453

	10,011	11,795
Administration and support	3,207	3,772

Total Loan Production Sector workforce	28,322	32,013

  Loan Servicing Sector

        The results of our Loan Servicing Sector include fees and other income earned and expenses incurred for servicing loans for others; the financial performance of our investments in MSRs and retained interests and the risk management activities related to these assets; and profits from our subservicing activities. The long-term performance of this sector is affected primarily by the level and direction of interest rates, the level of projected and actual prepayments in our servicing portfolio, projected and actual credit losses, our operational effectiveness and our ability to manage interest-rate and credit-spread risk.

        Our servicing portfolio grew to $1.5 trillion at September 30, 2007, a 17% increase from September 30, 2006. At the same time, the overall weighted-average note rate of loans in our servicing portfolio increased to 6.6% from 6.4% at September 30, 2006.

        The following table summarizes the results for the Loan Servicing Sector:

	Quarters Ended September 30,
	2007		2006
	Amount	Percentage of Average Servicing Portfolio(1)	Amount	Percentage of Average Servicing Portfolio(1)
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$1,185,822	0.331%	$940,831	0.311%
Escrow balance income	232,206	0.065%	238,082	0.079%
Miscellaneous fees	161,830	0.045%	167,719	0.055%
Income from retained interests	122,424	0.034%	123,816	0.041%
Realization of expected cash flows from mortgage servicing rights	(696,361)	(0.194%)	(749,155)	(0.248%)

Operating revenues	1,005,921	0.281%	721,293	0.238%

Direct expenses	222,867	0.062%	181,799	0.060%
Allocated corporate expenses	19,475	0.006%	21,291	0.007%

Total expenses	242,342	0.068%	203,090	0.067%

Operating earnings	763,579	0.213%	518,203	0.171%
Interest expense	(426,323)	(0.119%)	(164,049)	(0.054%)
Change in fair value of mortgage servicing rights	(830,932)	(0.232%)	(1,124,750)	(0.372%)
Impairment of non credit-sensitive retained interests	(26,882)	(0.008%)	(166,805)	(0.055%)
Servicing hedge gains(2)	1,201,143	0.336%	1,034,353	0.342%

Valuation changes, net of Servicing Hedge	343,329	0.096%	(257,202)	(0.085%)

Pre-tax earnings before credit-sensitive retained interests	680,585	0.190%	96,952	0.032%
(Impairment) recovery of credit-sensitive retained interests	(689,776)	(0.193%)	26,421	0.009%
Allocated hedge(2)	(17,600)	(0.004%)	—	—

Credit-sensitive valuation changes	(707,376)	(0.197%)	26,421	0.009%

Pre-tax (loss) earnings	$(26,791)	(0.007%)	$123,373	0.041%

Average servicing portfolio	$1,431,813,000		$1,209,255,000

(1)
Annualized

(2)
The Servicing Hedge gain was not allocated between MSRs and credit-sensitive retained interests for the quarter ended September 30, 2006.

        Before the impact of valuation adjustments to credit-sensitive retained interests, Loan Servicing sector pre-tax earnings were $680.6 million for the quarter ended September 30, 2007 compared to $97.0 million in the year-ago quarter. The improvement is due primarily to the benefit of slower prepayment speeds during the current quarter which were largely driven by the same factors that negatively impacted the Loan Production sector. These factors include lower levels of housing turnover and lesser refinance activity due to weakening housing market conditions, reduced secondary market liquidity and tighter underwriting guidelines. Slower prepayments resulted in lower realization of expected cash flows from MSRs that, combined with a larger servicing portfolio, contributed to an improvement in operating earnings for the sector of $245.4 million from the year-ago quarter. In addition, the MSR valuation was positively impacted by an expectation of slower future prepayment speeds and as a result the valuation change of MSRs and non credit-sensitive retained interests, net of the Servicing Hedge, was a gain $343.3 million in the quarter despite a decline in interest rates during the quarter. In the year-ago quarter valuation changes of MSRs and non credit-sensitive retained interests, net of the Servicing Hedge, was a loss of $257.2 million. These positive factors were partially offset by an increase in interest expense resulting from higher servicing assets and an increase in the provision for loan losses of $151.1 million related to Mortgage Banking loans held for investment.

        Offsetting improved operating earnings and MSR asset performance, Loan Servicing sector results were negatively impacted by impairment losses of $689.8 million related to credit-sensitive residual securities, largely related to subordinated interests backed by prime home equity loans and to a lesser extent, nonprime residual securities. These charges resulted from increases in estimates of future credit losses on the underlying loans as well as increased discount rates reflecting higher market yield requirements on these investments. The aggregate carrying value of the Company's investments in credit-sensitive residuals at September 30, 2007 was $892.4 million compared to $2.1 billion at September 30, 2006.

  Loan Closing Services Sector

        This sector is comprised of the LandSafe companies, which provide credit reports, flood determinations, appraisals and title reports primarily to the Loan Production Sector and to third parties as well.

        The LandSafe companies produced $28.2 million in pre-tax earnings in the quarter ended September 30, 2007, representing an increase of 42% from the year-ago period. The increase in LandSafe's pre-tax earnings was primarily due to the increase in its title and default and appraisal businesses due to increased foreclosure activity.

Banking Segment

        The Banking Segment includes Banking Operations—primarily the investment and fee-based activities of Countrywide Bank—along with the activities of Countrywide Warehouse Lending ("CWL"). Banking Operations invests in mortgage loans sourced from the Loan Production Sector, as well as loans and mortgage-backed securities purchased from nonaffiliates. CWL provides other mortgage lenders with temporary financing secured by mortgage loans. Following is a summary of Banking Operations' loan acquisitions by source:

	Quarters Ended September 30,
	2007	2006
	(in millions)
Consumer Markets	$1,769	$1,215
Correspondent Lending	1,139	1,472
Purchases from non-affiliates	454	2,849
Wholesale Lending	307	446
Full Spectrum Lending	187	—

	3,856	5,982
Transfer of mortgage loans from held for sale to held for investment	12,315	—

	$16,171	$5,982

        As a result of the market disruption, a significant portion of non-conforming Adjustable-Rate Mortgage ("ARM") and Prime Home Equity loans held for sale were written down and then transferred from the Mortgage Banking Segment to Banking Operations' investment portfolio during the quarter ended September 30, 2007. These loans were transferred at the lower of cost or fair value.

        The Banking Segment incurred a pre-tax loss of $406.7 million during the quarter ended September 30, 2007, compared to pre-tax earnings of $370.8 million for the year-ago period. Following is the composition of pre-tax (loss) earnings:

	Quarters Ended September 30,
	2007	2006
	(in thousands)
Banking Operations	$(388,630)	$378,455
CWL	(288)	11,619
Allocated corporate expenses	(17,793)	(19,268)

Total Banking Segment pre-tax (loss) earnings	$(406,711)	$370,806

        The revenues and expenses of Banking Operations are summarized in the following table:

	Quarters Ended September 30,
	2007	2006
	(dollar amounts in thousands)
Interest income	$1,557,635	$1,422,514
Interest expense	(1,027,687)	(946,172)

Net interest income	529,948	476,342
Provision for credit losses(1)	(784,370)	(27,754)

Net interest (expense) income after provision for credit losses	(254,422)	448,588
Non-interest income	27,247	36,447
Non-interest expense:
Mortgage insurance expense	(25,883)	(8,706)
Other non-interest expense	(135,572)	(97,874)

Pre-tax (loss) earnings	$(388,630)	$378,455

Efficiency ratio(2)	29%	21%
After-tax return on average assets	(1.12%)	1.08%

(1)
Includes provision for loan losses plus provision for losses on unfunded loan commitments.

(2)
Non-interest expense, including mortgage insurance expense, divided by the sum of net interest income plus non-interest income. Banking Operations' efficiency ratio reflects the expense structure resulting from its relationship with Countrywide Home Loans but does not include allocated corporate expenses. If Banking Operations were a stand-alone entity, the nature and amount of its expenses would differ from those reported. For example, the fulfillment fees paid by Countrywide Bank to the Loan Production Sector for origination costs incurred on investment mortgage loans funded by Countrywide Bank are generally determined on an incremental cost basis which is less than would be incurred in an arms-length transaction.

        Banking Operations recorded a pre-tax loss of $388.6 million for the quarter ended September 30, 2007, a decrease in results of operations of $767.1 million from the year-ago period, primarily driven by a higher provision for credit losses. The Banking Operations' provision for credit losses increased to $784.4 million during the quarter ended September 30, 2007 from $27.8 million during the quarter ended September 30, 2006. The increase in the provision for credit losses was primarily due to higher losses inherent in the portfolio driven by the impact of the weakening housing market and significant tightening of available credit on delinquency and default trends during the current quarter as well as portfolio seasoning. The provision for credit losses and the related allowance for credit losses is affected by many factors, including economic conditions (for example, housing prices, interest rates and unemployment rates), borrower credit profiles, delinquency, and loan seasoning and prepayments.

        The components of net interest income of Banking Operations are summarized below:

	Quarters Ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Loans(1)	$69,857,800	$1,247,601	7.13%	$76,505,502	$1,323,810	6.91%
Securities available for sale(2)	18,637,920	259,905	5.58%	5,681,819	66,882	4.71%
Short-term investments	1,676,701	23,282	5.51%	819,472	10,874	5.26%
FHLB securities and FRB stock	1,775,564	26,847	6.00%	1,537,435	20,948	5.41%

Total earning assets	91,947,985	1,557,635	6.77%	84,544,228	1,422,514	6.72%
Allowance for loan losses	(499,663)			(165,173)
Other assets	1,957,064			1,159,232

Total assets	$93,405,386			$85,538,287

Interest-bearing liabilities:
Money market deposits and savings accounts	$15,530,928	198,920	5.08%	$7,452,742	96,021	5.11%
Company-controlled custodial deposits(3)	16,101,203	211,249	5.21%	16,591,425	213,147	5.10%
Time deposits	26,129,050	332,877	5.05%	29,550,865	359,323	4.82%

Total interest-bearing deposits	57,761,181	743,046	5.10%	53,595,032	668,491	4.95%
Borrowings	25,278,928	284,641	4.47%	24,078,234	277,681	4.58%

Total interest-bearing liabilities	83,040,109	1,027,687	4.91%	77,673,266	946,172	4.83%
Non interest-bearing liabilities and equity:
Non interest-bearing checking accounts	4,305,706			1,153,866
Other liabilities	447,067			1,127,999
Shareholder's equity	5,612,504			5,583,156

Total non interest-bearing liabilities and equity	10,365,277			7,865,021

Total liabilities and shareholder's equity	$93,405,386			$85,538,287

Net interest income		$529,948			$476,342

Net interest spread(4)			1.86%			1.89%
Net interest margin(5)			2.33%			2.28%

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

        The dollar amounts of interest income and interest expense vary depending upon changes in interest rates and upon the relative volumes of our various interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume), and (iii) changes in rate/volume (changes in rate multiplied by the change in volume)—which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below—are as follows:

	Quarter Ended September 30, 2007 vs. September 30, 2006
	Increase (Decrease) Due to
			Total Changes
	Volume	Rate
	(in thousands)
Interest-earning assets:
Loans	$(119,014)	$42,805	$(76,209)
Securities available for sale	178,562	14,461	193,023
Short-term investments	11,882	526	12,408
FHLB securities and FRB stock	5,538	361	5,899

Total interest income	$76,968	$58,153	$135,121

Interest-bearing liabilities:
Money market deposits and savings accounts	$103,468	$(569)	$102,899
Company-controlled custodial deposits	(6,376)	4,478	(1,898)
Time deposits	(43,015)	16,569	(26,446)

Total deposits	54,077	20,478	74,555
Borrowings	13,626	(6,666)	6,960

Total interest expense	67,703	13,812	81,515

Net interest income	$9,265	$44,341	$53,606

        The increase in net interest income was primarily due to a 5 basis point increase in net interest margin combined with a $7.4 billion, or 9%, increase in average interest-earning assets. The increase in the net interest margin was primarily a result of a smaller rate lag impact as the spread between the 12-Month Treasury Average index, which is the index to which most of the Bank's assets are priced, and LIBOR, which is the index to which most of the Bank's liabilities are priced, tightened. In addition, the reduced impact of introductory rates earned on recently funded pay-option loans contributed to the increase in net interest margin as fewer such loans were originated in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. These positive factors were partially offset by a shift in asset mix to include a larger portion of lower-yielding high-credit quality mortgage-backed securities.

        Banking Operations balance sheets are as follows:

	September 30, 2007		December 31, 2006
	Amount	Rate	Amount	Rate
	(dollar amounts in thousands)
Assets
Short-term investments	$1,872,761	5.67%	$50,974	5.14%
Loans, net of allowance for loan losses of $1,106,300 and $228,692, respectively	79,313,048	7.66%	73,481,762	7.39%
Securities available for sale	18,273,012	5.60%	6,208,477	4.63%
FHLB securities and FRB stock	2,322,558	6.00%	1,431,403	5.91%

Total interest-earning assets	101,781,379	7.22%	81,172,616	7.16%
Other assets	3,395,372		1,601,952

Total assets	$105,176,751		$82,774,568

Liabilities and Equity
Deposits:(1)
Customer	$43,567,071	4.66%	$39,904,633	5.08%
Company-controlled escrow deposit accounts	13,319,709	5.24%	14,609,269	5.28%
Borrowings	38,229,471	4.97%	18,997,967	4.35%

Total interest-bearing liabilities	95,116,251	4.87%	73,511,869	4.93%
Non-interest bearing deposits:
Company-controlled escrow deposit accounts	2,260,082		1,128,363
Other	594,076		344,951
Other liabilities	831,167		1,451,003
Shareholder's equity	6,375,175		6,338,382

Total liabilities and equity	$105,176,751		$82,774,568

Primary spread(2)		2.35%		2.23%
Nonaccrual loans	$1,432,501		$519,083

(1)
Includes inter-company deposits.

(2)
Calculated as the yield on total interest-earning assets less the cost of total interest-bearing liabilities.

        Interest-earning assets growth came from the acquisition of high-credit quality mortgage-backed securities from non-affiliates and additions of $16.2 billion of loans to the loans held for investment portfolio, including $12.3 billion of loans transferred to the Banking Operations' investment portfolio during the quarter ended September 30, 2007.

        The Banking Segment also includes the operations of CWL. CWL's pre-tax results of operations decreased by $11.9 million during the quarter ended September 30, 2007 in comparison to the year-ago period. This decline primarily was due to a 71% decrease in average mortgage warehouse advances, which resulted primarily from a decrease in overall market funding. Warehouse lending advances were $0.6 billion at September 30, 2007, and had an average yield of 6.6% during the quarter ended September 30, 2007.

Capital Markets Segment

        Our Capital Markets Segment recorded pre-tax losses of $344.4 million for the quarter ended September 30, 2007, a decrease of $485.5 million from pre-tax earnings of $141.1 million for the year-ago quarter. This decrease was caused by a decline in revenues and recognition of losses on loans and securities held at period end as the business adjusted to weakening market conditions, partially offset by a $22.7 million, or 19% decrease in expenses, primarily variable revenue-related compensation.

        The market dislocation experienced during the third quarter caused significant disruption to the activities of our Capital Markets Segment. Specifically, the markets in which our Capital Markets Segment operates became less liquid and financing for certain of the segment's activities was severely curtailed. As a result, it was necessary to curtail certain of our business activities, to sell a significant portion of our trading assets at depressed prices, and to write down inventory of mortgage loans held for sale which resulted in losses of approximately $295.2 million, net of a $161.9 million gain from credit default swaps.

        The inventory write-downs consisted of a $22.1 million write-down of loans held in inventory managed in the Capital Markets Segment on behalf of CHL, and a valuation allowance of $150.3 million on loans that have been economically sold in securitizations. However, the transactions did not qualify for sales accounting under SFAS 140 and are accounted for as secured borrowings. A gain will be recognized when the securitizations qualify as sales under SFAS 140.

        The following table shows revenues, expenses and pre-tax (loss) earnings of the Capital Markets Segment:

	Quarters Ended September 30,
	2007	2006
	(in thousands)
Revenues:
Commercial real estate	$48,074	$26,166
Brokering	13,421	10,293
Conduit	(239,355)	121,126
Underwriting	(32,211)	71,727
Securities trading	(17,289)	23,039
Other	(22,853)	5,636

Total revenues	(250,213)	257,987
Expenses:
Operating expenses	88,674	106,953
Allocated corporate expenses	5,515	9,935

Total expenses	94,189	116,888

Pre-tax (loss) earnings	$(344,402)	$141,099

        During the current reporting period, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $48.1 million primarily from sales of commercial real estate loans compared to $26.2 million in the year-ago period. The increase in revenue was primarily due to the performance of certain financial hedges which are a component of the gain on sale.

        During the quarter ended September 30, 2007, the Capital Markets Segment recorded net losses totaling $239.4 million from its conduit activities, primarily managing the acquisition and sale or securitization of loans on behalf of CHL. These revenues, primarily as they relate to nonprime loans, were adversely impacted by a decline in the volume of loans sold of $10.1 billion, or 67%, combined with write-downs of our inventory. Underwriting revenues were also negatively impacted by the reduced volume of conduit securitizations and a decline in nonprime and prime home equity securitization activity on behalf of the Mortgage Banking Segment.

        The following table shows the composition of Countrywide Securities Corporation securities trading volume, which includes intersegment trades with the Mortgage Banking Segment, by instrument:

	Quarters Ended September 30,
	2007	2006
	(in millions)
Mortgage-backed securities	$604,249	$539,165
Asset-backed securities	7,224	63,650
Other	29,598	29,687

Subtotal(1)	641,071	632,502
U.S. Treasury securities	415,570	300,408

Total securities trading volume	$1,056,641	$932,910

(1)
Approximately 10% and 16% of the segment's non-U.S. Treasury securities trading volume was with Countrywide Home Loans during the quarters ended September 30, 2007 and 2006, respectively.

Insurance Segment

        The Insurance Segment's pre-tax earnings increased by $58.8 million over the year-ago period, to $150.2 million during the quarter ended September 30, 2007. The following table shows pre-tax earnings by component:

	Quarters Ended September 30,
	2007	2006
	(in thousands)
Balboa Reinsurance Company	$68,206	$60,003
Balboa Life & Casualty(1)	89,027	42,563
Allocated corporate expenses	(7,053)	(11,223)

Total Insurance Segment pre-tax earnings	$150,180	$91,343

(1)
Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

        The following table shows net insurance premiums earned:

	Quarters Ended September 30,
	2007	2006
	(in thousands)
Balboa Reinsurance Company	$74,013	$56,676
Balboa Life & Casualty	315,908	244,098

Total net insurance premiums earned	$389,921	$300,774

        The following table shows insurance claim expenses:

	Quarters Ended September 30,
	2007		2006
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$15,882	21%	$3,558	6%
Balboa Life & Casualty	129,254	41%	98,393	40%

Total insurance claim expenses	$145,136		$101,951

        Our mortgage reinsurance business produced $68.2 million in pre-tax earnings, an increase of 14% over the year-ago quarter, driven primarily by growth of 11% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts. Our insurance claim expense increased as a percentage of net earned premiums in 2007 compared to 2006 due to a reversal of loss reserves related to the 2002 reinsurance book of business in 2006.

        Our Life and Casualty insurance business produced pre-tax earnings of $89.0 million, an increase of $46.5 million, or 109%, from the year-ago quarter. The increase in earnings was primarily driven by a $71.8 million, or 29%, increase in net earned premiums during the quarter ended September 30, 2007 in comparison to the year-ago quarter. The increase in net earned premiums was primarily attributable to growth in lender-placed property and auto insurance. Insurance claim expenses increased by $30.9 million driven by growth in premiums, however these expenses as a percentage of net earned premiums were comparable with the year-ago quarter. During October of 2007, our Life & Casualty business incurred losses estimated between $19.5 million and $27.5 million relating to the California wildfires.

        Our Life and Casualty operations seek to earn profits by capitalizing on Countrywide's customer base and institutional relationships, as well as through operating efficiencies and sound underwriting. Insurance risk is managed through the use of reinsurance.

Global Operations Segment

        Global Operation's pre-tax earnings totaled $8.1 million during the quarter ended September 30, 2007, an increase of $4.6 million from the year-ago period. The increase in earnings was primarily due to an increase in revenue recognized from the licensing of software and offshore services provided for other segments of the Company.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

  (Loss) Gain on Sale of Loans and Securities

        (Loss) gain on sale of loans and securities is summarized below:

	Quarters Ended September 30,
	2007			2006
		(Loss) Gain on Sale			Gain on Sale
	Loans Sold	Amount	Margin(2)	Loans Sold	Amount	Margin(2)
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$82,579,732	$223,519	0.27%	$84,656,067	$847,427	1.00%
Nonprime Mortgage Loans	673,626	(158,586)	N/M	10,584,928	143,607	1.36%
Prime Home Equity Loans:
Initial Sales	586,183	(518,230)	N/M	10,855,628	137,523	1.27%
Subsequent draws	1,006,072	15,155	1.51%	1,022,201	37,159	3.64%

	1,592,255	(503,075)	N/M	11,877,829	174,682	1.47%

Total Production Sector	84,845,613	(438,142)	(0.52%)	107,118,824	1,165,716	1.09%
Reperforming loans	—	—	0.00%	—	(26)	0.00%

	$84,845,613	(438,142)	(0.52%)	$107,118,824	1,165,690	1.09%

Capital Markets:
Conduit activities(1)	$4,907,018	(241,941)	(4.93%)	$15,036,425	102,517	0.68%
Underwriting	N/A	(37,284)	N/A	N/A	65,556	N/A
Commercial real estate	$1,319,293	36,006	2.73%	$1,219,279	19,357	1.59%
Securities trading and other	N/A	(56,983)	N/A	N/A	(6,334)	N/A

		(300,202)			181,096
Other	N/A	19,724	N/A	N/A	27,115	N/A

		$(718,620)			$1,373,901

(1)
Includes loans sourced from the Mortgage Banking Segment.

(2)
(Loss) gain on sale as a percentage of loans sold.

        The third quarter of 2007 loss on sale resulted primarily from the disruption in the secondary market during the quarter for non-agency loans and related securities, including prime non-conforming, prime home equity and nonprime mortgage loans. The illiquidity and credit spread widening caused by the market disruption negatively impacted the value of such loans and securities and the amount of loans and securities that were sold. As a result, we recorded write-downs and losses on sales of loans and securities in the amount of $985.7 million as a component of (loss) gain on sale of loans and securities during the quarter ended September 30, 2007. Of this amount $690.5 million was related to our Mortgage Banking Segment and $295.2 million was related to our Capital Markets Segment.

        Gain on sale of Prime Mortgage Loans decreased in the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. Lower sales volume and decreased margins on such sales contributed to the decline in prime gain on sale. Write-downs in the amount of $129.9 million resulting from the secondary market disruption also reduced prime gain on sale. In addition, a provision of $177.3 million for prime representations and warranties is included as a component of prime gain on sale. This provision relates to increased expectations of future representation and warranty claims on loans sold or securitized resulting from higher levels of expected future defaults.

        During the quarter ended September 30, 2007, we incurred a loss on sale of Nonprime Mortgage Loans compared to a gain of $143.6 million in the year-ago period. The decline in revenues is due to lower sales volume and decreased margins on such sales combined with write-downs of $90.4 million resulting from the secondary market disruption. In addition, a provision of $67.1 million for nonprime representations and warranties is included as a component of nonprime loss on sale. This provision relates to increased expectations of future representation and warranty claims on loans sold or securitized resulting from higher levels of expected future defaults.

        During the quarter ended September 30, 2007, we incurred a loss on sale of Prime Home Equity Loans compared to a gain of $174.7 million in the year-ago period. The decline in revenues is due to lower sales volume and decreased margins on such sales combined with inventory write-downs of $470.2 million resulting from the secondary market disruption.

        In our Capital Market Segment, the market disruption resulted in volume decreases in each of the segment's trading operations, particularly the non-agency conduit business, and also resulted in inventory write-downs and losses from sales of securities at depressed prices. The loss on sale related to conduit activities includes a valuation adjustment of $150.3 million on loans that have been economically sold in securitizations. However, the transactions did not qualify for sales accounting under SFAS 140 and are accounted for as secured borrowings. A gain will be recognized when the securitizations qualify as sales under SFAS 140.

Net Interest (Expense) Income and Provision for Loan Losses

        Net interest (expense) income is summarized below:

	Quarters Ended September 30,
	2007	2006
	(in thousands)
Net interest (expense) income:
Banking Segment loans and securities	$534,266	$490,557
Mortgage Banking Segment:
Loans and securities	115,653	165,178
Loan Servicing Sector:
Net interest income on custodial balances	232,206	238,082
Interest expense	(307,006)	(179,871)
Capital Markets Segment securities inventory	25,816	39,957
Other	105,374	45,067

Net interest income	706,309	798,970
Provision for loan losses	(934,268)	(37,996)

Net interest (expense) income after provision for loan losses	$(227,959)	$760,974

        The increase in net interest income from the Banking Segment was attributable to both an increase in the net interest margin and growth in the amount of average interest-earning assets. Net interest margin in the Banking Segment increased to 2.31% during the quarter ended September 30, 2007, from 2.25% during the year-ago quarter. Net interest margin was positively impacted by a smaller interest rate repricing lag compared to the year-ago quarter as well as a smaller proportion of the portfolio comprising pay-option ARM loans with reduced introductory interest rates. Average interest-earning assets in the Banking Segment increased to $93.1 billion during the quarter ended

September 30, 2007, an increase of $4.6 billion, or 5%, over the year-ago quarter. These positive factors were partially offset by a shift in asset mix to include a larger portion of lower-yielding high-credit quality mortgage-backed securities.

        The decrease in net interest income from Mortgage Banking Segment loans and securities reflects a decrease in the average earnings-assets from the year-ago quarter combined with a decrease in net interest margin, which was triggered by a shift in asset mix to include a higher proportion of short-term investments.

        Net interest income from custodial balances decreased in the current period due to a decrease of $1.3 billion in average custodial balances from the year-ago quarter partially offset by an increase in the earnings rate from 5.36% during the quarter ended September 30, 2006 to 5.52% during the quarter ended September 30, 2007. Interest income on custodial balances is reduced by the interest we are required to pass through to security holders on paid-off loans, which was $72.0 million and $75.3 million in the quarters ended September 30, 2007 and 2006, respectively.

        Interest expense allocated to the Loan Servicing Sector increased primarily due to an increase in total Servicing Sector assets.

        The decrease in net interest income from the Capital Markets Segment securities inventory is attributable to a 10% decrease in the average inventory of securities held, along with a decrease in the net interest margin from 0.29% in the quarter ended September 30, 2006 to 0.21% in the quarter ended September 30, 2007. The decrease in the net interest margin earned on the securities portfolio is primarily due to a flatter yield curve in the current period and the effects of downgrades of our credit ratings.

        The increase in the provision for loan losses was primarily due to higher expectations of losses inherent in our portfolio driven by the impact of the weakening housing market and significant tightening of available credit on delinquency and default trends as well as portfolio seasoning. The impact was most significant on prime home equity loans and pay-option loans in the held for investment portfolio of Banking Operations.

  Loan Servicing Fees and Other Income from MSRs and Retained Interests

        Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Quarters Ended September 30,
	2007	2006
	(in thousands)
Servicing fees, net of guarantee fees(1)	$1,150,056	$940,831
Income from retained interests	123,165	123,816
Late charges	93,599	73,804
Prepayment penalties	41,297	70,495
Ancillary fees	34,162	19,595

Total loan servicing fees and income from MSRs and retained interests	$1,442,279	$1,228,541

(1)
Includes contractually specified servicing fees.

        The increase in servicing fees, net of guarantee fees, was principally due to a 12% increase in the average servicing portfolio, combined with an increase in the annualized net service fee earned from 0.311% of the average portfolio balance during the quarter ended September 30, 2006 to 0.339% during the quarter ended September 30, 2007.

        The slight decrease in income from retained interests was primarily due to a reduction in the average yield on such instruments from 20% in the year-ago quarter to 16% in the current quarter, partially offset by a 20% increase in the average investment in these assets from the quarter ended September 30, 2006 to the quarter ended September 30, 2007. Income from retained interests excludes any impairment charges or recoveries, which are included in impairment of retained interests in the consolidated statement of earnings. These investments include interest-only, principal-only and subordinated interests that arise from the securitization of mortgage loans, primarily Nonprime Mortgage and Prime Home Equity Loans.

  Realization of Expected Cash Flows from Mortgage Servicing Rights

        The change in fair value of MSRs that is included in earnings for the quarters ended September 30, 2007 and 2006 consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in fair value resulting from changes in interest rates and other market factors. The realization of expected cash flows from MSRs resulted in a value reduction of $696.4 million and $749.5 million during the quarters ended September 30, 2007 and 2006, respectively. The decline in realization of expected cash flows from MSRs during the current quarter was due to slower prepayment speeds.

  Change in Fair Value of Mortgage Servicing Rights

        We recorded decreases in the fair value of the MSRs in the quarters ended September 30, 2007 and 2006 of $830.9 million and $1,125.1 million, respectively, primarily as a result of decreasing mortgage rates during both quarters which increased expected future prepayment speeds. In the quarter ended September 30, 2007, the impact of decreasing interest rates on expected future prepayments was mitigated by lower levels of housing turnover and lesser refinance activity due to weakening housing market conditions, reduced secondary market liquidity and significant tightening of available credit.

  Impairment of Retained Interests

        Impairment of retained interests is summarized below:

	Quarters Ended September 30,
	2007		2006
	(Impairment) Recovery	Asset Balance at Period End	(Impairment) Recovery	Asset Balance at Period End
	(in thousands)
Credit-sensitive retained interests	$(689,776)	$892,414	$26,421	$2,062,528
Non credit-sensitive retained interests	(26,882)	1,571,114	(168,278)	917,427

Impairment of retained interests	$(716,658)	$2,463,528	$(141,857)	$2,979,955

        In the quarter ended September 30, 2007, we recognized impairment of credit-sensitive retained interests of $689.8 million, including $540.6 million related to subordinated interests on prime home equity securitizations and $156.2 million related to nonprime securitizations. The impairment charges were driven by weakening housing market conditions combined with significant tightening of available credit, which resulted in increased estimates for future losses on the loans underlying these securities, as well as higher market yield requirements. The loss estimate, as measured by gross undiscounted losses embedded in the valuation of subordinated interests as a percentage of the unpaid principal balance of the loans underlying such interests, increased from 5.7% to 9.5% from June 30, 2007 to September 30, 2007.

        In the quarters ended September 30, 2007 and 2006, we recorded decreases in value of non credit-sensitive retained interests amounting to $26.9 million and $168.3 million respectively. The decrease in the current quarter is due mainly to a reduction in value of prepayment penalty bonds resulting from slower prepayments. The decrease in the year-ago quarter was related primarily to interest-only securities and was the result of decreasing interest rates in the period.

  Servicing Hedge Gains

        The Servicing Hedge is designed to supplement the macro hedge and to offset a portion of the change in value of MSRs and retained interests recorded in current period earnings. The values of the derivatives and securities that are the primary components of the Servicing Hedge are tied to long-term mortgage, swap and Treasury rates. These rates decreased during the quarters ended September 30, 2007 and 2006. As a result, the Servicing Hedge recognized a gain of $1,183.5 million, net of $231 million of time value decay of the options included in the Servicing Hedge (our "hedge cost"), in the quarter ended September 30, 2007 and a gain of $1,034.4 million, net of $131 million of hedge cost, in the quarter ended September 30, 2006.

        In a stable interest rate environment, we expect to incur no significant declines in value of MSRs other than recovery of our investment through the realization of cash flows. However, we expect to incur hedge cost. The level of Servicing Hedge gains or losses in any period depends on various factors such as the size and composition of the hedge, the shape of the yield curve and the level of implied interest rate volatility.

  Net Insurance Premiums Earned

        An increase in premiums earned on the lender-placed property and auto insurance lines of business, along with an increase in reinsurance premiums earned, contributed to the $89.1 million increase in net insurance premiums earned.

  Other Revenue

        Other revenue consists of the following:

	Quarters Ended September 30,
	2007	2006
	(in thousands)
Appraisal fees, net	$44,091	$33,972
Title services	18,460	10,715
Credit report fees, net	14,946	18,313
Increase in cash surrender value of life insurance	10,944	5,435
Insurance agency commissions	7,537	7,384
Global Operations Segment processing fees	1,628	2,480
Other(1)	27,215	62,186

Total other revenue	$124,821	$140,485

(1)
Includes restructuring charges of $8.9 million related to fixed assets during quarter ended September 30, 2007.

  Compensation Expenses

        Compensation expenses decreased 6%, or $65.1 million in the quarter ended September 30, 2007 as compared to the year-ago period. Details are presented below:

	Quarters Ended September 30,
	2007	2006
	(in thousands)
Base salaries	$648,456	$591,009
Incentive bonus and commissions	358,676	476,559
Payroll taxes and other benefits(1)	224,552	239,400
Deferral of loan origination costs	(157,930)	(168,067)

Total compensation expenses	$1,073,754	$1,138,901

(1)
Includes restructuring charges of $32.5 million during quarter ended September 30, 2007.

        Average workforce by segment is summarized below:

	Quarters Ended September 30,
	2007	2006
Mortgage Banking	42,575	40,935
Banking	2,419	2,471
Capital Markets	1,063	846
Insurance	2,280	2,133
Global Operations	3,959	2,148
Corporate Administration	7,138	7,311

Average workforce, including temporary staff	59,434	55,844

        Compensation expense reductions occurred in the Mortgage Banking Segment, Corporate Administration and the Capital Markets Segment as follows:

  •
  In the Mortgage Banking Segment, compensation expenses decreased $51.2 million, or 6% before deferral of loan origination costs. The decrease came from the Loan Production Sector, where compensation expenses decreased $76.4 million, or 10% because of a change in channel mix, partially offset by a 1% increase in average staff to support our market share growth efforts. This decrease was partially offset by an increase of $16.3 million in the Loan Servicing Sector due to continuing growth in the servicing portfolio and increasing delinquencies and an increase of $8.9 million in the Loan Closing Services Sector.

  •
  In Corporate Administration, compensation expense reductions of $3.5 million primarily related to reductions in stock-based compensation and pension expenses as well as to reduced staffing levels.

  •
  In the Capital Markets Segment, compensation expense decreased by $26.4 million due to decrease in revenue-related compensation.

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

  Occupancy and Other Office Expenses

        Occupancy and other office expenses are summarized below:

	Quarters Ended September 30,
	2007	2006
	(in thousands)
Office and equipment rentals	$66,892	$56,843
Depreciation	59,741	52,997
Utilities	46,416	42,424
Postage and courier service	27,457	28,339
Office supplies	20,076	20,007
Dues and subscriptions	16,358	14,607
Repairs and maintenance	13,990	18,988
Other(1)	33,544	23,703

Total occupancy and other office expenses	$284,474	$257,908

(1)
Includes restructuring charges of $15.8 million during quarter ended September 30, 2007.

        Occupancy and other office expenses for the quarter ended September 30, 2007 increased by 10%, or $26.6 million, reflecting growth in facilities.

  Insurance Claim Expenses

        Insurance claim expenses were $145.1 million for the quarter ended September 30, 2007 as compared to $102.0 million for the year-ago period. The increase in insurance claims expense was due to growth in our insurance book of business.

  Advertising and Promotion Expenses

        Advertising and promotion expenses increased 28% from the quarter ended September 30, 2006, as a result of the increasing competition for lending business as the mortgage market volume declines.

  Other Operating Expenses

        Other operating expenses are summarized below:

	Quarters Ended September 30,
	2007	2006
	(in thousands)
Legal, consulting, accounting and auditing expenses	$52,438	$47,367
Insurance commission expense	45,861	50,919
Travel and entertainment	26,546	26,398
Mortgage insurance	25,883	8,706
Losses on servicing-related advances	24,839	16,728
Software amortization and impairment	19,477	14,414
Insurance	19,469	6,651
Taxes and licenses	19,185	14,814
Other	125,960	60,612
Deferral of loan origination costs	(33,636)	(28,041)

Total other operating expenses	$326,022	$218,568

        The increase in operating expenses reflects an increase of $17.2 million in purchased mortgage insurance expense relating to the Banking Operations portfolio of loans held for investment, as well as overall growth in the Company from the quarter ended September 30, 2006 to the quarter ended September 30, 2007.

Results of Operations Comparison—Nine Months Ended September 30, 2007 and 2006

  Consolidated Earnings Performance

        We recorded a net loss for the nine months ended September 30, 2007 of $281.6 million, as compared to net earnings of $2,053.3 million in the nine months ended September 30, 2006. Our diluted loss per share was $1.24 compared to diluted earnings per share of $3.29 from the year-ago period.

        The results for the nine-month period ended September 30, 2007 were influenced by the same factors that affected the quarter ended September 30, 2007—marketplace concerns about the credit performance of securitized mortgage loans and the worsening credit performance of our loans:

  •
  Our gain on sale of loans and securities decreased by 53% due to illiquidity in the markets for non-agency loans and securities throughout the period, beginning with nonprime loans and expanding throughout the period to include all non-agency products;

  •
  The values of our credit-sensitive retained interests were negatively affected by increased loss expectations on the loans that underlie these assets' values combined with increased investor yield requirements, resulting in an increase in impairment of these assets by 22 times; and

  •
  Our provision for loan losses increased by 746%, reflecting worsening loan portfolio performance, including increased rates of default and loss severity on defaulted loans.

        These decreases were partially offset by an increase in the profitability of the Insurance Segment, due to an increase in the net earned premiums and a reversal of loss reserves related to the 2003 book of reinsurance business on which negligible remaining loss exposure was deemed to exist in the first nine months of 2007.

Operating Segment Results

        Pre-tax (loss) earnings by segment are summarized below:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Mortgage Banking:
Loan Production	$(736,788)	$889,397
Loan Servicing	(243,242)	651,374
Loan Closing Services	86,415	68,302

Total Mortgage Banking	(893,615)	1,609,073
Banking	10,293	1,037,263
Capital Markets	(102,684)	454,262
Insurance	428,559	245,033
Global Operations	18,754	16,439
Other(1)	(63,516)	(12,472)

Total	$(602,209)	$3,349,598

(1)
Includes restructuring charges of $57.2 million during the nine months ended September 30, 2007.

        The pre-tax (loss) earnings of each segment includes intercompany transactions, which are eliminated in the "other" category above.

        Total loan production by segment and product, net of intercompany sales, is summarized below:

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Segment:
Mortgage Banking	$323,986	$303,339
Banking Operations	10,885	22,316
Capital Markets—Conduit acquisitions from nonaffiliates	4,887	14,942

Total Mortgage Loan Fundings	339,758	340,597
Commercial Real Estate	6,714	3,309

	$346,472	$343,906

Product:
Prime Mortgage	$292,955	$272,960
Prime Home Equity	29,875	37,092
Nonprime Mortgage	16,928	30,545
Commercial Real Estate	6,714	3,309

	$346,472	$343,906

        Our total loan production was $346.5 billion for the nine months ended September 30, 2007, as compared to $343.9 billion in the year-ago period. The increase was primarily due to an increase in our market share from 14.1% to 16.2% (based on our internal market estimates) in a mortgage market that declined approximately 13% from the year-ago period. The increase in our market share was primarily driven by increased market share in our Correspondent Lending Channel.

        The following table summarizes loan production by purpose and by interest rate type:

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Purpose:
Non-purchase	$199,139	$184,426
Purchase	147,333	159,480

	$346,472	$343,906

Interest Rate Type:
Fixed	$245,950	$178,195
Adjustable	100,522	165,711

	$346,472	$343,906

Mortgage Banking Segment

        The mortgage banking segment includes Loan Production, Loan Servicing and Loan Closing Services Sectors.

  Loan Production Sector

        The following table summarizes Mortgage Banking loan production by channel, by mortgage loan type, by purpose and by interest rate type:

	Nine Months Ended September 30,(1)
	2007	2006
	(in millions)
Channel:
Originated:
Retail:
Consumer Markets	$86,177	$88,003
Full Spectrum Lending	26,311	25,280

	112,488	113,283
Wholesale Lending	60,013	67,520

Total originated	172,501	180,803
Purchased—Correspondent Lending	151,485	122,536

	$323,986	$303,339

Mortgage Loan Type:
Prime Mortgage	$285,819	$245,767
Prime Home Equity	22,421	29,966
Nonprime Mortgage	15,746	27,606

	$323,986	$303,339

Purpose:
Non-purchase	$185,610	$161,902
Purchase	138,376	141,437

	$323,986	$303,339

Interest Rate Type:
Fixed Rate	$232,397	$170,233
Adjustable Rate	91,589	133,106

	$323,986	$303,339

(1)
$156.1 billion and $58.0 billion of Mortgage Banking loan production was funded by Countrywide Bank during the nine months ended September 30, 2007 and 2006, respectively.

        The pre-tax (loss) earnings of the Loan Production Sector are summarized below:

	Nine Months Ended September 30,
	2007		2006
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$2,453,696		$3,030,009
Nonprime Mortgage	63,560		600,498
Prime Home Equity	(177,821)		571,628

Total revenues	2,339,435	0.72%	4,202,135	1.38%

Expenses:
Compensation	1,659,641	0.51%	1,816,280	0.60%
Other operating	1,053,730	0.33%	1,064,541	0.35%
Allocated corporate	362,852	0.11%	431,917	0.14%

Total expenses	3,076,223	0.95%	3,312,738	1.09%

Pre-tax (loss) earnings	$(736,788)	(0.23%)	$889,397	0.29%

Total Mortgage Banking loan production	$323,986,000		$303,339,000

        The Loan Production sector incurred a pre-tax loss of $736.8 million in the nine months ended September 30, 2007 compared to pre-tax earnings of $889.4 million in the year-ago period. The current period loss resulted primarily from the disruption in the secondary market during the third quarter of 2007 for non-agency loans, including prime non-conforming, prime home equity and nonprime mortgage loans. The illiquidity and credit spread widening caused by the market disruption had a significant negative impact on the value of such loans and the amount of loans that were sold. As a result, we recorded inventory valuation and pipeline write-downs during the nine months ended September 30, 2007 of $929.2 million, net of a credit hedge in place for part of the period. In addition, the volume of nonprime loans and home equity loans sold declined to $26.2 billion in the current period compared to $52.8 billion in the year-ago period, causing revenues to decline.

        Expenses decreased from the year-ago period (both in dollars and as a percentage of loans produced), primarily due to a change in the production channel mix throughout most of the period towards our Correspondent Lending Channel, which has a lower cost structure than our origination channels and to cost cutting initiatives.

  Loan Servicing Sector

        The following table summarizes the results for the Loan Servicing Sector:

	Nine Months Ended September 30,
	2007		2006
	Amount	Percentage of Average Servicing Portfolio(1)	Amount	Percentage of Average Servicing Portfolio(1)
		(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$3,411,014	0.331%	$2,794,071	0.320%
Escrow balance income	660,223	0.064%	605,263	0.069%
Miscellaneous fees	561,598	0.055%	446,709	0.051%
Income from retained interests	393,092	0.038%	386,331	0.044%
Realization of expected cash flows from mortgage servicing rights	(2,353,368)	(0.229%)	(2,147,325)	(0.245%)

Operating revenues	2,672,559	0.259%	2,085,049	0.239%

Direct expenses	605,027	0.059%	554,722	0.064%
Allocated corporate expenses	56,365	0.005%	65,874	0.007%

Total expenses	661,392	0.064%	620,596	0.071%

Operating earnings	2,011,167	0.195%	1,464,453	0.168%
Interest expense	(938,356)	(0.091%)	(445,658)	(0.051%)
Change in fair value of mortgage servicing rights	400,581	0.039%	314,137	0.036%
Recovery (impairment) of non credit-sensitive retained interests	58,722	0.006%	(144,049)	(0.017%)
Servicing hedge loss(2)	(371,384)	(0.036%)	(472,591)	(0.054%)

Valuation changes, net of Servicing Hedge	87,919	0.009%	(302,503)	(0.035%)

Pre-tax earnings before credit-sensitive retained interests	1,160,730	0.113%	716,292	0.082%
Impairment of credit-sensitive retained interests	(1,472,072)	(0.143%)	(64,918)	(0.007%)
Allocated hedge(2)	68,100	0.006%	—	0.000%

Credit-sensitive valuation changes	(1,403,972)	(0.137%)	(64,918)	(0.007%)

Pre-tax (loss) earnings	$(243,242)	(0.024%)	$651,374	0.075%

Average servicing portfolio	$1,374,064,000		$1,163,744,000

(1)
Annualized

(2)
The Servicing Hedge loss was not allocated between MSRs and credit-sensitive retained interests in the nine months ended September 30, 2006.

        Before the impact of valuation adjustments to credit-sensitive retained interests, Loan Servicing sector pre-tax earnings were $1,160.7 million for the nine months ended September 30, 2007 compared to $716.3 million in the year-ago period. The increase is due to a larger servicing portfolio and improvement in the value of the MSRs and non credit-sensitive retained interests, net of the Servicing Hedge. These positive factors were partially offset by an increase in interest expense resulting from higher servicing assets and an increase in the provision for loan losses related to Mortgage Banking loans held for investment. The MSR valuation was positively impacted by an expectation of slower future prepayment speeds resulting from the market disruption in the third quarter of 2007 and as a result the valuation change of MSRs and non credit-sensitive retained interests, net of servicing hedge loss was a gain of $87.9 million in the nine months ended September 30, 2007 compared to a loss of $302.5 million in the year-ago period.

        Offsetting improved operating earnings and MSR asset performance, Loan Servicing sector results were negatively impacted by impairment losses of $1,472.1 million related to credit-sensitive residual securities, largely related to subordinated interests backed by prime home equity loans and to a lesser extent nonprime loans. These charges resulted from increases in estimates of future credit losses on the underlying loans as well as increased discount rates reflecting higher market yield requirements on these investments.

  Loan Closing Services Sector

        The LandSafe companies produced $86.4 million in pre-tax earnings in the nine months ended September 30, 2007, representing an increase of 27% from the year-ago period. The increase in LandSafe's pre-tax earnings was primarily due to the increase in its title and default and appraisal businesses due to increased foreclosure activity.

Banking Segment

        Following is a summary of Banking Operations' loan acquisitions by source:

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Purchases from non-affiliates	$3,723	$6,863
Consumer Markets	3,345	2,069
Correspondent Lending	2,734	7,262
Wholesale Lending	896	6,122
Full Spectrum Lending	187	—

	10,885	22,316
Transfer of mortgage loans held for sale to loans held for investment	12,315	—

	$23,200	$22,316

        The Banking Segment recorded pre-tax earnings of $10.3 million during the nine months ended September 30, 2007, compared to $1,037.3 million for the year-ago period. Following is the composition of pre-tax earnings:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Banking Operations	$41,753	$1,037,928
CWL	19,268	43,151
Allocated corporate expenses	(50,728)	(43,816)

Total Banking Segment pre-tax earnings	$10,293	$1,037,263

        The revenues and expenses of Banking Operations are summarized in the following table:

	Nine Months Ended September 30,
	2007	2006
	(dollar amounts in thousands)
Interest income	$4,365,287	$3,785,783
Interest expense	(2,875,260)	(2,470,043)

Net interest income	1,490,027	1,315,740
Provision for credit losses(1)	(1,159,877)	(92,286)

Net interest income after provision for credit losses	330,150	1,223,454
Non-interest income	117,628	109,929
Non-interest expense:
Mortgage insurance expense	(69,215)	(24,710)
Other non-interest expense	(336,810)	(270,745)

Pre-tax earnings	$41,753	$1,037,928

Efficiency ratio(2)	26%	21%
After-tax return on average assets	0.04%	1.05%

(1)
Includes provision for loan losses plus provision for losses on unfunded commitments.

(2)
Non-interest expense, including mortgage insurance expense, divided by the sum of net interest income plus non-interest income. The Banking Operations' efficiency ratio reflects the expense structure resulting from its relationship with Countrywide Home Loans but does not include allocated corporate expenses. If Banking Operations were a stand-alone entity, the nature and amount of its expenses would differ from those reported. For example, the fulfillment fees paid by Countrywide Bank to the Loan Production Sector for origination costs incurred on investment mortgage loans funded by Countrywide Bank are generally determined on an incremental cost basis which is less than would be incurred in an arms-length transaction.

        Banking Operations recorded pre-tax earnings of $41.8 million for the nine months ended September 30, 2007, a decrease of $996.2 million, or 96%, from the year-ago period. This decrease resulted primarily from a higher provision for credit losses and an increase in non-interest expense, partially offset by an increase in net interest income. The Banking Operations' provision for credit losses increased by $1,067.6 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in the provision for credit losses was primarily due to higher inherent losses in our loan portfolio driven by the impact of the weakening housing market and significant tightening of available credit on delinquency and default trends as well as portfolio seasoning. Non-interest expense increased $110.6 million reflecting Banking Operations' continuing growth, increased purchases of mortgage insurance for its portfolio of loans held for investment and a $29.0 million increase in deposit insurance expense.

        The components of net interest income of Banking Operations are summarized below:

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Loans(1)	$69,407,022	$3,703,058	7.12%	$71,149,750	$3,481,152	6.53%
Securities available for sale(2)	13,640,874	566,988	5.54%	5,961,981	221,003	4.94%
Short-term investments	697,366	28,780	5.52%	650,984	24,315	4.99%
FHLB securities and FRB stock	1,488,018	66,461	5.97%	1,435,570	59,313	5.70%

Total earning assets	85,233,280	4,365,287	6.83%	79,198,285	3,785,783	6.38%
Allowance for loan losses	(349,643)			(134,800)
Other assets	2,847,492			1,095,042

Total assets	$87,731,129			$80,158,527

Interest-bearing liabilities:
Money market deposits and savings accounts	$13,775,608	538,044	5.22%	$5,837,337	208,447	4.77%
Company-controlled custodial deposits(3)	16,133,931	626,628	5.19%	15,304,002	550,520	4.81%
Time deposits	27,451,011	1,047,909	5.10%	26,295,083	894,126	4.55%

Total interest-bearing deposits	57,360,550	2,212,581	5.16%	47,436,422	1,653,093	4.66%
Borrowings	20,224,250	662,679	4.38%	25,324,145	816,950	4.31%

Total interest-bearing liabilities	77,584,800	2,875,260	4.95%	72,760,567	2,470,043	4.54%
Non interest-bearing liabilities and equity:
Non interest-bearing checking accounts	2,812,891			1,124,577
Other liabilities	2,066,061			864,299
Shareholder's equity	5,267,377			5,409,084

Total non interest-bearing liabilities and equity	10,146,329			7,397,960

Total liabilities and shareholder's equity	$87,731,129			$80,158,527

Net interest income		$1,490,027			$1,315,740

Net interest spread(4)			1.88%			1.84%
Net interest margin(5)			2.32%			2.21%

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

        The dollar amounts of interest income and interest expense vary depending upon changes in interest rates and upon the relative volumes of our interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume), and (iii) changes in rate/volume (changes in rate multiplied by the change in volume)—which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below—are as follows:

	Nine Months Ended September 30, 2007 vs. September 30, 2006
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
	(in thousands)
Interest-earning assets:
Loans	$(79,159)	$301,065	$221,906
Securities available for sale	316,204	29,781	345,985
Short-term investments	1,806	2,659	4,465
FHLB securities and FRB stock	2,789	4,359	7,148

Total interest income	$241,640	$337,864	$579,504

Interest-bearing liabilities:
Money market deposits savings accounts	$308,336	$21,261	$329,597
Company-controlled custodial deposits	30,818	45,290	76,108
Time deposits	40,577	113,206	153,783

Total deposits	379,731	179,757	559,488
Total borrowings	(166,920)	12,649	(154,271)

Total interest expense	212,811	192,406	405,217

Net interest income	$28,829	$145,458	$174,287

        The increase in net interest income is primarily due to an 11 basis point increase in net interest margin and to a $6.0 billion, or 8%, increase in average interest-earning assets. The increase in the net interest margin from the year-ago period was a result of the effect of a smaller interest rate repricing lag and the reduced impact of introductory rates earned on recently funded pay-option loans as such loans comprised a smaller portion of the portfolio in the nine months ended September 30, 2007 compared to the year-ago period, partially offset by a change in asset mix to include a larger portion of lower-yielding high-credit quality mortgage-backed securities.

        The Banking Segment also includes the operations of CWL. CWL's pre-tax earnings decreased by $23.9 million during the nine months ended September 30, 2007 in comparison to the year-ago period. This decline was primarily due to a 44% decrease in average mortgage warehouse advances, which resulted primarily from a decrease in overall market funding activity and to competitive pricing pressure. Warehouse lending advances were $0.6 billion at September 30, 2007 and had an average yield of 6.5% during the nine months ended September 30, 2007.

Capital Markets Segment

        Our Capital Markets Segment recorded pre-tax losses of $102.7 million for the nine months ended September 30, 2007, a decrease of $556.9 million, or 123%, from the year-ago period caused by an overall decline in revenue and a $33.4 million, or 10% increase in expenses to support newer lines of business.

        The following table shows revenues, expenses and pre-tax (loss) earnings of the Capital Markets Segment:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Revenues:
Commercial real estate	$136,037	$70,279
Underwriting	71,629	221,897
Securities trading	64,716	84,322
Brokering	40,751	26,435
Conduit	(77,887)	347,966
Other	19,954	27,893

Total revenues	255,200	778,792
Expenses:
Operating expenses	338,641	303,366
Allocated corporate expenses	19,243	21,164

Total expenses	357,884	324,530

Pre-tax (loss) earnings	$(102,684)	$454,262

        During the current reporting period, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $136.0 million compared to $70.3 million in the year-ago period. The increase in revenue was due primarily to an increase in the volume of loans sold. Our commercial real estate lending activities were also substantially curtailed because of the loss of available outside financing late in the period.

        Our conduit revenues declined by $425.9 million, including a $172.4 million write-down of our inventory managed in our Capital Markets Segment on behalf of CHL. The inventory write-downs consisted of a $22.1 million write-down of loans held in inventory and a valuation allowance of $150.3 million relating to loans that had been economically sold in securitizations. However, the transactions did not qualify for sales accounting under SFAS 140 and are accounted for as secured borrowings. A gain will be recognized when the securitizations qualify as sales under SFAS 140. Conduit revenues were also affected by declining sales volume and gain on sale margin and a lower net interest margin. These factors relate to credit spreads that began to widen in early 2007 with respect to to nonprime loans and by the end of the period with respect to all non-conforming products.

        Our underwriting revenues decreased primarily due to losses in our inventory of securities due to the effects of the market dislocation on the value of our holdings from previous underwritings, as well as a 42% reduction in the volume of underwritings during the period.

        The following table shows the composition of Countrywide Securities Corporation ("CSC") securities trading volume, which includes intersegment trades with the Mortgage Banking Segment, by instrument:

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Mortgage-backed securities	$1,848,981	$1,638,393
Asset-backed securities	62,665	125,387
Other	106,395	116,486

Subtotal(1)	2,018,041	1,880,266
U.S. Treasury securities	1,146,286	965,335

Total securities trading volume	$3,164,327	$2,845,601

(1)
Approximately 12% and 15% of the segment's non-U.S. Treasury securities trading volume was with Countrywide Home Loans during the nine months ended September 30, 2007 and 2006, respectively.

Insurance Segment

        The Insurance Segment's pre-tax earnings increased by $183.5 million over the year-ago period, to $428.6 million during the nine months ended September 30, 2007. The following table shows pre-tax earnings by component:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Balboa Reinsurance Company	$255,621	$159,161
Balboa Life & Casualty(1)	197,013	109,911
Allocated corporate expenses	(24,075)	(24,039)

Total Insurance Segment pre-tax earnings	$428,559	$245,033

(1)
Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

        The following table shows net insurance premiums earned:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Balboa Reinsurance Company	$202,707	$163,627
Balboa Life & Casualty	873,775	701,166

Total net insurance premiums earned	$1,076,482	$864,793

        The following table shows insurance claim expenses:

	Nine Months Ended September 30,
	2007		2006
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$(27,990)	N/M	$24,293	15%
Balboa Life & Casualty	385,200	44%	304,509	43%

Total insurance claim expenses	$357,210		$328,802

        Our mortgage reinsurance business produced an increase in pre-tax earnings of $96.5 million, or 61%, over the year-ago period, resulting primarily from a $74.0 million reversal of loss reserves related to the 2003 book of business, on which negligible remaining loss exposure was deemed to exist in the first nine months of 2007. Also contributing to the increase in pre-tax earnings was growth of 11% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts.

        Our Life and Casualty insurance business produced pre-tax earnings of $197.0 million, an increase of $87.1 million, or 79%, from the year-ago period. The increase in earnings was primarily driven by a $172.6 million, or 25%, increase in net earned premiums during the nine months ended September 30, 2007 in comparison to the year-ago period. The increase in net earned premiums was primarily attributable to growth in lender-placed insurance and voluntary auto insurance. Insurance claim expenses increased by $80.7 million driven by growth in premiums, however these expenses as a percentage of net earned premiums were comparable with the year-ago period.

Global Operations Segment

        Global Operation's pre-tax earnings totaled $18.8 million during the nine months ended September 30, 2007, an increase of $2.3 million from the year-ago period. The increase in earnings was primarily due to an increase in revenue recognized from the licensing of software and offshore services provided for other segments of the Company, partially offset by the termination of the joint venture with Barclays Bank, PLC in 2006.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

  Gain on Sale of Loans and Securities

        Gain on sale of loans and securities is summarized below:

	Nine Months Ended September 30,
	2007			2006
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	Margin(2)	Loans Sold	Amount	Margin(2)
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$284,884,449	$2,161,076	0.76%	$240,007,756	$2,717,250	1.13%
Nonprime Mortgage Loans	13,727,749	(9,330)	(0.07%)	29,570,762	493,047	1.67%
Prime Home Equity Loans:
Initial Sales	9,371,417	(329,617)	(3.52%)	20,000,572	307,251	1.54%
Subsequent draws	3,091,565	65,593	2.12%	3,195,861	116,863	3.66%

	12,462,982	(264,024)	(2.12%)	23,196,433	424,114	1.83%

Total Production Sector	311,075,180	1,887,722	0.61%	292,774,951	3,634,411	1.24%
Reperforming loans	—	—	0.00%	247,162	2,635	1.07%

	$311,075,180	1,887,722	0.61%	$293,022,113	3,637,046	1.24%

Capital Markets:
Conduit activities(1)	$20,189,865	(101,946)	(0.50%)	$50,891,454	312,614	0.61%
Underwriting	N/A	59,744	N/A	N/A	202,163	N/A
Commercial real estate	$5,547,532	102,221	1.84%	$3,177,349	50,586	1.59%
Securities trading and other	N/A	10,217	N/A	N/A	10,886	N/A

		70,236			576,249
Other	N/A	50,984	N/A	N/A	49,234	N/A

		$2,008,942			$4,262,529

(1)
Includes loans purchased from the Mortgage Banking Segment.

(2)
Gain on sale as a percentage of loans sold.

        The disruption in the secondary markets during the third quarter of 2007 for non-agency loans and related securities, including prime non-conforming, prime home equity and nonprime mortgage loans, reduced gain on sale realized in the nine months ended September 30, 2007. The illiquidity and credit spread widening caused by the market disruption negatively impacted the value of such loans and securities and the amount of loans and securities that were sold.

        Gain on sale of Prime Mortgage Loans decreased in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, due primarily to lower margins partially offset by higher sales volume. The decline in margins was due to increased price competition, change in product mix to lower-margin products and a shift in channel mix towards our Correspondent Lending Channel, which has lower margins than our origination channels. Also contributing to the decline in prime gain on sale were write-downs of inventory and pipeline in the amount of $175.5 million resulting primarily from the secondary market disruption in the latter part of the period and an increase in the provision for prime representations and warranties. This provision relates to increased expectations of future representation and warranty claims on loans sold or securitized resulting from higher levels of expected future defaults.

        During the nine months ended September 30, 2007, we incurred a loss on sale of Nonprime Mortgage Loans compared to a gain of $493.0 million in the year-ago period. The decline in revenues is due to lower sales volume and decreased margins on such sales. Also contributing to the decline were write-downs of $329.4 million primarily resulting from the secondary market disruption in the third quarter of 2007 and the transfer of Nonprime Mortgage Loans held for sale to loans held for investment in the first quarter of 2007. The loans transferred to loans held for investment had declined in value as a result of deteriorating market conditions—specifically higher investor yield requirements as well as increased loss assumptions—during the first quarter of 2007. The negative effect of this write-down was partially offset by a $104.2 million gain in credit default swaps, used to moderate credit spread risk.

        During the nine months ended September 30, 2007, we incurred a loss on sale of Prime Home Equity Loans of $264.0 million compared to a gain of $424.1 million in the year-ago period. The decline in revenues is due to lower sales volume and decreased margins on such sales combined with write-downs of $528.8 million resulting primarily from the secondary market disruption in the third quarter of 2007.

        In our Capital Market Segment, the market disruption in the third quarter resulted in volume decreases in each of the segment's trading operations, but particularly the non-agency conduit business; and also resulted in inventory write-downs and loss from sales at depressed prices. The loss on sale related to conduit activities includes a $150.3 million valuation adjustment on loans included in securities that had been economically sold in securitizations. However, the transactions did not qualify for sales accounting under SFAS 140 and are accounted for as secured borrowings. A gain will be recognized when the securitizations qualify as sales under SFAS 140.

  Net Interest Income and Provision for Loan Losses

        Net interest income is summarized below:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net interest income (expense):
Banking Segment loans and securities	$1,521,276	$1,365,012
Mortgage Banking Segment:
Loans and securities	373,683	447,409
Loan Servicing Sector:
Net interest income on custodial balances	660,223	605,263
Interest expense	(785,000)	(491,530)
Capital Markets Segment securities inventory	70,211	90,122
Other	324,849	167,603

Net interest income	2,165,242	2,183,879
Provision for loan losses	(1,379,154)	(163,032)

Net interest income after provision for loan losses	$786,088	$2,020,847

        The increase in net interest income from the Banking Segment was attributable to both an increase in the net interest margin and growth in the amount of average interest-earning assets. Net interest margin increased to 2.30% during the nine months ended September 30, 2007, from 2.18% during the year-ago period primarily as a result of a smaller interest rate repricing lag compared to the prior period as well as the segment's portfolio containing a smaller proportion of pay-option ARM loans with reduced introductory interest rates. Average interest-earning assets in the Banking Segment increased to $87.6 billion during the nine months ended September 30, 2007, an increase of $4.2 billion, or 5%, over the year-ago period. These positive factors were partially offset by a shift in asset mix to include a larger portion of lower-yielding high-credit quality mortgage-backed securities.

        The decrease in net interest income from the Mortgage Banking Segment loans and securities reflects a decrease in net interest margin from the year-ago period, partially offset by a higher balance of average earning-assets. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. During the current period the difference between long-term and short-term interest rates was smaller than in the year-ago period, causing the decrease in net interest margin.

        Net interest income from custodial balances increased in the current period due to an increase in the earnings rate from 4.97% during the nine months ended September 30, 2006 to 5.42% during the nine months ended September 30, 2007, and by an increase of $746.5 million in average custodial balances from the year-ago period. Interest income on custodial balances is reduced by the interest we are required to pass through to security holders on paid-off loans, which was $274.9 million and $224.7 million in the nine months ended September 30, 2007 and 2006, respectively.

        Interest expense allocated to the Loan Servicing Sector increased primarily due to an increase in total Loan Servicing Sector assets.

        The decrease in net interest income from the Capital Markets securities inventory is attributable to a decrease in the net interest margin from 0.23% in the nine months ended September 30, 2006 to 0.15% in the nine months ended September 30, 2007, partially offset by a 24% increase in the average inventory of securities held. During the current period the difference between long-term and short-term interest rates was smaller than in the year-ago period, causing the difference in net interest margin.

        The increase in the provision for loan losses was primarily due to higher losses inherent in our portfolio of loans held for investment driven by the impact of the weakening housing market and significant tightening of available credit on delinquency and default trends as well as portfolio seasoning. The impact was most significant on prime home equity loans and pay-option loans held in investment portfolio in Banking Operations.

  Loan Servicing Fees and Other Income from MSRs and Retained Interests

        Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Servicing fees, net of guarantee fees(1)	$3,291,406	$2,794,071
Income from retained interests	395,428	386,331
Late charges	274,009	203,068
Prepayment penalties	190,111	182,429
Global Operations Segment subservicing fees	—	12,034
Ancillary fees	99,869	57,654

Total loan servicing fees and income from MSRs and retained interests	$4,250,823	$3,635,587

(1)
Includes contractually specified servicing fees.

        The increase in servicing fees, net of guarantee fees, was principally due to an 11% increase in the average servicing portfolio, combined with an increase in the overall annualized net service fee earned from 0.320% of the average portfolio balance during the nine months ended September 30, 2006 to 0.338% during the nine months ended September 30, 2007.

        The increase in income from retained interests was due primarily to a 27% increase in the average investment in these assets from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, partially offset by a reduction in the average yield on such instruments from 21% in the nine months ended September 30, 2006 to 17% in the nine months ended September 30, 2007. Income from retained interests excludes any impairment charges or recoveries, which are included in impairment of retained interests in the consolidated statement of earnings. These investments include interest-only, principal-only and residual securities that arise from the securitization of mortgage loans, primarily Nonprime Mortgage and Prime Home Equity Loans.

  Realization of Expected Cash Flows from Mortgage Servicing Rights

        The change in fair value of MSRs that is included in earnings for the nine months ended September 30, 2007 and 2006 consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in fair value resulting from changes in interest rates and other market factors. The realization of expected cash flows from MSRs resulted in a value reduction of $2,353.4 million and $2,148.5 million during the nine months ended September 30, 2007 and 2006, respectively.

  Change in Fair Value of Mortgage Servicing Rights

        We recorded an increase in the fair value of MSRs in the nine months ended September 30, 2007 of $400.6 million, primarily due to increased mortgage rates during the period which lowered expected future prepayment speeds. In the latter part of the period lower levels of housing turnover and lesser refinance activity due to weakening housing market conditions and significant tightening of available credit also contributed to lower expected prepayment speeds. Mortgage rates also increased in the nine months ended September 30, 2006 and as a result we recorded an increase in the fair value of the MSRs of $314.4 million.

  Impairment of Retained Interests

        Impairment of retained interests is summarized below:

	Nine Months Ended September 30,
	2007		2006
	(Impairment) Recovery	Asset Balance at Period End	(Impairment) Recovery	Asset Balance at Period End
	(in thousands)
Credit-sensitive retained interests	$(1,472,072)	$892,414	$(64,918)	$2,062,528
Non credit-sensitive retained interests	57,696	1,571,114	(146,095)	917,427

Impairment of retained interests	$(1,414,376)	$2,463,528	$(211,013)	$2,979,955

        In the nine months ended September 30, 2007, we recognized impairment of credit-sensitive retained interests of $1,472.1 million, including $1,061.6 million related to subordinated interests on prime home equity securitizations and $412.1 million related to nonprime and related residual interests. These impairment charges were the result of the effect of weakening housing market conditions combined with significant tightening of available credit on increased estimates for future losses on the loans underlying these securities. In addition, increased market yield requirements for these securities contributed to the decline in their value.

        In the nine months ended September 30, 2006, we recognized impairment of credit-sensitive retained interests of $64.9 million. This impairment was primarily the result of a decline in the value of certain nonprime securities due to compression of the interest rate spread on the residuals we hold because the interest on the collateral is fixed-rate while the pass-through rate is floating.

        In the nine months ended September 30, 2007, we recognized increases in values of the non credit-sensitive retained interests, consisting primarily of interest-only and principal-only retained interests as compared to a decrease in the nine months ended September 30, 2006.

  Servicing Hedge Losses

        The Servicing Hedge is designed to supplement the macro hedge and to offset a portion of the change in value of MSRs and retained interests recorded in current period earnings. The values of the derivatives and securities that are the primary components of the Servicing Hedge are tied to long-term mortgage, swap and Treasury rates. Overall, these rates increased slightly during the nine months ended September 30, 2007. In addition, we used credit default swaps to moderate a negative impact on earnings caused by credit spread-driven declines in fair value during the early part of the period. During this period, credit spreads widened, resulting in a gain related to the credit default swaps. The Servicing Hedge incurred a loss of $303.3 million, including $470 million of hedge cost and a $57.2 million gain related to the credit default swaps.

        In the nine months ended September 30, 2006, long-term mortgage, swap and Treasury rates increased. As a result, the Servicing Hedge incurred a loss of $472.6 million, including $376 million of hedge cost.

Net Insurance Premiums Earned

        An increase in premiums earned on the lender-placed and voluntary auto insurance lines of business, along with an increase in reinsurance premiums earned, contributed to the $211.7 million increase in net insurance premiums earned.

Other Revenue

        Other revenue consists of the following:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Appraisal fees, net	$125,900	$100,057
Credit report fees, net	51,248	57,270
Title services	48,586	30,796
Increase in cash surrender value of life insurance	30,631	9,533
Insurance agency commissions	21,590	22,480
Global Operations Segment processing fees	5,003	15,424
Other(1)	169,361	157,039

Total other revenue	$452,319	$392,599

(1)
Includes restructuring charges of $8.9 million related to fixed assets during the nine months ended September 30, 2007.

  Compensation Expenses

        Compensation expenses decreased $99.2 million, or 3%, during the nine months ended September 30, 2007 as compared to the year-ago period as summarized below:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Base salaries	$1,846,942	$1,732,268
Incentive bonus and commissions	1,281,560	1,442,081
Payroll taxes and benefits(1)	643,741	691,010
Deferral of loan origination costs	(514,065)	(507,933)

Total compensation expenses	$3,258,178	$3,357,426

(1)
Includes restructuring charges of $32.5 million during the nine months ended September 30, 2007.

        Average workforce by segment is summarized below:

	Nine Months Ended September 30,
	2007	2006
Mortgage Banking	41,722	40,873
Banking	2,198	2,355
Capital Markets	1,006	778
Insurance	2,167	2,127
Global Operations	3,445	2,200
Corporate Administration	6,992	7,164

Average workforce, including temporary staff	57,530	55,497

        Compensation expense reductions in the Mortgage Banking Segment and in Corporate Administration were partially offset by increases in the Capital Markets Segment.

  •
  In the Mortgage Banking Segment, compensation expenses decreased $94.1 million, or 4%, before deferral of loan origination costs. The decrease came from the Loan Production Sector, where compensation expenses decreased $141.5 million, or 6%, because of a change in channel mix, which reduced production-related compensation costs, partially offset by a 1% increase in average staff to support our capacity growth efforts. This decrease was partially offset by an increase of $26.0 million in the Loan Servicing Sector due to continuing growth in the servicing portfolio and rising delinquencies and an increase of $21.4 million in the Loan Closing Services Sector.

  •
  In Corporate Administration, compensation expense reductions primarily related to reductions in stock-based compensation and pension expenses as well as to reduced staffing levels.

  •
  In the Capital Markets Segment, compensation expense increased by $12.4 million due to an increase in the average headcount relating to new lines of business, offset by decrease in incentive compensation.

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

  Occupancy and Other Office Expenses

        Occupancy and other office expenses are summarized below:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Office and equipment rentals	$198,511	$165,214
Depreciation	176,229	150,595
Utilities	128,263	120,757
Postage and courier service	80,176	84,599
Office supplies	61,988	65,456
Dues and subscriptions	46,546	48,241
Repairs and maintenance	44,840	56,757
Other(1)	81,151	72,700

Total occupancy and other office expenses	$817,704	$764,319

(1)
Includes restructuring charges of $15.8 million during nine months ended September 30, 2007.

        Occupancy and other office expenses for the nine months ended September 30, 2007, increased by 7%, or $53.4 million, reflecting growth in facilities.

  Insurance Claim Expenses

        Insurance claim expenses were $357.2 million for the nine months ended September 30, 2007 as compared to $328.8 million for the year-ago period. The increase in insurance claim expenses was driven by growth in earned premiums. The increase was partially offset by a $74.0 million reversal of loss reserves related to the 2003 reinsurance book of business, on which negligible remaining loss exposure was deemed to exist in the current period compared to a reversal of $20.8 million of loss reserves related to the 2002 reinsurance books of business in the year-ago period.

  Advertising and Promotion Expenses

        Advertising and promotion expenses increased 22% from the nine months ended September 30, 2006, as a result of the increasing competition for lending business as mortgage market volumes decline.

  Other Operating Expenses

        Other operating expenses are summarized below:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Insurance commission expense	$139,438	$141,809
Legal, consulting, accounting and auditing expenses	138,224	160,870
Travel and entertainment	75,403	100,960
Mortgage insurance	69,215	24,710
Losses on servicing-related advances	57,227	41,124
Software amortization and impairment	56,277	41,485
Taxes and licenses	54,693	43,787
Insurance	54,071	19,284
Other	279,966	173,339
Deferral of loan origination costs	(89,097)	(83,725)

Total other operating expenses	$835,417	$663,643

Quantitative and Qualitative Disclosures About Market Risk

        The primary market risk facing the Company is interest rate risk, which includes the risk that changes in interest rates will result in changes in the value of our assets or liabilities ("price risk") and the risk that net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. The overall objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates. Our Corporate Asset/Liability Management Committee, which is comprised of several of the Company's senior financial executives, is responsible for management of this risk.

        We manage price risk through the natural counterbalance of our loan production and servicing businesses. We also use various financial instruments, including derivatives, to manage price risk related specifically to the values of our IRLC, mortgage loans and MBS held pending sale ("Mortgage Loan Inventory"), MSRs and retained interests and trading securities, as well as a portion of our debt.

        We manage interest rate risk in our Banking Segment by funding the segment's interest-earning assets with liabilities of similar duration or a combination of derivative instruments and certain liabilities that create repricing characteristics that more closely reflect the repricing behaviors of those assets than do the liabilities alone.

Impact of Changes in Interest Rates on the Net Value of the Company's Interest Rate-Sensitive Financial Instruments

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

        The following table summarizes the estimated change in fair value of our interest-rate-sensitive assets, liabilities and commitments as of September 30, 2007, given several hypothetical, (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)
	-100	-50	+50	+100
	(in millions)
MSRs and financial instruments:
MSRs	$(3,839)	$(1,777)	$1,417	$2,458
Retained interests	(151)	(71)	52	75
Impact of Servicing Hedge:
Mortgage-based	445	230	(238)	(476)
Swap-based	3,222	1,313	(641)	(752)
Treasury-based	351	102	36	225

MSRs and retained interests, net	28	(203)	626	1,530

Interest rate lock commitments	211	155	(267)	(602)
Mortgage Loan Inventory	601	395	(562)	(1,243)
Impact of associated derivative instruments:
Mortgage-based	(677)	(447)	631	1,382
U.S. Treasury-based	(112)	(85)	257	657
Eurodollar-based	(30)	(19)	29	67

Interest rate lock commitments and Mortgage Loan Inventory, net	(7)	(1)	88	261

Banking Operations:
Securities portfolio	361	226	(299)	(667)
Mortgage loans held for investment	977	510	(550)	(1,137)
Deposit liabilities	(418)	(212)	219	443
Federal Home Loan Bank advances	(1,121)	(552)	534	1,057

Countrywide Bank, net	(201)	(28)	(96)	(304)

Notes payable and capital securities	(768)	(389)	382	737
Impact of associated derivative instruments:
Swap-based	203	104	(108)	(218)

Notes payable and capital securities, net	(565)	(285)	274	519

Insurance company investment portfolios	57	30	(33)	(67)

Net change in fair value related to MSRs and financial instruments	$(688)	$(487)	$859	$1,939

Net change in fair value related to broker-dealer trading securities	$56	$27	$(26)	$(53)

        The following table summarizes the estimated change in fair value of the Company's interest-rate-sensitive assets, liabilities and commitments as of December 31, 2006, given selected hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)
	-100	-50	+50	+100
	(in millions)
Net change in fair value related to MSRs and financial instruments	$205	$(32)	$94	$(21)

Net change in fair value related to broker-dealer trading securities	$26	$16	$(17)	$(40)

        These sensitivity analyses are limited in that they were performed at a particular point in time; are based on the hedge position in place at that particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company's overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. Not all of the changes in fair value would affect current period earnings. For example, changes in fair value of securities accounted for as available-for-sale are recognized as a component of shareholders' equity, net of income taxes, and our debt is carried at its unpaid balances net of issuance discount or premium. Absent hedge accounting, changes in the market value of our debt are not recorded in current-period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Market Risk—Foreign Currency Risk

        To diversify our funding sources on a global basis, we issue a portion of our medium-term notes denominated in foreign currencies. We manage the associated foreign currency risk through cross-currency swap transactions. The terms of the cross-currency swaps have the effect of converting all foreign currency-denominated medium-term notes into U.S. dollar obligations, thereby eliminating the associated foreign currency risk. As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes are not expected to have a financial impact on future earnings, fair values or cash flows.

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

  Lending Activities—Sale of Loans

        A significant amount of the mortgage loans that we originate or purchase in our Mortgage Banking and Capital Markets Segments are sold into the secondary mortgage markets. When we sell our mortgage loans, we retain varying degrees of credit risk. As described in more detail in our 2006 Annual Report, the degree to which credit risk on the underlying loans is transferred in a loan sale depends on the terms of the sales transaction—including the structure of any securities created and retained.

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

  Subordinated Interests

        Our exposure to credit losses related to subordinated interests is limited to the assets' carrying values. We carry subordinated interests at their estimated fair values. The carrying values of our subordinated interests are as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Prime home equity retained interests	$599,103	$1,506,109
Subordinated mortgage-backed pass-through securities	281,654	1,382
Nonprime residuals and other related securities	270,168	541,708
Prime residual securities	23,143	12,756

	$1,174,068	$2,061,955

        The carrying values of our subordinated interests take into account our estimates of losses to be absorbed by the subordinated interests.

        The losses absorbed by our subordinated interests during the period are summarized as follows:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Prime home equity residual securities	$374,309	$46,994
Nonprime residuals and other related securities	229,348	76,906
Prime residual securities	6,695	—

	$610,352	$123,900

  Representations and Warranties

        When we sell a loan, we make various representations and warranties relating to, among other things, the following:

  •
  our ownership of the loan

  •
  the validity of the lien securing the loan

  •
  the absence of delinquent taxes or liens against the property securing the loan

  •
  the effectiveness of title insurance on the property securing the loan

  •
  the process used in selecting the loans for inclusion in a transaction

  •
  the loan's compliance with any applicable loan criteria (e.g., loan balance limits, property type, delinquency status) established by the buyer

  •
  the loan's compliance with applicable local, state and federal laws.

        The specific representations and warranties made by us depend on the nature of the transaction and the requirements of the buyer. Market conditions and credit-rating agency requirements may also impact representations and warranties and the other provisions we may agree to in loan sales. For example, in some transactions, such as sales of nonprime and second-lien loans, we may agree to repurchase a loan if a payment default occurs within a specified period of time (e.g., 30 days) after sale.

        In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our representations and warranties are generally not subject to stated limits. However, our contractual liability arises only when the representations and warranties are breached. We attempt to limit our risk of incurring these losses by structuring our operations to ensure consistent production of quality mortgages and servicing those mortgages at levels that meet secondary mortgage market standards. We make significant investments in personnel and technology to ensure the quality of our mortgage loan production.

        We estimate our liability for representations and warranties when we sell loans and update our estimate quarterly. Our provision for estimated losses arising from loan sales is recorded as an adjustment to gain on sale of loans. Following is a summary of our liability for representations and warranties for the periods presented:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Balance, beginning of period	$390,111	$169,773
Provision for losses	380,108	209,269
Charge-offs	(81,319)	(75,554)

Balance, end of period	$688,900	$303,488

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

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Balance, beginning of period	$45,425	$27,614
Provision for losses	18,526	27,003
Charge-offs	(5,219)	(7,329)

Balance, end of period	$58,732	$47,288

Corporate guarantees in excess of recorded liability, end of period	$487,521	$523,497

  Portfolio Lending Activities

        In our Banking Segment, our portfolio of loans held for investment generally includes mortgage loans originated or purchased for investment purposes and mortgage loan warehouse lending advances.

As a result of the market disruption in the third quarter of 2007, $12.3 billion of non-conforming ARM and home equity loans held for sale were transferred from the Mortgage Banking Segment to the Banking Operations Segment held for investment loan portfolio. These loans were transferred at the lower of cost or estimated fair value. In our Mortgage Banking Segment, loans held for investment include mortgage loans repurchased due to violations of representations and warranties; government-guaranteed or insured loans repurchased from Ginnie Mae securitizations in place of continuing to advance delinquent principal and interest installments to security holders; and loans transferred from loans held for sale at the lower of cost or estimated fair value.

  Mortgage Loans Held for Investment in Banking Operations

        Our portfolio of mortgage loans held in our Banking Operations consists primarily of Prime Mortgage and Prime Home Equity Loans, and had unpaid principal balances that amounted to $79.8 billion at September 30, 2007.

        Our primary credit risk management tool for our portfolio loans is the origination and purchase of loans underwritten to achieve high credit quality and collateral support. We assess a loan's quality by considering the borrower's credit profile and the value of collateral securing the loan. Where a proposed first mortgage loan's loan-to-value ratio is higher than a specified level, which is usually 80% for conventional loans, we generally require the borrower to supplement the collateral with primary mortgage insurance. When we originate such loans without mortgage insurance, we generally increase the interest rate as compared to a loan with mortgage insurance to compensate for the increased credit risk.

        We actively monitor our portfolio of loans held for investment and work with borrowers who contact us or who become delinquent on their loans in order to minimize credit losses. We use several tools to establish communication with and assist borrowers in curing defaults on our loans, including frequent outreach efforts throughout the collection process using tools such as brochures, housing fairs, counseling letters and DVD mailings. Our objective in the loss mitigation process is to develop payment plans or workout options that have both the highest probability of successful resolution and minimal risk of loss to Countrywide. We have also developed loan modification programs designed to assist borrowers with refinancing their ARM and pay-option ARM loans before their loans reset.

        We have taken steps in recent years to reduce the credit risk in our investment loan portfolio by acquiring supplemental mortgage insurance coverage. As of September 30, 2007, $23.1 billion of Banking Operations' residential loan portfolio was covered by supplemental mortgage insurance purchased by the Bank on specified pools of loans, of which $15.7 billion represents first loss coverage. The maximum loss coverage available under these policies on a combined basis is $1.5 billion. While these policies generally provide for first loss coverage, some policies require premium adjustments if claims exceed specified levels. Furthermore, coverage limits vary by policy, with some policies having limits at the pool level, and others at the loan level.

        Following is a summary of our Banking Operations' residential mortgage loans, together with applicable mortgage insurance, by original combined loan-to-value ratio at September 30, 2007:

	September 30, 2007
Original Combined Loan-to-Value:(1)	Unpaid Principal Balance ("UPB")	UPB with Lender Purchased Mortgage Insurance(2)	UPB with Borrower Purchased Mortgage Insurance
	(in thousands)
< 50%	$3,532,591	$320,515	$—
50.01 - 60.00%	3,141,437	673,664	—
60.01 - 70.00%	7,931,630	2,311,670	—
70.01 - 80.00%	22,489,369	8,242,680	—
80.01 - 90.00%	23,839,840	7,842,356	2,110,414
90.01 - 100.00%	18,389,482	3,654,855	1,238,151
>100.00%	134,612	8,434	11,520

	$79,458,961	$23,054,174	$3,360,085

(1)
Excludes commercial real estate loans.

(2)
These amounts may include loans with borrower paid mortgage insurance.

        We purchase credit enhancement from those mortgage insurance providers that have an AA- rating or equivalent from the credit rating agencies. This requirement is consistent with the eligibility requirements of the government-sponsored enterprises for mortgage insurers. While the mortgage insurance industry has experienced recent adverse financial results with the likelihood of further deterioration over the near term, we continue to monitor the respective capital positions of our mortgage insurance providers to assess their claims paying ability.

        Banking Operations holds a substantial investment in pay-option ARM and payment advantage ARM loans (together referred to as "Pay-option loans").

  •
  Pay-option ARM loans—have interest rates that adjust monthly and minimum required payments that adjust annually (subject to recast of the loan if minimum payments are made and deferred interest limits are reached). Annual payment adjustments are subject to a 7 1/2% change. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after either five or ten years and again every five years thereafter. These payment adjustments are not subject to the 7 1/2% payment limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loans' balances

  •
  Payment advantage ARM loans—have interest rates that are fixed for an initial period of five years (subject to recast of the loan if minimum payments are made and deferred interest limits are reached). If interest deferrals cause the loan's principal balance to reach a certain maximum level prior to ten years for these loans, the payment is reset to the interest-only payment; then at 10-year point, the fully amortizing payment is required.

        The difference between the frequency of changes in the loans' interest rates and payments along with a limitation on changes in the minimum monthly payments to 7 1/2% per year can result in payments that are not sufficient to pay all of the monthly interest charges. Unpaid interest charges are added to the loan balance until the loan's balance increases to a specified limit, which is no more than 115% of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established.

        Assuming today's interest rates remain unchanged, most borrowers who consistently make the minimum required payment will have the contractual right to make less than the full interest payment for three to four years from the date of funding, at which time the loan balance limit will be reached and a new monthly payment amount will be required. Our borrowers' ability to defer portions of the interest accruing on their loans may expose us to increased credit risk. This is because when the required monthly payments for these loans eventually increase, borrowers may be less able to pay the increased amounts and more likely to default than a borrower with a loan whose initial payment provides for full amortization. Our exposure to this higher credit risk is increased by the amount of negative amortization that has been added to the principal balance.

        We supplement our credit risk management practices relating to negatively amortizing ARM loans through a variety of methods, including active borrower communications both before and after funding, through our underwriting standards and through the purchase of mortgage insurance. Our underwriting standards conform to those required to make the negatively amortizing ARM loans salable into the secondary market at the date of funding, including a requirement that the borrower meet secondary market debt-service ratio tests based on the borrower making the fully amortizing loan payment and assuming the loan's interest rate is fully indexed. (A fully indexed note rate equals the sum of the current index rate plus the margin applicable to the loan.) However, secondary market standards also allow for stated or limited income documentation. We have tightened our underwriting standards during 2007 to reduce the availability of reduced documentation loans and loans on investor-owned properties and reduction in the maximum loan-to-value or combined loan-to-value ratio.

        Following is a summary of negatively amortizing ARM loans held for investment by Banking Operations:

	September 30, 2007	December 31, 2006
	(in thousands)
Total Pay-Option loan portfolio	$28,257,903	$32,732,581

Total principal balance of Pay-Option loans with accumulated negative amortization	$24,804,257	$28,958,718

Accumulated negative amortization (from original loan balance)	$1,068,122	$653,974

Unpaid principal balance of Pay-Option loans with supplemental mortgage insurance coverage	$19,165,901	$5,729,532

Average original loan-to-value ratio(1)	76%	75%
Average original combined loan-to-value ratio(2)	79%	78%
Average original FICO score(3)	716	718
Loans with low or no stated income documentation	82%	81%
Loans delinquent 90 days or more(4)	3.17%	0.63%

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

(4)
Based upon unpaid principal balance.

        During the nine months ended September 30, 2007, 76% of borrowers elected to make less than full interest payments, an increase from 66% during the nine months ended September 30, 2006.

        The Company routinely forecasts its exposure to payment recast on negatively amortizing loans. The following assumptions were used to forecast this exposure as of September 30, 2007:

  1)
  18% Constant Prepayment Rate;
  2)
  Use of forward interest rate curves to estimate interest rates in future periods; and
  3)
  Loans that do not pay off completely are assumed to negatively amortize 100% of the time.

        Using these assumptions as of September 30, 2007, Pay-Option loans that are expected to reset are shown in the following table:

Twelve months ended September 30,	Projected Balance at Recast or Payoff
(in thousands)
2008	$72,868
2009	3,476,248
2010	6,460,241
Thereafter	3,907,146
Loans expected to repay before recast	11,004,139

24,920,642
Loans serviced by others(1)	3,945,874

$28,866,516

(1)
We do not maintain the loan level detail necessary to project payoff dates and balances for loans serviced by others.

        This analysis is limited in that it was performed at a particular point in time and is subject to the accuracy of various assumptions used, including prepayment speeds, interest rates and the percentage of loans that negatively amortize.

        Banking Operations' nonperforming assets (comprised of nonaccrual loans and foreclosed assets) and the allowance for loan losses related to mortgage loans originated or purchased for investment at period end are summarized as follows:

	September 30, 2007		December 31, 2006
	Amount	% of Banking Operations Assets	Amount	% of Banking Operations Assets
	(dollar amounts in thousands)
Nonaccrual loans:
Residential:
With third party credit enhancements(1)	$627,165	0.60%	$109,218	0.13%
Without third party credit enhancements	805,336	0.76%	409,865	0.50%

Total residential	1,432,501	1.36%	519,083	0.63%
Foreclosed real estate:
Residential	304,386	0.29%	27,416	0.03%

Total nonperforming assets	$1,736,887	1.65%	$546,499	0.66%

	Amount	% of Nonaccrual Loans	Amount	% of Nonaccrual Loans
Allowances for credit losses:
Allowance for loan losses:
Residential	$1,106,300	77.23%	$228,692	44.06%
Liability for unfunded loan commitments	20,640		8,104

Total allowances for credit losses	$1,126,940	78.67%	$236,796	45.62%

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Amount	Annualized Net Charge-offs as % Average Investment Loans	Amount	Annualized Net Charge-offs as % Average Investment Loans
Net charge-offs:
Banking Operations	$268,620	0.52%	$20,133	0.04%

(1)
Third party credit enhancements include borrower-paid mortgage insurance and pool insurance acquired by Banking Operations.

        The following table shows Banking Operations charge-offs by product:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Prime Home Equity	$202,674	$15,613
Prime Mortgage:
Pay-option	48,260	1,596
Other	17,686	2,924

Total charge-offs	$268,620	$20,133

        The increase in our nonperforming assets, the allowance for loan losses and charge-offs from the year-ago period was driven by the impact of the weakening housing market and significant tightening of available credit on delinquency and default trends during the current quarter as well as portfolio seasoning. We expect the level of nonperforming assets and credit losses to increase, both in absolute terms and as a percentage of our loan portfolio as current weakness in the housing market develops and as our loan portfolio continues to season.

  Mortgage Warehouse Lending Advances

        We hold a portfolio of commercial loans made to other mortgage lenders to finance their inventories pending sale to Countrywide and other lenders. Our portfolio of mortgage loan warehouse advances totaled $0.6 billion and the average loan balance was $6.0 million at September 30, 2007. These loans are underwritten by assessing the creditworthiness of the warehouse lending borrowers. This includes reviewing both borrower-provided financial information and publicly available credit rating information and press coverage, as well as understanding the borrowers' operational controls and product risk and assessments of collateral.

        We monitor the length of time that advances are outstanding against specific residential loans and may require the borrower to pay off aged advances. We also monitor the fair value of our collateral to ensure that the level of collateral posted is adequate to repay our advance in the event of default by our borrower and we require our warehouse lending borrowers to post specified levels of cash collateral to supplement the mortgage loan collateral. We also regularly review updated financial information of borrowers, including pipeline and hedging positions. We incurred $1.0 million of credit losses related to this activity during the nine months ended September 30, 2007 and no credit losses in nine months ended September 30, 2006.

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

        Our non-Banking Operations' nonperforming assets, including mortgage warehouse lending advances and loans held for investment (other than those originated or purchased for investment in our Banking Operations), and foreclosed assets, and the related allowance for loan losses are summarized as follows:

	September 30, 2007		December 31, 2006
	Amount		Amount
	(dollar amounts in thousands)
Nonaccrual loans(1)(2):
Residential
Loans held for investment—credit risk retained by Countrywide(3)	$371,582		$158,802
Commercial	855		—

Total nonaccrual loans	372,437		158,802

Foreclosed real estate:
Other
Residential	371,736		223,747
Commercial	—		—

Total foreclosed real estate	371,736		223,747

Total nonperforming assets	$744,173		$382,549

	Amount	% of Nonaccrual Loans	Amount	% of Nonaccrual Loans
Allowances for loan losses(4):
Residential	$99,359	26.74%	$19,524	12.29%
Commercial	14,304	N/M	12,838	N/M

	$113,663	30.52%	$32,362	20.38%

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Amount	Annualized Net Charge-offs as % Average Investment Loans	Amount	Annualized Net Charge-offs as % Average Investment Loans
Net charge-offs:
Mortgage Banking & Other	$151,625	3.61%	$118,960	3.53%

(1)
Excludes $1,624.1 million and $1,254.9 million, at September 30, 2007 and at December 31, 2006, respectively, of loans that we have the option (but not the obligation) to repurchase and we have not exercised such option. These loans are required to be included in our balance sheet.

(2)
Excludes government-guaranteed mortgage loans held for investment totaling $326.8 million and $334.5 million at September 30, 2007 and December 30, 2006, respectively.

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

        The increase in the allowance for loan losses from December 31, 2006 is due to higher expectations of losses inherent in our portfolio driven by the impact of the weakening housing market and significant tightening of available credit on delinquencies and default trends as well as portfolio seasoning.

  Allowance for Loan Losses

        Following is a summary of our consolidated allowance for loan losses by activity for the periods presented:

	Nine Months Ended September 30, 2007
	Banking Operations
	Mortgage Lending	Commercial Real Estate	Warehouse Lending	Mortgage Banking	Total
	(in thousands)
Balance, beginning of period	$228,647	$45	$12,838	$19,524	$261,054
Provision for loan losses	1,146,869	472	1,323	230,490	1,379,154
Net charge-offs	(268,620)	—	(970)	(150,655)	(420,245)
Reclassifications and other	(1,113)	—	1,113	—	—

Balance, end of period	$1,105,783	$517	$14,304	$99,359	$1,219,963

Allowance as a percentage of loans receivable	1.4%	0.1%	2.5%	5.0%	1.5%

	Nine Months Ended September 30, 2006
	Banking Operations
	Mortgage Lending	Commercial Real Estate	Warehouse Lending	Mortgage Banking	Total
	(in thousands)
Balance, beginning of period	$102,680	$—	$12,838	$73,683	$189,201
Provision for loan losses	91,305	—	—	71,727	163,032
Net charge-offs	(20,133)	—	—	(118,960)	(139,093)
Reclassifications and other	5,684	—	—	(10,837)	(5,153)

Balance, end of period	$179,536	$—	$12,838	$15,613	$207,987

Allowance as a percentage of loans receivable	0.2%	0.0%	0.4%	8.4%	0.3%

        Charge-offs increased due to increasing rates of default and loss severity, along with acceleration in the timing of chargeoff recognition as a result of recent trends in delinquency and foreclosures.

  Mortgage Loans Held for Sale

        At September 30, 2007, mortgage loans held for sale amounted to $30.9 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional first mortgage loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees except for $6.1 billion of mortgage loans held in SPEs which have been securitized where the beneficial holder bears the credit risk.

        Loans held for sale that have been placed on nonaccrual status include distressed loans that are generally purchased at a discount as part of the conduit activities of the Capital Markets Segment and loans whose credit quality has deteriorated during the time that they have been held for sale. Nonaccrual loans totaled $443.6 million and $566.6 million at September 30, 2007 and December 31, 2006, respectively. Mortgage loans held for sale are carried at the lower of cost or fair value in the aggregate, which incorporates a reduction in value for impaired loans.

  Mortgage Reinsurance

        We provide mortgage reinsurance on certain mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we provide aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool's mortgage insurance premium. As of September 30, 2007, approximately $109.5 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At September 30, 2007, the maximum aggregate losses under the reinsurance contracts were limited to $1,018.8 million. We are required to pledge securities to cover this potential liability. The accumulated liability recorded for estimated reinsurance totaled $128.2 million and $156.2 million at September 30, 2007 and December 31, 2006, respectively. For the nine months ended September 30, 2007, we did not experience any losses under our reinsurance contracts.

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

        The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements at September 30, 2007, before and after collateral held by us, is as follows:

	September 30, 2007	December 31, 2006
	(in millions)
Aggregate credit exposure before collateral held	$4,350	$1,777
Less: collateral held	(2,399)	(1,223)

Net aggregate unsecured credit exposure	$1,951	$554

        For the nine months ended September 30, 2007 and 2006, we incurred no credit losses due to non-performance of any of our counterparties.

Loan Servicing

        The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated.

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Beginning owned servicing portfolio	$1,280,119	$1,081,189
Add: Residential loan production(1)	337,685	336,000
Purchased MSRs (bulk acquisitions)	21,662	3,115
Less: Principal repayments	(203,251)	(196,545)

Ending owned servicing portfolio	1,436,215	1,223,759
Subservicing portfolio	22,921	20,552

Total servicing portfolio	$1,459,136	$1,244,311

MSR portfolio	$1,331,530	$1,118,117
Mortgage loans owned	104,685	105,642
Subservicing portfolio	22,921	20,552

Total servicing portfolio	$1,459,136	$1,244,311

(1)
Excludes purchases from third parties in which servicing rights were not acquired.

	September 30,
	2007	2006
	(dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$1,212,751	$1,010,606
Nonprime Mortgage	118,364	111,625
FHA-insured mortgage	46,097	38,109
Prime Home Equity	42,870	49,731
VA-guaranteed mortgage	16,133	13,688

Total owned portfolio	$1,436,215	$1,223,759

Delinquent mortgage loans(1):
30 days	3.12%	2.62%
60 days	1.19%	0.85%
90 days or more	1.56%	1.03%

Total delinquent mortgage loans	5.87%	4.50%

Loans pending foreclosure(1)	0.92%	0.52%

Delinquent mortgage loans(1):
Conventional	3.27%	2.50%
Nonprime Mortgage	23.94%	16.93%
Prime Home Equity	4.62%	2.10%
Government	13.37%	13.41%
Total delinquent mortgage loans	5.87%	4.50%
Loans pending foreclosure(1):
Conventional	0.53%	0.22%
Nonprime Mortgage	4.91%	2.86%
Prime Home Equity	0.13%	0.10%
Government	1.24%	1.17%
Total loans pending foreclosure	0.92%	0.52%

(1)
Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their collection status.

        We attribute the overall increase in delinquencies in our servicing portfolio from September 30, 2006 to September 30, 2007 to weakening in housing market conditions, increased production of loans in recent years with higher loan-to value ratios and reduced documentation requirements, changing economic conditions and to portfolio seasoning. Changing borrower profiles and trends toward higher initial combined loan-to-value ratios have also contributed to the increased nonprime delinquency. We believe the delinquency rates in our servicing portfolio are consistent with rates for similar mortgage loan portfolios in the industry.

Liquidity and Capital Resources

        Our primary sources of debt have been deposits taken by our Bank, FHLB advances, repurchase agreements, and the public corporate debt markets. We also rely on the secondary mortgage market to purchase most of the mortgage loans we originate. During the quarter ended September 30, 2007, the non-agency segments of the secondary mortgage market were severely restricted by illiquidity driven by widening credit spreads. As a result, the commercial paper and repurchase agreement segments of the public corporate debt markets for mortgage companies and other financial institutions were severely restricted.

        The illiquidity in the secondary market for non-conforming loan originations that comprised 48% our loan production during the first six months of 2007 removed the expected outlet for these loans in the Mortgage Banking segment of our mortgage banking operations' loans. This caused illiquidity in the commercial paper and repurchase agreement markets that made short-term debt that we normally relied upon to finance substantial portions of our mortgage loan inventory unavailable or prohibitively expensive. The sudden development and convergence of these factors during the third quarter challenged our ability to finance our loan origination operations without incurring significant daily refinancing risk. In response to market conditions and constrained liquidity, Countrywide's debt ratings were downgraded by the major credit agencies.

        In response, we modified our funding structure by reducing our reliance on the public debt and non-agency secondary mortgage markets. Specifically we took the following actions:

  •
  we accelerated the integration of our mortgage banking activities into our bank subsidiary which has more stable funding and more access to highly reliable sources of funds which are less dependent on the capital markets during periods of market stress;

  •
  we significantly changed our underwriting standards, focusing the bulk of our current loan production on loans that are available for direct sale to or securitization into programs sponsored by the government-sponsored agencies (Fannie Mae, Freddie Mac and Ginnie Mae);

  •
  we procured other sources of financing, including:

  •
  drawing the full $11.5 billion amount of our committed revolving credit facilities established to provide liquidity in the event of a disruption in the commercial paper market;

  •
  making a private issuance of $2.0 billion of 7.25% convertible cumulative preferred stock;

  •
  negotiating $7.5 billion of committed repurchase facilities, which included renewals of $2.5 billion of existing uncommitted repurchase facilities;

  •
  negotiating an increase of $5.5 billion of an uncommitted but highly reliable repurchase facilities with a government-sponsored enterprise; and

  •
  implementing an aggressive campaign to attract and retain bank deposits, including significant expansion of our network of financial centers.

        As previously discussed, the public debt markets are no longer a practical source of short-term inventory financing owing to the current illiquidity in that market, our current short-term credit ratings and our recent operational liquidity challenges. While we have procured other, more stable sources of funding, future access to the public corporate debt markets remains an important potential source of financing to us when market conditions permit.

        To retain access to the public debt markets it is critical for us to maintain investment-grade credit ratings. Among other things, maintenance of our current investment-grade ratings requires that we have high levels of liquidity, including access to alternative sources of funding such as deposits and committed lines of credit provided by highly rated banks. We must also maintain adequate capital that exceeds current rating agency requirements. While we retain our investment grade ratings, all three rating agencies have placed our ratings on some form of negative outlook.

        In the event our credit ratings were to drop below "investment grade," our access to the public corporate debt markets could be severely limited. The cutoff for investment grade is generally considered a long-term rating of "BBB–" (or Baa3 Moody's Investors Service), which is equal to our lowest current rating. Furthermore, we expect that renegotiation or replacement of our existing financing arrangements beyond their current maturity dates will involve more restrictive terms and higher relative rates than those presently in place.

        Our ability to place custodial deposit accounts on deposit with our bank subsidiary could be affected if our credit ratings were reduced below investment grade. As of September 30, 2007, up to $5.5 billion of our custodial deposits may be subject to placement with another bank if our credit ratings were reduced below investment grade. We also expect that a reduction in our ratings below investment grade would have a negative effect on our ability to retain our commercial deposits. In addition, our broker-dealer may experience difficulty in conducting its trading operations if its parent is unable to maintain its investment grade credit ratings. We have responded to these risks by procuring additional sources of liquidity as shown in the summary of highly reliable liquidity sources on the following page, including $9.2 billion of cash and cash equivalents in the Bank as of September 30, 2007.

        Ratings as of November 7, 2007 are as follows:

	Countrywide Financial Corporation			Countrywide Home Loans			Countrywide Bank
	Short- Term	Long-Term	Rating Outlook	Short-Term	Long-Term	Rating Outlook	Short- Term	Long-Term	Rating Outlook
Rating Agency
Standard & Poor's	A-2	BBB+	Credit Watch Negative	A-2	BBB+	Credit Watch Negative	A-2	A-	Credit Watch Negative
Moody's Investors Service	P3	Baa3	Review Down	P3	Baa3	Review Down	P2	Baa1	Review Down
Fitch	F2	BBB+	Negative	F2	BBB+	Negative	F2	BBB+	Negative

        The following table summarizes our highly reliable liquidity sources:

	September 30, 2007
Facility(1)	Reliability(2)	Maximum Borrowing Capacity	Outstanding	Amount Undrawn on Facility	Excess Borrowing Capacity(3)
	(in billions)
Countrywide Financial Corporation
Unsecured commercial paper	Market Disrupted	$—	$0.9	$—	$—
Committed bank lines	High	11.5	11.5	—	—
Cash and cash equivalents(4)	High	—	—	—	0.6
Countrywide Home Loans
Multi-seller Gestation Conduit	High	5.0	1.8	3.2	—
Multi-seller Park Monaco	High	3.4	2.5	0.9	—
Total extendible ABCP (3rd party support)	Market Disrupted	—	0.2	—	—
Committed whole-loan repo	High	1.5	1.5	—	—
Agency repo	High	8.0	4.4	3.6	—
Cash and cash equivalents(4)	High	—	—	—	4.9

Total Countrywide Financial Corporation and Countrywide Home Loans		29.4	22.8	7.7	5.5

Countrywide Bank
FHLB advances	High	54.5	51.1	3.4	3.4
Whole-loan collateral pledged to highly reliable counterparty	High	3.0	—	3.0	3.0
Committed whole-loan repo	High	1.0	—	1.0	0.7
Committed AAA securities repo	High	2.5	—	2.5	2.5
Park Monaco	High	7.0	—	7.0	5.9
Cash and cash equivalents(4)	High	—	—	—	9.2

Total Countrywide Bank	High	68.0	51.1	16.9	24.7

Countrywide Securities Corporation
Unsecured treasury and agency collateral financing agreements	High	57.1	14.8	42.3	—
Committed AAA securities repo	High	2.5	—	2.5	2.5
Cash and cash equivalents(4)	High	—	—	—	0.8

Total Countrywide Securities Corporation		59.6	14.8	44.8	3.3

Total highly reliable short-term liquidity		$157.0	$88.7	$69.4	$33.5

(1)
The information in this table is subject to the risks and uncertainties discussed in the section, "Factors That May Affect Our Future Results" following.

(2)
We identify facilities' reliability as high when the facility is provided by a government-sponsored enterprise or which is contractually committed to us and we have paid a commitment fee in exchange for the commitment.

(3)
Excess borrowing capacity based upon availability of eligible collateral at September 30, 2007.

(4)
Cash equivalents includes federal funds sold and other short-term investments.

        Following September 30, 2007, we have renewed one of the asset-backed commercial paper facilities inventory financing facilities (Park Monaco) that we use to finance our mortgage loan inventory at the full amount ($10.4 billion) and have obtained a new, committed $5 billion repurchase facility.

        On March 12, 2007, the Bank converted its charter from a national bank to a federal savings bank. As a result of this conversion, the Company became a savings and loan holding company, and is no longer a bank holding company. As a savings and loan holding company, Countrywide Financial Corporation is no longer subject to specific capital requirements. Countrywide Bank's capital is calculated in compliance with the requirements of the Office of Thrift Supervision ("OTS"), which are similar to those of the Office of the Comptroller of the Currency, the Bank's former regulator. At September 30, 2007, the Bank's regulatory capital ratios and amounts and minimum required capital ratios for the Bank to maintain a "well capitalized" status are as follows:

		Countrywide Bank
	Minimum Required(1)
		Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Capital	5.0%	7.3%	$8,870,010
Risk-Based Capital:
Tier 1	6.0%	12.2%	$8,870,010
Total	10.0%	13.5%	$9,777,179

(1)
Minimum required to qualify as "well capitalized."

        Management intends to maintain capital at levels that are higher than those required to be considered "well capitalized."

        Had Countrywide Bank's capital been calculated in compliance with the OTS requirements at December 31, 2006, its regulatory capital ratios and amounts and minimum required capital ratios would have been as follows:

		Countrywide Bank
	Minimum Required(1)
		Ratio	Amount
	(dollar amounts in thousands) (Proforma)
Tier 1 Capital	5.0%	7.6%	$7,100,439
Risk-Based Capital:
Tier 1	6.0%	12.4%	$7,100,439
Total	10.0%	12.8%	$7,337,235

(1)
Minimum required to qualify as "well capitalized."

        Countrywide Bank is required by OTS regulations to maintain tangible capital of at least 1.5% of assets. However, the Bank is also required to maintain a tangible equity ratio of at least 2% to avoid being classified as "critically undercapitalized." Critically undercapitalized institutions are subject to the prompt corrective action provisions of the Financial Institution Reform Recovery and Enforcement Act of 1989. The Bank's tangible capital ratio was 7.3% and 7.6% at September 30, 2007 and December 31, 2006, respectively.

        The OTS has prescribed that the Company and its affiliates are not authorized to receive, and the Bank is not authorized to pay such entities, capital distributions without receipt of prior written OTS non-objection.

Cash Flows

        Cash used by operating activities was $5.1 billion for the nine months ended September 30, 2007, compared to cash provided by operating activities of $3.1 billion for the nine months ended September 30, 2006. Cash used by operating activities includes the cash used for the origination and purchase of mortgage loans held for sale and the proceeds from the sales and principal repayments of such mortgages. We generally retain servicing rights and may retain other interests when these loans are sold. The recognition of the amounts retained is a non-cash investing activity. See Note 18—Supplemental Cash Flow Information in the financial statement section of this report. In the nine months ended September 30, 2007, funds used to originate and purchase mortgage loans exceeded proceeds from the sales of mortgage loans by $10.8 billion, which resulted in cash used by operating activities. In the nine months ended September 30, 2006, proceeds from the sales and principal repayments of mortgage loans exceeded funds used to originate and purchase mortgage loans by $8.7 billion.

        Net cash provided by investing activities was $5.9 billion for the nine months ended September 30, 2007, compared to cash used by investing activities of $13.9 billion for the nine months ended September 30, 2006. The increase in net cash provided by investing activities was attributable to a $19.0 billion increase in net repayment of loans held for investment, combined with a $14.2 billion decrease in securities purchased under agreements to resell, securities borrowed and federal funds sold, partially offset by a $13.4 billion increase in net additions to investments in other financial instruments.

        Net cash provided by financing activities for the nine months ended September 30, 2007 totaled $2.5 billion, compared to $11.3 billion for the nine months ended September 30, 2006. The $2.5 billion included drawing the full $11.5 billion of available backup credit lines we obtained to provide liquidity in the event of disruptions in the commercial paper markets. In the nine months ended September 30, 2007, deposit liabilities decreased $0.8 billion, compared to an increase of $16.4 billion in the year-ago period. In the nine months ended September 30, 2007, there was a $28.2 billion decrease in cash provided by short-term borrowings, including securities sold under agreements to repurchase. Partially offsetting these decreases, long-term debt increased $35.5 billion compared to a decrease in long-term debt of $0.1 billion in the nine months ended September 30, 2006, and during the nine months ended September 30, 2007, $2 billion of preferred stock was issued.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

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

        Most of our off-balance sheet arrangements relate to the securitization of mortgage loans. Our mortgage loan securitizations are normally structured as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"), and involve the transfer of mortgage loans to qualifying special-purpose entities that are not subject to consolidation. In a securitization, an entity transferring the assets is able to sell those assets for cash. Special-purpose entities used in such securitizations obtain cash by issuing securities representing beneficial interests in the transferred assets to investors. In a securitization, we customarily provide representations and warranties with respect to, and we generally retain the right to service, the transferred mortgage loans.

        We also generally have the right to repurchase mortgage loans from the special-purpose entity pursuant to a clean-up call, which is exercised when the costs exceed the benefits of servicing the remaining loans.

        Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Loans generally are securitized with limited recourse for credit losses. During the nine months ended September 30, 2007, we securitized $23.0 billion in Nonprime Mortgage and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Management.

        We do not believe that any of our off-balance sheet arrangements have had, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

        Our material contractual obligations were summarized and included in our 2006 Annual Report. There have been no material changes outside the ordinary course of our business in the contractual obligations as summarized in our 2006 Annual Report during the nine months ended September 30, 2007.

Prospective Trends

  Outlook

        We believe the current environment of rapidly changing and evolving markets will provide significant continuing challenges for the financial services sector, including Countrywide. Specifically, in the near term, we have experienced and are likely to continue to experience:

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

  •
  Higher credit losses on delinquent loans and subordinated interests

  •
  Reduced access to secondary mortgage and debt capital markets and

  •
  Increased cost of debt.

        In response to the current environment, Countrywide has made changes to tighten the underwriting guidelines for loan products offered and has adjusted loan pricing to reflect market conditions. The tightening of underwriting guidelines included reductions in the availability of reduced documentation loans and loans on investor-owned properties and in the maximum loan-to-value or combined loan-to-value ratio. The impact of these changes was most significant to Nonprime Mortgage, Prime Home Equity and non-conforming prime loans. Further reductions in the Company's funding volume could result. Additionally, we expect to retain more loans in our portfolio of loans held for investment or to hold additional loan or security inventory until market conditions improve. We have also increased our loss mitigation efforts through proactive outreach to borrowers, partnering with non-profit home ownership counseling groups and increasing our staff dedicated to working with our borrowers to prevent or cure loan defaults. In an effort to ensure the adequacy of our funding liquidity, we continue to transition to more reliable funding sources, which may be more costly. We are also optimizing our organizational structure through, among other things, the planned integration of Countrywide Bank and Countrywide Home Loans.

        As a result of these conditions we expect our earnings and returns through 2008 to be below our long-term target levels. However, we believe that the challenges facing the industry should ultimately benefit Countrywide as the mortgage lending industry continues to consolidate.

        Our outlook is subject to risks and uncertainties as discussed in the section, "Factors That May Affect Our Future Results" following.

  United States Mortgage Market

        In the short term, the U.S. housing market is undergoing a significant contraction and lenders and investors are tightening their credit standards. Therefore, mortgage origination volumes are likely to continue decreasing and growth in total mortgage indebtedness is likely to slow in the short term. Over the long term, we believe that continued population growth, ongoing developments in the mortgage market and the prospect of relatively low interest rates will support growth in the market.

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

        Today, large and sophisticated financial institutions dominate the residential mortgage industry. These industry leaders are primarily commercial banks operating through their mortgage banking subsidiaries. According to the trade publication Inside Mortgage Finance, the top five originators produced 52% of all loans originated during the first nine months of the calendar year 2007, as compared to 48% during the nine months ended December 31, 2006. (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.)

        The loan volume for the top five originators, according to Inside Mortgage Finance, is as follows: (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.)

Institution	Nine Months Ended September 30, 2007	Nine Months Ended December 31, 2006
	(in billions)
Countrywide	$340	$359
Wells Fargo Home Mortgage	216	307
CitiMortgage	161	148
Chase Home Finance	160	133
Washington Mutual(1)	—	143
Bank of America Mortgage(1)	144	—

Total for Top Five	$1,021	$1,090

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

        Compared to Countrywide, the other industry leaders are less reliant on the secondary mortgage market as an outlet for mortgages, due to their greater portfolio lending capacity. This has placed us at a competitive disadvantage in the current disruption of the secondary mortgage market, which has removed a competitive outlet for our loans. We responded by shifting our production and related financing to our Bank.

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

        Recently, we have seen broad-based declines in housing values. We expect housing values to decrease during the near term which will affect our credit loss experience and has affected our willingness to offer certain mortgage loan products, both of which could impact our earnings, particularly in the short term. Over the long term, we expect that housing appreciation will be positively correlated with both consumer price inflation and growth in personal income.

  Secondary Mortgage Market Investor Demand

        Changes in investor demand for mortgage loans can have a significant impact on our ability to access the secondary mortgage market as a competitive outlet. In 2007, we have seen an increase in investor required yields, first for nonprime loans or securities followed by prime home equity loans and then non-conforming loans, together with a lessening in the liquidity of such loans and securities caused by reduced investor demand. In the third quarter the secondary mortgage market for nonagency eligible loans became largely illiquid. In addition, certain credit rating agencies have downgraded their securitization ratings of large numbers of mortgage-backed securities. These factors have combined to severely impact demand for and profitability of a large portion of the products we have historically produced. In response to these developments we have tightened our underwriting and program guidelines, significantly limiting our production of non-agency eligible loans. We expect these changes to impact gain on sale margin in the short term.

  Impact of Declines in Credit Performance

        With the current contraction in the U.S. housing market and the resulting declining housing prices, along with worsening economic conditions, we expect elevated credit losses in the near term. In 2007, we have observed a marked decline in credit performance (as adjusted for age) for recent vintages, especially those loans with higher risk characteristics, including reduced documentation, higher loan-to-value ratios or weak credit scores. Deterioration in the credit performance of these loans has resulted in increased credit losses and impairment of our related credit-subordinated interests and higher claims under our representations and warranties. Credit markets are rapidly changing and evolving and we expect these changes to impact the housing market, demand for our mortgage-backed securities, our future credit losses and the availability of credit enhancements for the loans and securities we sell and invest in, which may impact future earnings.

  Funding Liquidity

        We have contingency planning protocols for funding liquidity that were designed to encompass a wide variety of market conditions. We place major emphasis on the adequacy, reliability and diversity of our funding sources.

        Starting in the second quarter, funding liquidity in the financial services sector was constrained primarily due to changes in secondary mortgage market investor demand. During the third quarter, this condition worsened and expanded to include the debt markets we have traditionally relied upon to meet our short-term funding needs.

        As discussed in the preceding section under Liquidity and Capital Resources, we have adjusted our operations and financing sources to adapt to the current market conditions, including accessing other pre-existing funding liquidity sources, procuring new sources and accelerating the integration of our mortgage company with the Bank. As a result of this accelerated integration, a significantly higher percentage of our mortgage banking fundings are occurring in the Bank sooner than originally planned. The Bank has significant liquidity sources available to fund our mortgage banking operations. While we believe we have adequate funding liquidity, the effect of future developments on the Company may require us to make additional operational adjustments and/or procure additional sources of financing.

Regulatory Trends

        The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably.

        On June 29, 2007, the federal financial regulatory agencies issued a Statement on Subprime Mortgage Lending (the "Statement") to address issues relating to certain subprime mortgage products and lending practices, especially as they relate to certain adjustable-rate mortgage products. This statement requires mortgage lenders to:

  •
  Qualify borrowers based on fully-indexed interest rates with fully-amortizing payments

  •
  Obtain adequate documentation of borrower income and assets

  •
  Limit prepayment penalties to the initial payment reset period

  •
  Provide adequate information for the borrower to understand the loan's terms and features.

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

New Accounting Standards

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements,("SFAS 157"). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. The Company has determined that it will adopt SFAS 157 on its effective date of January 1, 2008 and the financial impact, if any, upon adoption has not yet been determined.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company has determined that it will adopt SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but has not yet determined the financial impact, if any, upon adoption.

        In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, ("FSP FIN 39-1"). FSP FIN 39-1 amends certain paragraphs of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts,—an interpretation of APB Opinion No. 10 and FASB Statement No. 105 ("FIN 39"), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. Upon application, the Company shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company has determined that it will adopt FSP FIN 39-1 on its effective date of January 1, 2008, but has not yet determined the financial impact, if any, upon adoption.

        In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109 (SAB 109). SAB 109 supersedes Staff Accounting Bulletin No. 105 (SAB 105), "Application of Accounting Principles to Loan Commitments." It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. In conjunction with the adoption of SFAS 157 and SFAS 159, this guidance generally would result in higher fair values being recorded upon initial recognition of derivative loan commitments. The estimated financial impact upon adoption has not yet been determined.

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

        Forward-looking statements give management's expectation about the future and are not guarantees. Words like "believe," "expect," "anticipate," "promise," "plan" and other expressions or words of similar meanings, as well as future or conditional verbs such as "will," "would," "should," "could" or "may" are generally intended to identify forward-looking statements. There are a number of factors, many of which are beyond our control, that could cause actual results to differ significantly from management's expectations. Some of these factors are discussed below.

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

        Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to the following:

  •
  Changes in general business, economic, market and political conditions from those expected

  •
  Continued increases in credit exposure resulting from our decision to retain more loans in our portfolio of loans held for investment than we have historically

  •
  The level and volatility of interest rates as well as the shape of the yield curve

  •
  Continued general decline in U.S. housing prices or in activity in the U.S. housing market

  •
  Continued increases in delinquency rates of borrowers

  •
  Continued reduction in the availability of secondary markets for our mortgage loan products

  •
  The fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates and to exercise judgement about matters that are inherently uncertain, such as the value of our assets

  •
  The level of competition in each of our business segments

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

  •
  Failure to attract and retain a highly skilled workforce

  •
  New lines of business or new products and services that may subject us to additional risks

  •
  Continued increases in the cost of debt or loss of access to corporate debt markets or other sources of liquidity, which may be caused by, for example, a loss of investment-grade credit ratings

  •
  Unforeseen cash or capital requirements

  •
  A reduction in government support of homeownership

  •
  A change in our relationship with the housing-related government agencies and government sponsored enterprises ("GSEs")

  •
  Changes in regulations or the occurrence of other events that impact the business, operation or prospects of GSEs

  •
  The ability of management to effectively implement the Company's strategies and business plans

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In response to this Item, the information set forth on pages 93 to 95 of this Form 10-Q is incorporated herein by reference.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management has conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Internal Control over Financial Reporting

  Changes to Internal Control over Financial Reporting

        During the quarter ended September 30, 2007, we revised our method used to estimate the fair value of certain mortgage loan assets due to a reduction in the level of or the absence of trades in the markets that have traditionally served as the primary basis for the Company's valuations. In the past, management has looked to the asset and mortgage-backed securities markets to estimate the fair value of our mortgage loan assets. Because of the lack of trading in the markets for certain loan products, it was necessary to look for alternative sources of value, including the whole loan purchase market, and to apply more judgment to the valuations of our non-conforming prime, home equity and nonprime loans because of lack of executed trades that could be used to assure that the valuations are reflective of fair value. Management believes that the revised approach to valuing mortgage loan assets, implemented during the quarter ended September 30, 2007, was supported by effective internal controls over financial reporting.

        There has been no change in our internal control over financial reporting, other than discussed above, during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        We are defendants in various legal proceedings involving matters generally incidental to our businesses. In addition, various lawsuits, alleging claims for derivative relief on behalf of the Company and securities, retirement plan, and other class action suits have recently been brought against us, and certain of our current and former officers, directors and retirement plan administrators in either federal district court in Los Angeles, California or state superior court in Los Angeles. Among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1976 ("ERISA"). These cases allege, among other things, that we did not disclose complete and accurate information about our mortgage lending practices and financial condition. The shareholder derivative cases brought in federal court are brought on our behalf and do not seek recovery of damages from us. A lawsuit alleging claims for derivative relief on behalf of the Company is also pending in federal district court in Delaware, and alleges, among other things, that certain of our proxy filings contain incorrect statements relating to the compensation of our Chief Executive Officer.

        Although it is difficult to predict the resulting outcome of these proceedings, our management currently believes that any resulting liability beyond that already recorded will not materially affect our consolidated financial position and results of operations.

Item 1A.    Risk Factors

        Item 1A of our 2006 Annual Report presents risk factors that may impact the Company's future results. In light of recent developments in the mortgage, housing and secondary markets, those risk factors are supplemented by the following risk factor:

        Debt and secondary mortgage market conditions could have a material adverse impact on our earnings and financial condition

        We have significant financing needs that we meet through the capital markets, including the debt and secondary mortgage markets. These markets are currently experiencing unprecedented disruptions, which have had and may continue to have an adverse impact on the Company's earnings and financial condition, particularly in the short term.

        Current conditions in the debt markets include reduced liquidity and increased credit risk premiums for certain market participants. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future. The Company attempts to mitigate the impact of debt market disruptions by obtaining adequate committed and uncommitted facilities from a variety of reliable sources. There can be no assurance, however, that the Company will be successful in these efforts, that such facilities will be adequate or that the cost of debt will allow us to operate at profitable levels. The Company's cost of debt is also dependent on its maintaining investment-grade credit ratings. Since the Company is highly dependent on the availability of credit to finance its operations, disruptions in the debt markets or a reduction in our credit ratings, could have an adverse impact on our earnings and financial condition, particularly in the short term.

        The secondary mortgage markets are also currently experiencing unprecedented disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. These conditions may continue or worsen in the future. In light of current conditions, we expect to retain a larger portion of mortgage loans and mortgage-backed securities than we would in other environments. While we believe our capital and liquidity positions are currently adequate and we have sufficient capacity to hold additional mortgage loans and mortgage backed securities until investor demand improves and yield requirements moderate, our capacity to retain mortgage loans and mortgage backed securities is not unlimited. As a result, a prolonged period of secondary market illiquidity may continue to reduce our loan production volumes and could have an adverse impact on our future earnings and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table shows repurchases by the Company of its common stock for each calendar month during the quarter ended September 30, 2007.

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
July	545	$32.99	n/a	n/a
August	1,606	$27.34	n/a	n/a
September	329	$19.87	n/a	n/a

Total	2,480	$27.59	n/a	$0.1 billion

(1)
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

Item 6.    Exhibits

  (a)
  Exhibits

        See Index of Exhibits on page 124.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION (Registrant)
Dated: November 9, 2007	By:	/s/ DAVID SAMBOL David Sambol President, Chief Operating Officer and Director
Dated: November 9, 2007	By:	/s/ ERIC P. SIERACKI Eric P. Sieracki Executive Managing Director and Chief Financial Officer

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q
September 30, 2007

INDEX OF EXHIBITS

Exhibit No.	Description
3.4	Restated Certificate of Incorporation of Countrywide Financial Corporation (the "Company"), as amended.
4.57*	Registration Rights Agreement, dated as of August 22, 2007, by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 28, 2007).
4.58*	Third Amendment to Amended and Restated Rights Agreement, dated as of August 22, 2007, by and between the Company and American Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 28, 2007).
10.146*	364-Day Credit Agreement, dated as of May 9, 2007, among the Company, Countrywide Home Loans, Inc. ("CHL"), JPMorgan Chase Bank, N.A., as managing administrative agent, Bank of America, N.A., as administrative agent, ABN AMRO Bank N.V., as syndication agent, Citibank, N.A. and Deutsche Bank AG New York Branch, as documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 16, 2007).
10.147*	First Amendment to the Five-Year Credit Agreement, dated as of May 9, 2007, by and among the Company, CHL, the lenders party thereto, Bank of America, N.A., as administrative agent for the lenders party thereto, and JPMorgan Chase Bank, N.A., as managing administrative agent for the lenders party thereto (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 16, 2007).
+10.151	First Amendment to the Countrywide Bank, N.A. Non-Employee Directors' Fee Plan, dated July 26, 2007.
10.152*	Investment Agreement, dated as of August 22, 2007, by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 28, 2007).
12.1	Computation of the Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*
Incorporated by reference

+
Constitutes a management contract or compensatory plan or arrangement

QuickLinks

COUNTRYWIDE FINANCIAL CORPORATION FORM 10-Q September 30, 2007 TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
COUNTRYWIDE FINANCIAL CORPORATION FORM 10-Q September 30, 2007 INDEX OF EXHIBITS