Form 10-K
period 2007-12-31
COUNTRYWIDE FINANCIAL CORP
filed 2008-02-29
CIK 25191

Use these links to rapidly review the document
Countrywide Financial Corporation 2007 Annual Report on Form 10-K Table of Contents
TABLE OF CONTENTS 2

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8422

Countrywide Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-2641992 (I.R.S. Employer Identification No.)
4500 Park Granada, Calabasas, CA (Address of principal executive offices)	91302 (Zip Code)

Registrant's telephone number, including area code: (818) 225-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.05 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

         As of June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates was $20,784,169,522 based on the closing price as reported on the New York Stock Exchange.

         As of February 26, 2008, there were 580,784,609 shares of Countrywide Financial Corporation Common Stock, $0.05 par value, outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for an Annual Meeting of Stockholders which involves the election of directors to be filed by April 29, 2008, which is within 120 days after the end of fiscal year 2007	Part III

Countrywide Financial Corporation

2007 Annual Report on Form 10-K

Table of Contents

PART I

Item 1.    Business

Overview

        Countrywide Financial Corporation ("Countrywide") is a holding company which, through its subsidiaries (collectively, the "Company"), is engaged in mortgage lending and other real estate finance-related businesses, including mortgage banking, banking and mortgage warehouse lending, dealing in securities and insurance underwriting.

        During 2007, significant disruptions occurred in the U.S. mortgage market and the global capital markets, both of which we have historically relied upon to finance our mortgage production and operations. The combination of a weakening housing market and concern over certain industry-wide product offerings negatively impacted the expectations of future performance and the value investors assign to mortgage loans and securities. Because of this, investor demand for non-agency mortgage-backed securities ("MBS") abruptly declined and participants in the debt markets substantially curtailed financing of our and others' mortgage loan inventories.

        Mortgage lenders, including Countrywide, responded by adjusting their loan program and underwriting standards, which had the effect of reducing the availability of mortgage credit to borrowers. These developments further weakened the housing market and affected mortgage loan performance.

        As a result of all of these factors, we and other industry participants have recorded increased credit losses and inventory valuation adjustments in 2007.

        As more fully detailed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and the Registration Statement on Form S-4 of Bank of America Corporation ("Bank of America") filed on February 12, 2008, we entered into an agreement and plan of merger (the "Merger Agreement") with Bank of America. The Merger Agreement provides for Countrywide to merge (the "Merger") with and into a wholly-owned merger subsidiary of Bank of America ("Merger Sub"), with Merger Sub continuing as the surviving company.

        The terms of the Merger Agreement provide for the conversion of each share of Countrywide common stock into 0.1822 of a share of Bank of America common stock. Consummation of the Merger, which is currently anticipated to occur in the third quarter of 2008, is subject to certain conditions, including, among others, Countrywide stockholder and regulatory approvals.

        The Merger Agreement contains certain termination rights for Countrywide and Bank of America, as the case may be, applicable upon the occurrence of certain events specified in the Merger Agreement. The Merger Agreement provides that, in the event of the termination of the Merger Agreement under specified circumstances, Countrywide may be required to pay Bank of America a termination fee equal to $160 million.

        The Merger Agreement provides for both Countrywide and Bank of America to conduct their respective businesses in the ordinary course until the Merger is completed and not to take certain actions during the period from the date of the Merger Agreement until the date of completion of the Merger.

        We manage our business through five business segments—Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations. We primarily conduct the following operations in these segments:

  •
  Mortgage Banking—We originate, purchase, sell and service non-commercial mortgage loans nationwide.

  •
  Banking—We take deposits and invest in mortgage loans and home equity lines of credit, sourced primarily through our mortgage banking operation and, to a lesser extent, through purchases from non-affiliates. We also invest in MBS, commercial real estate and construction loans and provide short-term secured financing to mortgage lenders.

  •
  Capital Markets—We operate an institutional broker-dealer that primarily specializes in trading and underwriting MBS. We also trade U.S. Treasury securities, bank certificates of deposit and debt issued by government agencies. We operate other companies which broker futures contracts, provide asset management services and originate for sale loans secured by commercial real estate. Within this segment, we also manage the acquisition and disposition of mortgage loans on behalf of the Mortgage Banking Segment and we engage in the trading of derivative contracts.

  •
  Insurance—We offer property, casualty, life and disability insurance as an underwriter and as an insurance agency. We also provide reinsurance coverage to primary mortgage insurers.

  •
  Global Operations—We license and support proprietary technology to mortgage lenders in the UK. We also perform certain of the Company's administrative and loan servicing functions through operations in India and Costa Rica. Our India operation also provides certain IT support and development services for the Company.

        Mortgage banking is our core business, generating 50% of our revenues before provision for loan losses in 2007. We are a real-estate lending-centered company and have built upon our mortgage banking operations in recent years to capitalize on meaningful related opportunities with the intent of stabilizing our consolidated earnings profile. For financial information about our segments, see the Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results section and Note 27—Segments and Related Information in the financial statement section of this Report.

Available Information

        We have a Website located at www.countrywide.com on which we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports available, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Our Corporate Governance Guidelines, our Code of Business Ethics, the charters of the committees of our Board of Directors and all amendments and updates to these documents are also available on our Website and printed copies are available upon request.

Loan Production

        We produce residential and commercial mortgage loans within the Mortgage Banking, Banking and Capital Markets Segments. A significant amount of the mortgage loans that we originate or purchase in our Mortgage Banking and Capital Markets Segments are sold into the secondary mortgage markets, primarily in the form of securities and to a lesser extent in the form of loans. We generally perform the ongoing servicing functions related to the residential mortgage loans that we produce. Loans produced in our Banking Segment are generally held for investment.

Types of Products

        The majority of our loan production consists of Prime Mortgage Loans. Prime Mortgage Loans include conventional mortgage loans, loans insured by the Federal Housing Administration ("FHA") and loans guaranteed by the Veterans Administration ("VA"). A significant portion of the conventional loans we produce qualify for inclusion in guaranteed mortgage securities backed by Fannie Mae or

Freddie Mac ("conforming loans"). Some of the conventional loans we produce either have an original loan amount in excess of the Fannie Mae and Freddie Mac loan limit for single-family loans or otherwise do not meet Fannie Mae or Freddie Mac guidelines. Loans that do not meet Fannie Mae or Freddie Mac guidelines are referred to as "nonconforming loans." In certain tables and elsewhere in this Report, FHA and VA loans may be referred to as Government Loans.

        We have historically originated and purchased mortgage loans that generally fall into one of the following four categories:

  •
  Prime Mortgage Loans—These are prime credit quality first-lien mortgage loans secured by single-family residences. References to loans secured by single-family residences in this document include loans secured by one-to-four-dwelling-unit residential real estate.

  •
  Prime Home Equity Loans—These are prime credit quality second-lien mortgage loans, including home equity lines of credit, secured by single-family residences.

  •
  Nonprime Mortgage Loans—These are first- and second-lien mortgage loans secured by single-family residences, made to individuals with credit profiles that do not qualify them for a prime loan.

  •
  Commercial Real Estate Loans—These are prime credit quality mortgage loans secured by commercial properties, such as apartment buildings, retail properties, office buildings, industrial sites, hotels and other commercial properties.

        During 2007, secondary mortgage market demand for non agency-eligible loans (nonconforming Prime Mortgage Loans, Prime Home Equity Loans and Nonprime Mortgage Loans) was substantially curtailed. Accordingly we revised our underwriting standards and product offerings to reflect these changes and de-emphasized non agency-eligible loans.

        Total loan production by segment and product, net of intersegment sales is summarized below:

	Mortgage Loan Production(1)
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in millions)
Segment:
Mortgage Banking	$385,141	$421,084	$427,916	$317,811	$398,310
Banking Operations	18,090	23,759	46,432	27,116	14,354
Capital Markets—conduit acquisitions from nonaffiliates	5,003	17,658	21,028	18,079	22,200

Total Residential Mortgage Loans	408,234	462,501	495,376	363,006	434,864
Commercial Real Estate	7,400	5,671	3,925	358	—

Total mortgage loans	$415,634	$468,172	$499,301	$363,364	$434,864

Product:
Prime Mortgage	$356,842	$374,029	$405,889	$292,672	$396,934
Prime Home Equity	34,399	47,876	44,850	30,893	18,103
Nonprime Mortgage	16,993	40,596	44,637	39,441	19,827
Commercial Real Estate	7,400	5,671	3,925	358	—

Total mortgage loans	$415,634	$468,172	$499,301	$363,364	$434,864

(1)
For additional production statistics, see the section in this Report entitled Business—Loan Production Tables.

Mortgage Banking Segment

        Our Mortgage Banking Segment produces mortgage loans through a variety of channels on a national scale. The mortgage loans we produce in this segment are generally sold into the secondary mortgage market, primarily in the form of securities, and to a lesser extent in the form of loans. We typically perform the ongoing servicing functions related to the mortgage loans that we produce. We also provide various loan closing services such as escrow, flood determination and appraisal. Historically, mortgage banking loan production has occurred in Countrywide Home Loans ("CHL"). Over the past several years, we have been transitioning this production to our bank subsidiary, Countrywide Bank, FSB ("Countrywide Bank" or the "Bank"). As of December 31, 2007, over 90% of our monthly mortgage loan production occurred in Countrywide Bank. Effective January 1, 2008, our production channels have moved into the Bank, completing the migration of substantially all of our loan production activities from CHL to the Bank. The mortgage loan production, the related balance sheet and the income relating to the holding and sale of these loans is included in our Mortgage Banking Segment regardless of whether the activity occurred in CHL or Countrywide Bank. We group the activities of our Mortgage Banking Segment into three business sectors—Loan Production, Loan Servicing and Loan Closing Services.

  Loan Production

        We source mortgage loans through three production channels: the Retail Channel (Consumer Markets and Full Spectrum Lending), the Wholesale Lending Channel and the Correspondent Lending Channel.

  Retail Channel

        The Retail Channel consists of the Consumer Markets Division ("CMD") and the Full Spectrum Lending Division ("FSLD"). CMD generally originates prime loans through existing relationships with customers and organizations that influence the placement of mortgage services, while FSLD focuses on new customer acquisitions through Internet, direct mail and mass media marketing channels.

        For 2007, Countrywide was ranked by Inside Mortgage Finance as the third largest retail lender, in terms of volume, among residential retail mortgage lenders nationwide. (Reprinted with the permission of Inside Mortgage Finance Inc. ("IMF") Copyrighted. All rights reserved by IMF.)

  Consumer Markets Division

        CMD originates mortgage loans through three business groups: the Distributed Retail group, the Business-to-Consumer group and the Strategic Business Alliances group.

        The Distributed Retail group is the branch network which originates loans through relationships with consumers, builders and Realtors® and through joint ventures. As of December 31, 2007, this group consisted of 661 branch offices in 48 states and the District of Columbia. This group has a sales force of 6,136, which includes those dedicated to joint venture relationships. The Distributed Retail group originated 72% of CMD's total volume for the year ended December 31, 2007.

        The Business-to-Consumer group primarily originates mortgage loans directly from existing customers through the Internet and through our call centers. The Business-to-Consumer group focuses on customer retention through marketing and by providing our existing customers with an efficient and convenient means to obtain financing for a new home, refinancing for their existing mortgage or a home equity loan. As of December 31, 2007, the Business-to-Consumer group consisted of five call centers with a sales staff of 1,090. This group accounted for 26% of CMD's total volume for the year ended December 31, 2007.

        The Strategic Business Alliance group facilitates and manages the development of new sources of loans through relationships with organizations that influence the placement of mortgage services. This group focuses primarily on developing revenue-sharing arrangements such as joint ventures, third party outsourcing, relocation lending, marketing service agreements and brokered-in agreements. This group accounted for 2% (excluding Distributed Retail volume from joint venture relationships) of CMD's total volume for the year ended December 31, 2007.

  Full Spectrum Lending Division

        FSLD originates Prime Mortgage Loans with the primary focus on refinance and home equity products. FSLD operates through a network of 94 retail branch offices located in 37 states, as well as four call centers. The branches and call centers of FSLD are supported by two fulfillment centers for processing, underwriting and funding of these mortgage loans. FSLD also originated Nonprime Mortgage Loans until Nonprime Mortgage Loan production was discontinued in late 2007.

        FSLD's mortgage production is generated through customer retention efforts directed to Countrywide's nonprime servicing portfolio and new customer acquisition through Internet, direct mail and mass media marketing channels. FSLD also employed a network of sales associates who were dedicated to the fulfillment of referrals of Nonprime Mortgage Loan customers from CMD until late 2007.

  Wholesale Lending Channel

        Our Wholesale Lending Channel ("WLD") underwrites and funds mortgage loans sourced by mortgage loan brokers and other financial intermediaries. WLD sources loans through approximately 30,000 mortgage loan brokers nationwide. WLD offers a wide variety of Prime Mortgage Loans and Prime Home Equity Loan products. Business is solicited through a sales force, the Internet and advertising.

        As of December 31, 2007, WLD operated 39 wholesale loan centers and three regional loan centers in various parts of the United States. WLD also originated Nonprime Mortgage Loans until Nonprime Mortgage Loan production was discontinued in late 2007.

        For 2007, Countrywide was ranked by Inside Mortgage Finance as the largest wholesale originator, in terms of volume, among residential wholesale mortgage lenders nationwide. (Reprinted with the permission of IMF. Copyrighted. All rights reserved by IMF.)

  Correspondent Lending Channel

        Our Correspondent Lending Channel ("CLD") purchases mortgage loans from other lenders, which include mortgage bankers, commercial banks, savings and loan associations, home builders and credit unions. As of December 31, 2007, this Channel had correspondent relationships with approximately 1,760 lenders, who are subject to initial and ongoing credit evaluation and monitoring. CLD operates in all 50 states.

        For 2007, Countrywide was ranked by Inside Mortgage Finance as the largest correspondent lender, in terms of volume, among residential correspondent mortgage lenders nationwide. (Reprinted with the permission of IMF. Copyrighted. All rights reserved by IMF.)

        The following table summarizes our Mortgage Banking loan production by channel:

	Mortgage Loan Production(1)
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in millions)
Channel:
Originated:
Retail:
Consumer Markets	$105,639	$118,596	$120,324	$95,619	$104,216
Full Spectrum Lending	31,332	35,067	25,670	15,756	7,935

	136,971	153,663	145,994	111,375	112,151
Wholesale Lending	68,473	89,393	83,564	72,848	91,211

Total Originated	205,444	243,056	229,558	184,223	203,362
Purchased—Correspondent Lending	179,697	178,028	198,358	133,588	194,948

Total Loans	$385,141	$421,084	$427,916	$317,811	$398,310

Loans funded by Countrywide Bank(2)	$211,914	$106,013	$8,083	$—	$—

(1)
For additional production statistics, see the section in this Report entitled Business—Loan Production Tables.

(2)
Included in amounts above.

  Affordable and Multicultural Home Loan Programs

        Since 1992, we have adopted a variety of affordable home loan initiatives designed to increase homeownership opportunities for low-to moderate-income borrowers and communities and minority borrowers. Our long-time initiatives, known as the We House America® Initiatives, supports affordable housing programs undertaken by Fannie Mae and promoted by various government agencies, including the U.S. Department of Housing and Urban Development ("HUD").

        We have specifically designed the House America® loan program to meet the needs of low-to moderate-income borrowers and others with financial, employment or personal situations which might prevent them from qualifying for traditional mortgages. These loan programs enable such borrowers to qualify for a home loan by allowing, for example, lower down payments, lower cash reserves, alternative income sources and more flexible underwriting criteria than on a typical loan program. The mortgage loans we produce through House America® are sold and serviced on a non-recourse basis, generally through guarantee programs sponsored by Fannie Mae.

        The We House America® Initiatives include telephone-based counseling services provided by the House America Counseling Center and Internet-based resources to educate prospective first-time minority and low-to moderate-income homebuyers about the home loan process. The House America® counseling center also provides Spanish-speaking counselors and educational materials printed in both English and Spanish.

        We have made other significant commitments to affordable lending and multicultural markets initiatives designed to increase homeownership opportunities among minority and immigrant communities. For example, we are approved to participate in more than 1,160 homebuyer assistance loan programs that assist borrowers with down payments and closing costs, which are offered by state, county and city agencies, municipalities and not-for-profit organizations. In early 2005, we extended our five-year We House America® Campaign, with a goal of originating $1.0 trillion in loans to targeted borrower populations by the end of 2010. As of December 31, 2007, we made loans to 5.1 million borrowers and funded $827 billion (including Prime and Nonprime Mortgage Loans) toward this goal.

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

  Mortgage Servicing Rights, Retained Interests and the Servicing Hedge

        We recognize the value of the servicing rights we retain when the servicing rights are contractually separated from the loans either through sale of the loans or when the loans are securitized. The value we assign to servicing rights is referred to as mortgage servicing rights ("MSRs"). Our MSRs arise from contractual agreements between us and investors (or their agents) in MBS and mortgage loans. We may also retain financial interests ("retained interests") when we securitize mortgage loans. We include the value of these retained interests on our balance sheet. The Loan Servicing Sector statement of operations includes the changes in value related to our MSRs and retained interests, as well as the revenues and expenses arising from servicing the mortgage loans. Although MSRs generally arise from the sale or securitization of mortgage loans that we originate, we also occasionally purchase MSRs from others. For a more complete description of MSRs, see Note 3—Loan Sales in the financial statement section of this Report.

        MSRs and retained interests are generally subject to a loss in value when mortgage rates decline. To moderate the effect on earnings caused by a rate-driven decline in the value of MSRs and retained interests, we maintain a portfolio of financial instruments, primarily derivative contracts, which generally increase in value when interest rates decline. This portfolio of financial instruments is referred to as the "Servicing Hedge." See Note 4—Derivative Financial Instruments—Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Retained Interests in the financial statement section of this Report for a further discussion of our Servicing Hedge.

Loan Servicing Operations

        The various functions within our loan servicing operations are briefly described in the following paragraphs. These operations are performed primarily in nine locations using the same systems and processes: two in California, three in Texas, one in Arizona, two in India and one in Costa Rica.

  Customer Service

        Our customer service call centers managed nearly 61 million contacts with customers in 2007. These contacts were primarily handled through our customer service representatives, automated phone system and website (www.customers.countrywide.com). This division also prints monthly statements and oversees outbound customer correspondence.

  Remittance Processing

        Our Remittance Processing division processes all payments, loan payoffs and payoff demand statements. Approximately 48% of our customers make their monthly payments electronically using various automated payment methods.

  Investor Accounting

        Our Investor Accounting department reconciles custodial accounts, processes investor remittances and maintains accounting records on behalf of our mortgage investors, including Fannie Mae, Freddie Mac and the Government National Mortgage Association ("Ginnie Mae"), as well as private investors.

  Home Retention

        Our Home Retention unit works with delinquent borrowers to bring their mortgages back to current status and avoid foreclosure if possible. Our objective in the loss mitigation process is to develop foreclosure prevention options that have the highest probability of successful resolution for the borrower and ultimately the investor. Countrywide uses multiple tools to evaluate borrower needs and reconcile them with investor guidelines in order to offer the borrower the most advantageous workout possible. These options include, but are not limited to: payment plans, payment forbearance, loan modification, acceptance of deed to the collateral property in lieu of foreclosure and acceptance of the net proceeds from the borrower's sale of the property (also referred to as a short sale).

        Loss mitigation is most effective when we are able to establish early contact with the borrower. When a loan becomes delinquent, we attempt to communicate with our borrowers through frequent outreach efforts throughout the collection process using tools such as brochures, housing fairs, counseling letters, telephone calls and DVD mailings.

        When contact is established with a borrower, Countrywide attempts to obtain information from the borrower relating to the borrower's financial condition and obtains an estimate of the value of the property securing the loan. Based on this information, Countrywide assesses the borrower's short-term ability to reinstate the loan to current status and evaluates the options available based on that assessment. If that is not possible, we determine what sort of assistance the borrower needs. This includes understanding their current debt to income ratio, as well as analyzing the borrower's future ability to pay. Modification and payment capitalization transactions are focused on borrowers who have demonstrated the capacity and incentive to perform successfully under the new terms of the loan. We have also developed loan modification programs designed to assist borrowers with refinancing their adjustable-rate mortgage ("ARM") and pay-option ARM loans before their loans reset. Alternative options such as short sales and acceptance of deeds in lieu of foreclosure are considered only after it has been determined that the borrower has no viable ability to remain in the home.

        These efforts are tailored to the specific circumstances of a borrower and comply with the requirements of the mortgage investor. Our Home Retention division proactively works to preserve homeownership by aligning with consumer advocacy groups, providing customer outreach and supporting early intervention.

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

  Related Services

        We perform several loan servicing functions internally that other loan servicers commonly outsource to third parties. Our integrated services include performing property tax payment processing, property inspections, and insurance tracking and premium payment processing. We believe the integration of these functions gives us a competitive advantage by lowering overall servicing costs from what would otherwise be incurred and enabling us to provide a high level of service to our mortgage customers and mortgage investors.

        The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in millions)
Beginning owned servicing portfolio	$1,280,119	$1,081,189	$821,475	$630,451	$441,267
Add: Residential loan production(1)	405,544	456,949	494,380	363,006	434,864
Purchased MSRs (bulk acquisitions)	21,735	15,781	51,377	40,723	6,944
Less: Principal repayments	(255,408)	(273,800)	(284,924)	(212,705)	(252,624)
Servicing sold	—	—	(1,119)	—	—

Ending owned servicing portfolio	1,451,990	1,280,119	1,081,189	821,475	630,451
Subservicing portfolio	24,049	18,275	29,901	16,847	14,404

Total servicing portfolio(2)	$1,476,039	$1,298,394	$1,111,090	$838,322	$644,855

MSR portfolio	$1,355,492	$1,174,874	$979,207	$758,975	$581,964
Mortgage loans owned	96,498	105,245	101,982	62,500	48,487
Subservicing portfolio	24,049	18,275	29,901	16,847	14,404

Total servicing portfolio(2)	$1,476,039	$1,298,394	$1,111,090	$838,322	$644,855

(1)
Excludes purchases from third parties in which the servicing rights were not acquired.

(2)
Excludes $164.2 million of commercial real estate loans in our commercial mortgage servicing portfolio at December 31, 2007.

	As of December 31,
	2007	2006	2005	2004	2003
	(dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$1,233,169	$1,063,141	$861,926	$639,148	$512,889
Nonprime Mortgage	110,555	116,270	116,101	84,608	36,332
Prime Home Equity	41,204	47,628	53,253	45,053	24,174
Government:
FHA-insured mortgage	50,317	39,011	36,949	39,618	43,281
VA-guaranteed mortgage	16,745	14,069	12,960	13,048	13,775

Total owned portfolio	$1,451,990	$1,280,119	$1,081,189	$821,475	$630,451

Delinquent mortgage loans(1):
30 days	3.36%	2.95%	2.59%	2.35%	2.35%
60 days	1.35%	0.98%	0.87%	0.70%	0.72%
90 days or more	2.25%	1.09%	1.15%	0.78%	0.84%

Total delinquent mortgage loans	6.96%	5.02%	4.61%	3.83%	3.91%

Loans pending foreclosure(1)	1.04%	0.65%	0.44%	0.42%	0.43%

Delinquent mortgage loans(1):
Conventional	4.19%	2.76%	2.60%	2.24%	2.21%
Nonprime Mortgage	27.29%	19.03%	15.20%	11.29%	12.46%
Prime Home Equity	5.92%	2.93%	1.57%	0.79%	0.73%
Government	14.15%	13.94%	14.61%	13.14%	13.29%
Total delinquent mortgage loans	6.96%	5.02%	4.61%	3.83%	3.91%
Loans pending foreclosure(1):
Conventional	0.63%	0.31%	0.20%	0.21%	0.21%
Nonprime Mortgage	5.54%	3.53%	2.03%	1.74%	2.30%
Prime Home Equity	0.12%	0.12%	0.06%	0.03%	0.02%
Government	1.33%	1.28%	1.09%	1.21%	1.20%
Total loans pending foreclosure	1.04%	0.65%	0.44%	0.42%	0.43%

(1)
Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their collection status.

        We attribute the overall increase in delinquencies in our servicing portfolio from December 31, 2006 to December 31, 2007, to increased production of loans in recent years with higher loan-to-value ratios and reduced documentation requirements, combined with a weakening housing market and significant tightening of available credit, and to portfolio seasoning. Changing borrower profiles and trends toward higher initial combined loan-to-value ratios have made this impact most significant on nonprime delinquency. We believe the delinquency rates in our servicing portfolio are consistent with rates for similar mortgage loan portfolios in the industry.

        The following is a summary of the geographical distribution of loans included in the Company's servicing portfolio for the top five states as measured by the total unpaid principal balance:

	December 31,
	2007		2006
State	Unpaid Principal Balance	% Total Balance	Unpaid Principal Balance	% Total Balance
	(dollar amounts in millions)
California
Southern	$253,306	17%	$237,013	18%
Northern	135,753	9%	130,409	10%

	389,059	26%	367,422	28%
Florida	113,052	8%	97,442	8%
Texas	66,411	4%	57,724	4%
New York	52,082	4%	43,846	3%
New Jersey(1)	51,901	4%	—	—
Arizona(1)	—	—	43,143	3%
All other states	803,534	54%	688,817	54%

Total	$1,476,039	100%	$1,298,394	100%

(1)
Comparative data not included for the year in which the state was not in the top five of our servicing portfolio.

  Loan Closing Services Sector

        We provide loan closing products and services such as credit reports, flood determinations, appraisals and title reports through our LandSafe, Inc. group of companies. We provide these services primarily to customers referred by our loan production channels and our business units and also to third parties.

  Competition and Consolidation

        The mortgage lending industry is dominated by large, sophisticated financial institutions. To compete effectively, we must have a very high level of operational, technological, and managerial expertise as well as access to capital at a competitive cost. As a result of reduced access to capital, general housing trends, rising delinquencies and defaults and other factors, many mortgage lenders have recently experienced severe financial difficulty, with some exiting the business or filing for bankruptcy protection. Primarily because of these factors, the industry continues its consolidation trend.

Banking Segment

        Our Banking Segment consists of the following operations:

  •
  The investment and fee-based activities of Countrywide Bank, FSB, a Federal Deposit Insurance Corporation ("FDIC")-insured, federally-chartered savings bank ("Banking Operations")

  •
  Warehouse lending through Countrywide Bank, FSB and Countrywide Warehouse Lending, a non-depository lending company that provides short-term secured financing to mortgage lenders.

  Countrywide Bank

  Banking Operations

        Our Banking Operations primarily fund and purchase mortgage loans and home equity loans for investment purposes. The majority of these loans are sourced through our production channels. For liquidity and asset-liability management purposes, we also invest in securities such as collateralized mortgage obligations and agency MBS. Banking Operations activities provide the Company with an expanded product menu, lower cost funding sources and opportunities for a stable source of revenue in the form of net interest income.

        Asset growth is funded by the Bank's liability base. The Bank obtains retail deposits, primarily certificates of deposit, through 194 financial centers (163 of which are located in CHL's retail branch offices) as of December 31, 2007, call centers and the Internet. Countrywide Bank also offers deposit accounts through deposit brokers (generally, well-recognized financial intermediaries).

        A significant portion of Countrywide Bank's deposit liabilities are comprised of custodial funds that relate to our loan servicing portfolio. Countrywide Bank also offers commercial deposit accounts to title and mortgage insurance companies through a commercial banking unit. The Bank also borrows funds from other sources to supplement its deposit liabilities, including mortgage loan-secured borrowings from the Federal Home Loan Bank ("FHLB") of Atlanta and repurchase agreements secured by loans and securities.

        Countrywide Bank acts as a mortgage document custodian, primarily for our mortgage banking operations. As a document custodian, we verify, maintain and release collateral for issuers, servicers, sellers and purchasers of debt securitizations. We also provide other services, including safekeeping, collateral review/certification, collateral releases and customer reporting.

        Properties securing the residential mortgage loans in our Banking Operations' portfolio of loans held for investment are concentrated in the State of California. The following is a summary of the geographical distribution of loans included in the Banking Operations' residential loan portfolio for the top three states as measured by the total unpaid principal balance:

	December 31,
	2007		2006
State	Unpaid Principal Balance	% Total Balance	Unpaid Principal Balance	% Total Balance
	(dollar amounts in thousands)
California
Southern	$23,411,207	27%	$19,638,756	27%
Northern	13,648,780	16%	13,272,718	19%

	37,059,987	43%	32,911,474	46%
Florida	6,039,096	7%	4,292,588	6%
Virginia	3,664,964	4%	3,777,253	5%
All other states	40,277,574	46%	30,816,948	43%

Total	$87,041,621	100%	$71,798,263	100%

  Countrywide Warehouse Lending

        We provide committed and uncommitted lines of credit to mortgage bankers to finance their mortgage loan inventories, which we refer to as warehouse lending, through both a non-depository lending company and Countrywide Bank. All of these mortgage bankers sell loans to our Mortgage Banking Segment's CLD. All of these advances are secured by mortgage loans that have a market value in excess of the balance of our advances.

  Competition

        We operate in a highly competitive environment. Competition for retail deposits comes primarily from other insured depository institutions, which include more than 7,300 commercial banks and almost 1,300 savings institutions. We attract and retain deposits through a combination of competitive rates, physical presence, experienced banking professionals and easy access to our products through call centers and the Internet at www.countrywidebank.com. Because of our low-cost structure relative to other financial institutions, we are able to offer deposit rates that are among the most competitive in the industry.

        Countrywide Bank invests primarily in adjustable-rate and short duration residential mortgage loans. Competition in making real estate loans comes principally from other savings institutions, mortgage banking companies and commercial banks. The majority of loans that the Banking Segment invests in are sourced by our production channels. Countrywide Bank also competes with commercial banks and investment banks in the purchase of loans from third parties.

        Our Banking Segment's competitive position is enhanced by its relationship with our Mortgage Banking Segment. For example, a significant portion of Countrywide Bank's deposit liabilities consists of custodial funds directed by our Servicing Sector. As discussed above, Countrywide Bank obtains retail deposit products through financial centers placed within certain of CMD's retail branch offices. This economical use of space reduces the Bank's deposit acquisition costs.

Capital Markets Segment

        Our Capital Markets Segment primarily operates as a registered securities broker-dealer, which is also a primary dealer of U.S. Treasury securities. We also operate a residential mortgage loan manager, a commercial mortgage loan originator, a broker-dealer in Hong Kong, an introducing broker of futures contracts, an asset manager, and a broker of MSRs. During 2007, we ceased the operations of broker-dealers in Japan and the United Kingdom and significantly downsized our trading of derivatives as a result of the market disruption. With the exception of our commercial mortgage activities, we transact primarily with institutional customers, such as banks, other depository institutions, insurance companies, asset managers, mutual funds, pension plans, other broker-dealers and governmental agencies. Customers of our commercial real estate finance business are the owners or sponsors of commercial properties, who can be individuals or institutions.

        Our Capital Markets activities consist of the following:

  Conduit

        Conduit activities include the purchase, warehousing and ultimate disposition of residential mortgage loans on behalf of CHL. In our conduits, we manage both Prime Mortgage Loans and Nonprime Mortgage Loans which are either acquired from third parties or originated in our Mortgage Banking Segment. We accumulate these loans for disposition either in the form of securitizations or loan sales. We also manage the acquisition and disposition of delinquent or otherwise illiquid residential mortgage loans, some of which have been originated under FHA and VA programs. We attempt to cure the loans, using the operations of our Servicing Sector, with the intent to securitize those loans that become eligible for securitization. The remaining loans are serviced through foreclosure and liquidation, which includes the collection of government insurance and guarantee proceeds relating to defaulted FHA and VA program loans. Our conduit activities have been severely constrained in the latter part of 2007 amid significant turmoil in the U.S. mortgage market and the global capital markets.

  Underwriting

        Capital Markets participates in both competitive bid and negotiated underwritings and performs underwriting services for CHL, Countrywide Bank and third parties. Underwriting activities may encompass the assumption of the market risk of buying a new issue of securities from the issuer and reselling the securities to investors, either directly or through dealers. Capital Markets primarily underwrites mortgage-related debt securities and certificates of deposit. Capital Markets earns an underwriting spread that is the difference between the amount paid to the issuer of securities and the offering price to investors, net of expenses. The spread earned on each transaction and the level of market risk assumed may vary based upon the nature of the market and the terms of the underwriting agreement. Our underwriting activities have also been severely constrained in the latter part of 2007 as a result of the market disruption.

  Securities Trading

        Securities trading activities include the trading of debt securities in the secondary market after the original issuance of the security and, to a much lesser extent, trading of derivative financial instruments. We generally trade mortgage-related fixed-income securities, including MBS, collateralized mortgage obligations and asset-backed securities ("ABS") issued by Fannie Mae, Freddie Mac, Ginnie Mae and other financial institutions, including CHL. We also trade securities issued by the U.S. Department of Treasury and other governmental agencies. As a result of the market disruption in 2007, our non agency trading activities have been significantly constrained.

  Origination and Sale of Commercial Mortgage Loans

        Capital Markets originates and sells commercial mortgage loans. Commercial mortgages are mortgages secured by commercial properties, such as apartment buildings, retail properties, office buildings, industrial sites and hotels. As a result of the market disruption in 2007, our commercial lending activities have been significantly constrained.

  Brokering

        Brokering activities include brokerage, in an agent capacity, of residential mortgage loan transactions, MSRs and exchange traded futures and commodity options contracts. The brokerage of residential mortgage loans, MSRs and futures and options contracts may be between third parties or between CHL or Countrywide Bank and third parties.

  Asset Management

        Asset management activities are conducted for the benefit of investors. This includes managing a private equity fund and a collateralized debt obligation. We receive fees, including performance fees, for providing these services. We may also share in the results of the funds when we hold an investment interest in the fund.

  Competition

        The securities industry is both highly competitive and fragmented. In the mortgage securities market, we compete with global investment banks as well as regional broker-dealers. We believe by leveraging the resources, contacts and knowledge of the Countrywide organization and by specializing in the mortgage securities market, we can offer information, products and services tailored to the unique needs of institutional customers, giving us an advantage in the market. In contrast, many of our competitors offer a broader range of products and services and have more reliable sources of liquidity, which may place us at a competitive disadvantage.

        For 2007, according to Inside MBS & ABS, we ranked fourth among Non-Agency MBS Underwriters.

Insurance Segment

        Our Insurance Segment's primary activities are:

  •
  Offering property, casualty, life and disability insurance as an underwriter and as an insurance agent, offering insurance tracking services affiliated with our lender-placed insurance programs and offering an array of commercial insurance products through our agency ("Insurance Operations").

  •
  Providing reinsurance coverage to primary mortgage insurers ("Reinsurance Operations").

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

        Our insurance operations offer the following insurance product lines:

  •
  Lender-Placed Property and Automobile—We offer lender-placed real-property hazard insurance and lender-placed automobile insurance. Such insurance is provided on behalf of mortgage and automobile lenders when borrowers fail to have agreed-upon insurance coverage in place to protect the lender's security interest. We also provide insurance tracking services, which alert a lender when there is a lapse in a borrower's insurance, for almost 21.9 million loans, including 9.0 million loans serviced within our Mortgage Banking Segment.

  •
  Voluntary Homeowners and Automobile—We underwrite retail homeowners and automobile insurance for consumers under the Countrywide Insurance Group brand.

  •
  Life, Disability and Credit—We underwrite term life, credit disability and credit life insurance products. Our retail insurance products are offered by select general insurance agents servicing the consumer market, including our affiliated agency.

        Our Insurance Operations' property and casualty division has received an "A (Excellent)" rating from A.M. Best Company, an insurance company rating and information service. Our life insurance operations maintain an "A- (Excellent)" rating from A.M. Best Company. The "Excellent" rating is defined by the A.M. Best Company as having "an excellent ability to meet ongoing obligations to policy holders."

        Our insurance agencies provide consumers, in particular our mortgage customers, with homeowners, life, disability, automobile and various other insurance products. Our insurance agencies also operate a full-service commercial insurance program that offers a comprehensive menu of products and services to meet the insurance needs of small, mid-size and large businesses. The commercial insurance group distributes a wide array of competitively priced property and casualty and employee benefits programs in specialty niche markets, including home builders, mortgage brokers and bankers, real estate brokers and commercial property owners, through call centers, Internet, independent agents and captive agents in retail mortgage branch offices.

  Reinsurance Operations

        We provide mortgage reinsurance to the insurance companies that provide primary mortgage insurance ("PMI") on loans in our servicing portfolio. This reinsurance covers losses in excess of a specified percentage of the principal balance of a given pool of mortgage loans, subject to a contractual limit, in exchange for a portion of the pools' mortgage insurance premium. We provide this coverage with respect to substantially all of the loans in our portfolio that are covered by PMI, which generally includes all conventional loans with an original loan amount in excess of 80% of the property's appraised value.

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

Global Operations Segment

        The primary activities we conduct in our Global Operations Segment include:

  •
  Software Licensing and Support—We license and support proprietary technology to mortgage lenders in the UK.

  •
  Offshore Services—We perform business process services for various units of the Company at two locations in India (which also provides technology services for the Company) and one location in Costa Rica.

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

  •
  Investments in mortgage loans

  •
  Investments in MSRs and interests that we retain when we securitize mortgage loans

  •
  Financial instruments acquired to manage the interest rate risk associated with our long-term investments in MSRs and financial instruments.

  Sources of Financing

        Recent disruptions in the public corporate debt and secondary mortgage markets have resulted in changes in our financing needs and how we finance our operations. Before August 2007, a substantial portion of our financing needs was met by the issuance of unsecured and asset-backed commercial paper and by the sale of mortgage loans into the secondary mortgage market, primarily in the form of MBS and ABS. The current lack of liquidity in those markets, particularly for non agency-eligible mortgage loans, has resulted in an increase in our financing needs as we have to hold certain loans for longer periods of time pending sale and hold loans for investment that have become nonsalable due to market disruptions. To meet those increased needs, we took the following actions:

  •
  Accelerated the integration of our mortgage banking activities into Countrywide Bank, which has more stable funding and more access to reliable sources of funds that are less dependent on the capital markets during periods of market stress, providing more reliable liquidity

  •
  Significantly changed our product offerings and underwriting guidelines, focusing our current loan production on loans that are available for direct sale to or securitization into programs sponsored by the government-sponsored agencies (Fannie Mae, Freddie Mac and Ginnie Mae)

  •
  Borrowed $11.5 billion under unsecured revolving credit agreements

  •
  Arranged $12.5 billion in new reliable secured borrowing capacity

  •
  Issued $2.0 billion of 7.25% convertible cumulative preferred stock

  •
  Implemented a campaign to attract and retain bank deposits, including significant expansion of our network of financial centers.

        As a result of these changes, our funding model more closely resembles that of a thrift holding company. We now meet our financing needs primarily through the following means:

  •
  Deposit gathering

  •
  FHLB advances

  •
  Committed, unsecured revolving lines of credit

  •
  Committed, secured revolving lines of credit

  •
  Short-term repurchase agreements

  •
  Unsecured medium-term notes

  •
  Unsecured subordinated debt and unsecured junior subordinated debentures, the latter of which includes high equity content debt securities

  •
  Retained earnings.

        We use short-term deposits, unsecured revolving lines of credit, secured revolving lines of credit and repurchase agreements to finance a significant portion of our inventory of mortgage loans held for sale and securities trading portfolio. Mortgage loans held for investment are financed with a combination of deposit liabilities and secured FHLB advances.

        We rely on the secondary mortgage market as a source of long-term capital to support our mortgage banking operations. In response to the recent decline in secondary mortgage market liquidity for non agency-eligible mortgage loans, we have modified our product offerings such that the majority of loans we originate are eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. At this time, virtually all non agency-eligible loans are being held on our balance sheet.

        Our strategy to ensure our ongoing access to the secondary mortgage market is to consistently produce quality mortgages and service those mortgages at levels that meet or exceed secondary mortgage market standards. We make significant investments in personnel and technology to ensure the quality of our mortgage loan production.

        While the short-term public corporate debt markets are no longer a practical source of financing for us, access to the medium-term debt and equity markets will remain an important source of financing to us when market conditions permit. Our continued access to those markets is dependent on maintaining investment-grade credit ratings. Investment grade ratings are also important for counterparty retention and maintaining escrow deposits. Among other considerations, maintenance of our current investment-grade ratings requires that we have high levels of liquidity, including access to alternative sources of funding such as deposits, FHLB advances and committed lines of credit provided by highly-rated banks. We also must maintain adequate capital that meets or exceeds current rating agency requirements. We currently have investment grade ratings from all three rating agencies.

        As of December 31, 2007, our credit ratings are as follows:

	Countrywide Financial Corporation			Countrywide Home Loans			Countrywide Bank
Rating Agency	Short-Term	Long-Term	Rating Outlook(1)	Short-Term	Long-Term	Rating Outlook(1)	Short-Term	Long-Term	Rating Outlook(1)
Standard & Poor's	A-2	BBB+	Credit Watch Negative	A-2	BBB+	Credit Watch Negative	A-2	A-	Credit Watch Negative
Moody's Investors Service	P3	Baa3	Negative	P3	Baa3	Negative	P2	Baa1	Negative
Fitch	F2	BBB+	Negative	F2	BBB+	Negative	F2	BBB+	Negative

(1)
On January 11, 2008, following the announcement of our pending acquisition by Bank of America, all three rating agencies placed our ratings on some form of positive watch to reflect the likely upgrade to our ratings following completion of the Merger.

        Our primary source of equity capital is retained earnings. We supplement our equity capital with subordinated debt and junior subordinated debentures that receive varying degrees of "equity treatment" from rating agencies, bank lenders and regulators. From time to time, we may issue common stock or other debt securities that receive high equity treatment as a means of supplementing our capital base and supporting our growth. To this end, during 2007, we issued $2.0 billion of preferred stock which ranks senior to our common stock with respect to payment of dividends and distribution upon liquidation.

        For a further discussion of our liquidity and capital management see the section in this Report entitled Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

  Interest Rate Risk

        We typically bear interest rate risk from the time we commit to make a loan at a specified interest rate through the sale or repayment of the loan. We also bear interest rate risk related to the interests we retain in the loans we sell, which are typically in the form of MSRs and retained interests, and to the extent that our loan and securities investment portfolios' yields change on a different basis or at different times than the rates we pay on our borrowings. For a further discussion of our interest rate risk and how this risk is managed, see the section in this Report entitled Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.

  Credit Risk

        One significant risk for the Company is credit risk, which is the risk that a borrower will not repay the loan's balance as agreed and the risk that the proceeds from liquidation of the collateral securing the loan will not be adequate to repay the loan's balance. Historically, our primary source of credit risk has been the continuing investments and/or obligations we retain either in the form of credit-enhancing subordinated interests, corporate guarantees or representations and warranties issued when we sell or securitize loans and through the structure of certain of our securitizations. In addition, as our portfolio of investment loans has grown, our portfolio credit risk has also grown. We also have credit risk that a counterparty will not perform in accordance with contractual terms and we will not realize uncollateralized gains that have been recorded. For a further discussion of our exposure to credit risk and how we manage this risk, see the section in this Report entitled Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Management.

  Operational Risk

        Countrywide, like all large corporations, is exposed to many types of operational risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunication systems.

        For a further discussion of our operational risk and how we manage this risk see the section in this Report entitled Management's Discussion and Analysis of Financial Condition and Results of Operations—Operational Risk.

Regulations

  Regulations Applicable to Financial Institutions and their Holding Companies

  General

        As a savings and loan holding company, Countrywide is supervised and regulated by the Office of Thrift Supervision ("OTS"), as is its federal savings bank subsidiary, Countrywide Bank. Because it is an FDIC-insured institution, Countrywide Bank also is subject to regulation by the FDIC. Countrywide Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Countrywide Bank's loan documents. As a regulated financial services firm, our relationships and good standing with regulators are of fundamental importance to the continuation and growth of our businesses. The OTS, the SEC and other regulators have broad enforcement powers and powers to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses or assets or reconfigure existing operations.

        There are numerous rules governing the regulation of financial services institutions and their holding companies, including Countrywide and its subsidiaries, some of which are summarized below. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws and regulations that apply to us. The laws and regulations should be referenced for more information. Failure to comply with applicable laws and regulations could result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements, and cease and desist orders.

  Regulations Applicable to Savings and Loan Holding Companies

        Limitation on Activities: As a unitary savings and loan holding company, Countrywide is limited to business activities that are permitted under applicable provisions of the Home Owners' Loan Act and regulations promulgated thereunder.

        Regulatory Capital Requirements: As a unitary savings and loan holding company, Countrywide is not subject to any regulatory capital requirements. However, the OTS expects savings and loan holding companies to maintain capital that is sufficient to support the holding company's business activities, and the risks inherent in those activities. Furthermore, Countrywide Bank, as a federal savings association, is subject to OTS capital requirements as described further below under "Federal Savings Bank Regulatory Capital Requirements."

        Enforcement: The OTS has the power to take enforcement action against savings and loan holding companies and their affiliates to the extent that any action or business taken or conducted by the holding company or affiliate threatens the safety, soundness or stability of the subsidiary insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers or directors of the institution, receivership, conservatorship, or the termination of deposit insurance. Civil money penalties may be imposed for a wide range of violations and actions.

  Regulations Applicable to Countrywide Bank as a Federal Savings Bank

        General: As a federal savings bank, Countrywide Bank is subject to regulation and examination by the OTS. The Bank's deposits are insured by the Deposit Insurance Fund of the FDIC to the extent provided by applicable federal law. The OTS is empowered to issue cease and desist orders against a federal savings bank if it determines that activities of the institution represent unsafe and unsound banking practices or violations of law or regulation. The OTS has the power to impose upon federal savings banks and certain affiliated parties civil money penalties for violations of banking statutes and regulations. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the OTS, the FDIC has authority to take action under specified circumstances. These authorities are primarily intended to protect the depositors of the federal savings bank and the Deposit Insurance Fund of the FDIC, not shareholders or other creditors of the federal savings bank or its holding companies.

        Federal Savings Bank Regulatory Capital Requirements: The OTS regulations require savings associations to meet three minimum capital standards: at least: an 8% risk-based capital ratio; a 4% leverage ratio (3% for institutions receiving the highest supervisory rating); and a 1.5% tangible capital ratio. The risk-based capital ratio is defined as the ratio of total capital to risk-weighted assets. Risk-weighted assets include risk-weighted off-balance sheet activities, risk-weighted recourse obligations, direct credit substitutes and certain other positions, all as computed in accordance with OTS regulations. The OTS' leverage ratio is defined as the ratio of core capital to adjusted total assets. The tangible capital ratio is defined as the ratio of tangible capital (the components of which are very similar to those of core capital) to adjusted total assets.

        In addition to the foregoing, the OTS, the FDIC and other federal banking agencies possess broad powers under current federal law to take "prompt corrective action" in connection with depository institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be considered "well capitalized," an institution must maintain a Total Risk-Based capital ratio of 10% or greater, a Tier 1 Risk-Based capital ratio of 6% or greater, a leverage capital ratio of 5% or greater, and not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution must have a Tier 1 Risk-Based capital ratio of at least 4%, a Total Risk-Based capital ratio of at least 8%, and a leverage (or "Tier 1") capital ratio of at least 4%.

        If an institution fails to meet the adequate capitalization requirements, progressively more severe restrictions are placed on the institution's operations, management and capital distributions, depending on the capital category in which an institution is placed. At December 31, 2007, Countrywide Bank exceeded the OTS regulatory capital requirements to be classified as "well capitalized," with a Tier 1 capital ratio of 7.2% and a Total Risk-Based capital ratio of 14.4%.

        Basel II Capital Standards: We may be required to comply with, or decide to adopt, certain new capital and other regulatory requirements proposed by the Basel Committee on Banking Supervision, as proposed and to be implemented in the United States. The federal banking agencies have approved a final rule, effective April 1, 2008, to implement new risk-based capital requirements in the United States. These new requirements, which are often referred to as the Basel II Accord, will, among other things, modify the capital charge applicable to credit risk and incorporate a capital charge for operational risk. The Basel II Accord also places greater reliance on market discipline than current standards. The Basel II standards will be mandatory with respect to banking organizations with total banking assets of $250 billion or more or total on-balance-sheet foreign exposure of $10 billion or more. The threshold for mandatory adoption is determined by reference to the federal savings bank subsidiary. Based on Countrywide Bank's total banking assets at December 31, 2007, Countrywide would not be required to adopt the Basel II standards. Basel II's framework offers banks a choice of three methodologies for determining risk weights—(1) a "Standardized" approach, (2) an advanced internal ratings-based approach, and (3) an advanced measurements approach. Mandatory organizations will have to use Basel II's most advanced methods only.

        Organizations that do not meet the size criteria of a mandatory organization may choose voluntarily to comply with the more advanced requirements specified under the new capital framework and are called "opt in" organizations. Institutions that choose not to opt in will continue to operate under existing risk-based capital rules, subject to any changes made to those standards.

        The banking agencies have issued a proposal that would allow the voluntary adoption of the Standardized approach to offer general organizations a set of regulatory capital requirements that have more risk sensitivity than the current Basel I rules, but less complexity than the Basel II advanced standards. The federal banking regulatory agencies are considering revised capital standards that would apply to all financial institutions that are not subject to the Basel II Accord ("Basel 1A"), with the expressed intention to align those standards more closely with those that would be applicable to Basel II institutions. At this time, Countrywide cannot predict the final form the optional Basel II Standardized approach will take, when it will be implemented, the effect that it might have on Countrywide Bank's financial condition or results of its operations, or how these effects might impact Countrywide Financial Corporation. We are monitoring the evolution of the Basel II Standardized approach, whether we will be required or elect to adopt Basel II, its potential impact on the Bank, Countrywide Financial Corporation and the industry at large. If Countrywide Financial Corporation adopts the Basel II Advanced approach, voluntarily or mandatorily, or the Basel II Standardized approach, the Basel II Accord requirements would replace existing risk-based capital requirements, but not the leverage capital requirements imposed under U.S. law and regulation.

        Qualified Thrift Lender Test: As a federal savings bank, Countrywide must comply with the Qualified Thrift Lender ("QTL") Test. The QTL Test requires that a savings association, including a federal savings bank, have assets designated as "qualified thrift investments" constituting no less than 65% of its "portfolio assets" in at least nine months of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings association, less the sum of certain specified assets. Qualified thrift investments are defined to include residential mortgage lending assets and certain consumer and small business related assets. If an institution does not meet the QTL Test, it may be precluded from interstate branching and engaging in any new activities, and may be subject to certain other restrictions.

        Deposit Insurance and Assessments: The FDIC insures deposit accounts in Countrywide Bank generally up to a maximum of $100,000 per separately-insured depositor, and up to a maximum of $250,000 per separately-insured depositor for certain retirement accounts. The FDIC uses a risk-based assessment system to determine assessment rates to be paid by member institutions such as the Bank. In addition, the FDIC collects funds from insured institutions sufficient to pay interest on debt obligations of the Financing Corporation. The Financing Corporation is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annual rate established by the FDIC for the Financing Corporation assessment is 1.14 basis points.

        Loans to One Borrower: Federal law imposes restrictions on the amount of loans that a federal savings bank can lend to one borrower. The maximum amount that a federal savings bank may loan to one borrower generally is limited to 15% of the bank's capital, plus an additional 10% for loans fully secured by readily marketable collateral, as such term is defined in applicable regulation.

        Limitations on Transactions with Affiliates: Countrywide Bank is subject to restrictions on transactions with affiliates that are the same as those applicable to commercial banks under Sections 23A and 23B of the Federal Reserve Act, as well as certain additional restrictions imposed on federal savings associations by the Home Owners' Loan Act. The term "affiliate" under these laws means any company that controls or is under common control with a savings association and includes Countrywide and its non-bank subsidiaries. Transactions between Countrywide Bank and certain affiliates are restricted to an aggregate percentage of Countrywide Bank's capital, and where required must be collateralized with certain specified assets. Permissible transactions with affiliates must be on terms that are at least as favorable to the savings association as comparable transactions with non-affiliates.

        Countrywide Bank also is restricted in its ability to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, to the same extent as such restrictions apply to commercial banks.

        Payment of Dividends: As a federal savings bank, the Bank is subject to the provisions of the OTS regulations and the Federal Deposit Insurance Act ("FDIA") relating to dividends and it is not permitted to pay dividends if it is undercapitalized or if payment would cause it to become undercapitalized. The OTS has prescribed that the Company and its affiliates are not authorized to receive, and Countrywide Bank is not authorized to pay the Company or its affiliates, capital distributions without receipt of prior written OTS non-objection.

        Bank Secrecy Act: Countrywide Bank is subject to extensive anti-money laundering provisions and requirements, which require the institution to have in place a comprehensive customer identification program and an anti-money laundering program and procedures. These laws and regulations also prohibit financial institutions from engaging in business with foreign shell banks; require financial institutions to have due diligence procedures and, in some cases, enhanced due diligence procedures for foreign correspondent and private banking accounts; and improve information sharing between financial institutions and the U.S. government. Countrywide Bank has established polices and procedures intended to comply with these provisions.

        Community Reinvestment Act ("CRA"): The Bank is subject to the CRA and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate- income neighborhoods. The OTS is required to assess a saving association's record of compliance with the CRA, and to assign one of four possible ratings to an institution's CRA performance, including "outstanding," "satisfactory," "needs to improve," and "substantial noncompliance." CRA ratings are taken into account by regulators in reviewing certain applications made by the Company and its banking subsidiaries. A savings association's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. As of December 31, 2007, Countrywide Bank's CRA rating was "satisfactory."

        Fair Lending Laws: The Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

        Federal Home Loan Bank System: Countrywide Bank is a member of the Federal Home Loan Bank of Atlanta, which is one of the 12 regional banks in the FHLB System. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for making affordable housing and community development lending. As a member of the Federal Home Loan Bank of Atlanta, Countrywide Bank is required to acquire and hold FHLB shares in an amount at least equal to 0.2% of Countrywide Bank's assets, up to a maximum of $25.0 million, plus 4.5% of total FHLB advances.

  Other Regulations Applicable to Countrywide Bank

        Regulation of Other Activities: The investments and activities of the Bank as a federally chartered savings bank are also subject to regulation by federal banking agencies with respect to:

  •
  Investments in subsidiaries

  •
  Investments for the Bank's account (including limitations on investments)

  •
  Unsecured commercial paper and medium-term notes

  •
  Security requirements

  •
  Anti-tying limitations

  •
  Truth-in-lending

  •
  Home mortgage disclosure

  •
  Fair credit reporting

  •
  Fair debt collection

  •
  Electronic funds transfers

  •
  Trust department operations

  •
  Brokered deposits

  •
  Audit requirements

        Interagency Statement on Subprime Mortgage Lending: On July 10, 2007, the federal bank regulatory agencies issued a final interagency statement to address issues and questions related to certain subprime mortgage products and lending practices. The guidance addresses concerns with so called "2/28," "3/27," and similar ARMs that can expose borrowers to significant payment shock once introductory rates expire. The statement set forth expectations for sound lending practices and clear communications with borrowers, addressing, among other things, the following lending practices of concern: (1) initial payments based on an introductory interest rate that is substantially lower than the fully-indexed rate, (2) very high or no limits on payment or interest-rate increases, (3) limited documentation of a borrower's income, and (4) substantial prepayment penalties and/or prepayment penalties that extend beyond the initial interest rate adjustment period. The statement also addresses concerns that borrowers may not be adequately informed of the product features, material loan terms, and product risks by stating that communications with consumers should provide clear and balanced information about the relative benefits and risks of such products. The statement supplements the Interagency Guidance on Nontraditional Mortgage Product Risks issued by the federal bank regulatory agencies on residential mortgage products that allow borrowers to defer repayment of principal and/or interest, including "interest-only" mortgage loans and "payment option" adjustable-rate mortgages, that have the potential for negative amortization. The guidance requires that an institution's management assess a borrower's ability to repay the loan, including any additional principal balances resulting from negative amortization which occurs when deferred interest payments are added to the principal balance. In particular, the guidance requires that for all nontraditional mortgage loan products, an institution's analysis of a borrower's repayment capacity should include an evaluation of the ability to repay the debt at final maturity at the fully indexed rate, assuming a fully amortizing repayment schedule. In addition, for products that permit negative amortization, the repayment analysis should be based upon the initial loan amount plus any balance increase that may accrue from the negative amortization features. The guidance contains further steps which must be taken with respect to loans that have additional risk-layering features, such as reduced documentation programs and simultaneous second liens. The guidance also articulates portfolio management measures that should be taken by institutions that originate or invest in nontraditional mortgage products. Finally, the guidance also requires that financial institutions provide customers sufficient information to clearly understand the loan terms and associated risks prior to a customer's choosing a nontraditional mortgage product.

  Proposed Federal and State Laws and Regulations

        Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time proposed for adoption. Currently, there are a number of proposed and recently enacted federal, state and local laws and regulations and guidance addressing mortgage lending and servicing practices. Congress is considering several bills to combat abuses in the mortgage lending market and to provide substantial new protections to mortgage consumers. While it is not possible to predict which of these bills may pass, key provisions of the bills under consideration would:

  •
  establish a federal duty of care owed by mortgage originators to mortgage applicants and borrowers

  •
  prohibit steering of borrowers into subprime loans if they qualify for prime loans

  •
  establish minimum federal standards for licensing or registration of mortgage originators, including brokers and bank loan officers

  •
  establish minimum underwriting standards for all mortgages, including requiring lenders to determine that borrowers have a reasonable ability to repay and that loans provide borrowers a tangible net benefit

  •
  extend limited liability to secondary market securitizers who acquire, package and sell interest in home mortgage loans that do not meet these standards

  •
  establish new loan servicing and appraisal standards, and imposes penalties for violations of these standards

  •
  expand and enhance consumer protections for certain "high-cost loans."

        Also, Congress is considering changes to federal bankruptcy laws that would, if passed, allow judges presiding in Chapter 13 bankruptcy cases to modify the terms of mortgages secured by a borrower's principal residence, including but not limited to, the interest rate, loan maturity and principal balance.

        In addition to these consumer protection efforts, Congress is also considering expanding federal housing finance programs to address liquidity concerns and improve consumer access to mortgage credit. Legislation to reform the FHA's home loan programs has passed both the U.S. House of Representatives and U.S. Senate. The bills would lower down payment requirements and increase FHA loan limits in high cost markets. Congress may also attempt to pass legislation to reform oversight of the government sponsored enterprises that would include provisions to increase the loan limits for Fannie Mae and Freddie Mac in high cost areas. These efforts may proceed notwithstanding recent enactment of "economic stimulus" legislation that included temporary loan limit increases.

        At the state level, legislation building on the passage of mortgage lending restrictions in 2007 in states such as Minnesota, Maine, and North Carolina may appear in a number of jurisdictions. State bills attempting to establish new consumer protections governing loan servicing practices and foreclosure procedures also are expected in 2008.

        The Federal Reserve Board also has proposed changes to Regulation Z (Truth in Lending) to protect consumers from unfair, deceptive or abusive home mortgage lending and advertising practices. The proposal includes four key protections for "higher-priced mortgage loans" secured by a consumer's principal dwelling: (1) creditors would be prohibited from engaging in a pattern or practice of extending credit without considering a borrower's ability to repay the loan; (2) creditors would be required to verify the income and assets they rely upon in making a loan; (3) prepayment penalties would only be permitted if certain conditions are met, including the condition that no penalty will apply for at least sixty days before any possible payment increase; and (4) creditors would have to establish escrow accounts for taxes and insurance. In addition, the following protections would apply to all loans secured by a consumer's principal dwelling, regardless of the loan's APR: (a) lenders would be prohibited from making payments, directly or indirectly, to mortgage brokers, including through "yield-spread premiums" unless the broker previously entered into a written agreement with the consumer disclosing the broker's total compensation and other facts; (b) creditors and mortgage brokers would be prohibited from coercing a real estate appraiser to misstate a home's value; and (c) companies that service mortgage loans would be prohibited from engaging in certain practices. While the final form of the rules cannot be predicted, it is expected the Federal Reserve Board will issue final regulations by mid-2008.

        Finally, the U.S. Treasury Department convened meetings of the major mortgage servicers and mortgage securities investors in late 2007. The group developed and has begun implementing a framework for modifying certain first-lien subprime residential ARMs to provide a five-year extension of their starter interest rates. The plan applies to subprime residential adjustable rate mortgages originated between January 1, 2005 and July 31, 2007, which: (1) have an initial fixed rate period of 36 months or less; (2) face an initial interest rate reset between January 1, 2008 and July 31, 2010; and (3) are currently included in securitized pools. Borrowers are eligible for the five-year extension if they are current in their mortgages, and are determined to not be able to afford the reset mortgage and meet certain other established criteria that will allow a streamlined assessment of the likelihood of default. However, in the face of concerns about increasing delinquency and foreclosure rates and the pace of industry loss mitigation efforts, this voluntary plan may be revised and/or federal and state mandates may emerge that impose additional or different loss mitigation and servicing requirements.

        In general, there are a number of federal and state proposals that could impose new loan disclosure requirements; restrict or prohibit certain loan terms, fees and charges such as prepayment penalties; may require borrower counseling; and increase penalties for non-compliance. We cannot reasonably predict the final content of the legislative proposals, if any, that will be enacted or the regulatory proposals, if any, that will be adopted. Therefore, we cannot predict the potentially adverse impact that they, or any implementing regulations, could have on the Company's business, results of operations or financial condition. We also cannot reasonably predict the impact that the U.S. Treasury Department plan, subsequent revisions, or other loss mitigation and servicing proposals could have on the Company.

  Other Regulations Applicable to Us and Our Non-Bank Subsidiaries

        Our non-bank subsidiaries are subject to supervision by the OTS and may be subject to the supervision of, and regulation and licensure by, other state and federal regulatory agencies. In addition, certain federal, agency and state laws apply to specific business segment activities, whether performed by Countrywide Bank or the non-bank subsidiaries.

        In addition, we are subject to a number of federal, state and local laws aimed at protecting a consumer's privacy. Generally, privacy laws cover a wide range of issues including limiting a company's ability to share information with third parties or affiliates, providing stronger identity theft protection, victim's assistance programs and security breach notification, providing the ability to avoid telemarketing solicitations through "do-not-call" lists, and limiting e-mail and fax advertising. These laws also impose penalties for non-compliance.

  Mortgage Banking Segment

        Our mortgage banking business is subject to the rules, regulations or guidelines of, and/or examination or investigation by, the following entities with respect to the processing, originating, selling and servicing of mortgage loans:

  •
  The OTS

  •
  HUD

  •
  The FHA

  •
  The Department of Veteran Affairs

  •
  Fannie Mae, Freddie Mac and Ginnie Mae

  •
  The Federal Trade Commission

  •
  State regulatory authorities and Attorneys General

  •
  Regulation AB of the SEC.

        The rules, regulations and requirements of these entities, among other things, impose licensing obligations on the Company or its subsidiaries; establish standards for advertising as well as processing, underwriting and servicing mortgage loans and appraisal practices; prohibit discrimination; restrict certain loan features in some cases and fix maximum interest rates and fees in some states.

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

  Capital Markets Segment

        Securities broker-dealer operations in the United States are subject to federal and state securities laws, as well as the rules of the SEC and the Financial Industry Regulatory Authority. Our securities broker-dealer operations in Hong Kong are subject to the rules of the Securities and Futures Commission of Hong Kong. Our introducing futures broker is regulated by the National Futures Association, the Commodities and Futures Trading Commission and the Chicago Mercantile Exchange. State, federal and foreign securities laws govern many aspects of a broker-dealer's business, including the maintenance of required levels of capital, the establishment of segregated cash or securities accounts for the benefit of customers, the monthly and annual reporting of operating and financial data to regulators, the approval and documentation of trading activity, the retention of records and the governance of the manner in which business may be conducted with customers. Our discontinued broker-dealer operations in Japan were subject to the regulations of the Financial Services Agency of Japan and the Japan Securities Dealers Association. The operations of our discontinued securities broker-dealer in the United Kingdom were subject to the regulation of the Financial Services Authority of the United Kingdom. Commercial loan originations are subject to the licensing and regulations of various individual states.

  Insurance Segment

        Countrywide, by virtue of its ownership of insurance companies, is a member of an insurance holding company group pursuant to the provisions of the Insurance Holding Company Acts (collectively the "Holding Company Acts"). The insurance company entities are subject to the various state insurance departments' broad regulatory, supervisory and administrative powers. These powers relate primarily to: the standards of capital and solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the approval of rates, rules and forms; the issuance of securities by insurers; periodic examinations of the affairs of insurers; and the establishment of reserves required to be maintained for unearned premiums, losses and other purposes.

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

        Deferred taxes are provided for the future tax effects of temporary differences between the book and tax basis of assets and liabilities. The Company's primary temporary difference relates to its investment in MSRs created upon the sale of mortgage loans. According to the Internal Revenue Code and related administrative guidance, substantially all of the Company's gain on sale of loans is recognized in future periods as servicing fee income is earned.

        Countrywide is generally subject to California's higher income tax rate for financial corporations in lieu of having to pay certain state and local personal property and other taxes that are paid by non-financial corporations. The statutory financial corporation tax rate was 10.84% for 2007 and 2006. The Company apportions taxable income to the various states in which it does business based on its level of business activity in those states, which is determined primarily by reference to payroll costs, revenues and property (including loans outstanding). Among the many factors that the Company considers in determining where to conduct its business activities are prevailing state income tax rates.

        As a matter of course, the Company is regularly audited by federal, state and other tax authorities. The Internal Revenue Service has examined Countrywide's tax returns for tax years through 2004, and is currently examining 2005 and 2006. The Company is currently under examination for tax years 2003 and 2004 by the California Franchise Tax Board, which has previously audited tax years through 2001. Management believes it has adequately provided for potential tax liabilities that may be assessed for years in which the statute of limitations remains open.

Workforce

        At December 31, 2007, the Company had a workforce of 50,600, including regular employees and temporary staff, engaged in the following activities:

Workforce
Mortgage Banking:
Loan Production:
Retail Lending:
Consumer Markets	15,103
Full Spectrum Lending	4,074

19,177
Wholesale Lending	2,221
Correspondent Lending	1,151

Total Loan Production	22,549
Loan Servicing	8,854
Loan Closing Services	1,854
Banking	2,708
Capital Markets	855
Insurance	2,611
Global Operations	4,847
Corporate Administration and Other	6,322

Total	50,600

Additional Information

        Countrywide Financial Corporation was incorporated in New York on March 14, 1969, and on February 6, 1987, was reincorporated in Delaware. The Company was originally named OLM Credit Industries, Inc., and has also been known as Countrywide Credit Industries, Inc.

Loan Production Tables

        The following table presents our consolidated loan production by loan type for the periods indicated:

	Consolidated Mortgage Loan Production
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	1,092,759	723,933	776,479	826,914	1,509,925
Volume of Loans	$216,829	$149,095	$159,561	$134,762	$234,526
Percent of Total Dollar Volume	52.1%	31.9%	32.0%	37.1%	53.9%
Conventional Non-conforming Loans
Number of Loans	331,800	730,511	866,476	529,192	562,389
Volume of Loans	$117,634	$211,841	$235,614	$144,663	$138,006
Percent of Total Dollar Volume	28.3%	45.2%	47.2%	39.8%	31.7%
Prime Home Equity Loans
Number of Loans	514,629	716,353	728,252	587,046	453,817
Volume of Loans	$34,399	$47,876	$44,850	$30,893	$18,103
Percent of Total Dollar Volume	8.3%	10.2%	9.0%	8.5%	4.2%
Nonprime Mortgage Loans
Number of Loans	90,917	245,881	278,112	250,030	124,205
Volume of Loans	$16,993	$40,596	$44,637	$39,441	$19,827
Percent of Total Dollar Volume	4.1%	8.7%	8.9%	10.9%	4.6%
FHA/VA Loans
Number of Loans	137,922	89,753	80,555	105,562	196,063
Volume of Loans	$22,379	$13,093	$10,714	$13,247	$24,402
Percent of Total Dollar Volume	5.4%	2.8%	2.1%	3.6%	5.6%
Commercial Real Estate Loans
Number of Loans	1,069	620	258	30	—
Volume of Loans	$7,400	$5,671	$3,925	$358	—
Percent of Total Dollar Volume	1.8%	1.2%	0.8%	0.1%	0.0%
Total Loans
Number of Loans	2,169,096	2,507,051	2,730,132	2,298,774	2,846,399
Volume of Loans	$415,634	$468,172	$499,301	$363,364	$434,864
Average Loan Amount(1)	$188,000	$185,000	$181,000	$158,000	$153,000
Non-Purchase Transactions(2)	58%	55%	53%	51%	72%
Adjustable-Rate Loans(2)	27%	45%	52%	52%	21%

(1)
Excludes commercial real estate loans.

(2)
Percentage of total loan production based on dollar volume.

        The following table presents our Mortgage Banking Segment loan production by loan type:

	Mortgage Banking Segment Mortgage Loan Production(1)
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	1,088,051	708,613	766,613	821,932	1,509,721
Volume of Loans	$215,741	$145,711	$157,271	$133,852	$234,455
Percent of Total Dollar Volume	56.0%	34.6%	36.8%	42.1%	58.9%
Conventional Non-conforming Loans
Number of Loans	312,801	648,786	712,270	430,362	492,512
Volume of Loans	$107,684	$185,566	$186,526	$114,315	$111,661
Percent of Total Dollar Volume	28.0%	44.1%	43.6%	36.0%	28.0%
Prime Home Equity Loans
Number of Loans	330,222	580,969	492,586	391,967	292,171
Volume of Loans	$23,535	$39,962	$33,334	$23,351	$12,268
Percent of Total Dollar Volume	6.1%	9.5%	7.8%	7.4%	3.1%
Nonprime Mortgage Loans
Number of Loans	85,166	227,313	254,172	218,821	95,062
Volume of Loans	$15,811	$36,752	$40,089	$33,481	$15,525
Percent of Total Dollar Volume	4.1%	8.7%	9.3%	10.5%	3.9%
FHA/VA Loans
Number of Loans	137,878	89,753	80,445	102,207	196,058
Volume of Loans	$22,370	$13,093	$10,696	$12,812	$24,401
Percent of Total Dollar Volume	5.8%	3.1%	2.5%	4.0%	6.1%
Commercial Real Estate Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	1,954,118	2,255,434	2,306,086	1,965,289	2,585,524
Volume of Loans	$385,141	$421,084	$427,916	$317,811	$398,310
Average Loan Amount	$197,000	$187,000	$186,000	$162,000	$154,000

(1)
$211.9 billion, $106.0 billion and $8.1 billion of these loans were funded by Countrywide Bank during the years ended December 31, 2007, 2006 and 2005, respectively.

        The following table presents mortgage loan production of the Correspondent Lending Channel in our Mortgage Banking Segment by loan type:

	Correspondent Lending Channel Loan Production
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	606,318	411,247	462,572	422,505	847,914
Volume of Loans	$124,220	$84,916	$95,105	$72,411	$139,569
Percent of Total Dollar Volume	69.1%	47.7%	47.9%	54.2%	71.6%
Conventional Non-conforming Loans
Number of Loans	91,358	255,368	307,176	153,036	151,248
Volume of Loans	$33,477	$70,633	$80,854	$40,781	$34,525
Percent of Total Dollar Volume	18.6%	39.7%	40.8%	30.5%	17.7%
Prime Home Equity Loans
Number of Loans	73,186	111,658	106,311	69,769	31,279
Volume of Loans	$4,839	$6,910	$6,496	$3,916	$1,542
Percent of Total Dollar Volume	2.7%	3.9%	3.3%	2.9%	0.8%
Nonprime Mortgage Loans
Number of Loans	16,427	48,700	62,420	62,895	26,836
Volume of Loans	$3,157	$8,067	$10,055	$9,446	$4,110
Percent of Total Dollar Volume	1.8%	4.5%	5.1%	7.1%	2.1%
FHA/VA Loans
Number of Loans	81,417	49,401	41,948	52,752	115,182
Volume of Loans	$14,004	$7,502	$5,848	$7,034	$15,202
Percent of Total Dollar Volume	7.8%	4.2%	2.9%	5.3%	7.8%
Commercial Real Estate Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	868,706	876,374	980,427	760,957	1,172,459
Volume of Loans	$179,697	$178,028	$198,358	$133,588	$194,948
Average Loan Amount	$207,000	$203,000	$202,000	$176,000	$166,000

        The following table presents the mortgage loan production of the Consumer Markets Division in our Mortgage Banking Segment by loan type:

	Consumer Markets Division's Mortgage Loan Production
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	254,018	153,738	155,759	230,994	355,790
Volume of Loans	$48,743	$33,206	$33,724	$34,852	$48,864
Percent of Total Dollar Volume	46.2%	28.0%	28.0%	36.4%	46.9%
Conventional Non-conforming Loans
Number of Loans	99,619	191,989	246,060	157,543	183,711
Volume of Loans	$36,919	$56,086	$61,419	$40,859	$39,515
Percent of Total Dollar Volume	34.9%	47.3%	51.1%	42.7%	37.9%
Prime Home Equity Loans
Number of Loans	167,276	333,013	303,335	258,985	213,732
Volume of Loans	$12,588	$23,844	$20,935	$15,003	$8,167
Percent of Total Dollar Volume	11.9%	20.1%	17.4%	15.8%	7.8%
Nonprime Mortgage Loans
Number of Loans	1,477	4,503	1,608	408	217
Volume of Loans	$232	$559	$152	$16	$8
Percent of Total Dollar Volume	0.2%	0.5%	0.1%	0.0%	0.0%
FHA/VA Loans
Number of Loans	48,052	34,994	32,473	42,311	69,422
Volume of Loans	$7,157	$4,901	$4,094	$4,889	$7,662
Percent of Total Dollar Volume	6.8%	4.1%	3.4%	5.1%	7.4%
Commercial Real Estate Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	570,442	718,237	739,235	690,241	822,872
Volume of Loans	$105,639	$118,596	$120,324	$95,619	$104,216
Average Loan Amount	$185,000	$165,000	$163,000	$139,000	$127,000

        The following table presents the mortgage loan production of the Full Spectrum Lending Division in our Mortgage Banking Segment by loan type:

	Full Spectrum Lending Division Loan Production
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	78,630	33,906	24,328	11,775	4,757
Volume of Loans	$13,422	$6,185	$4,344	$1,604	$607
Percent of Total Dollar Volume	42.9%	17.6%	16.9%	10.2%	7.7%
Conventional Non-conforming Loans
Number of Loans	40,406	53,137	27,668	7,028	3,772
Volume of Loans	$9,410	$11,310	$5,619	$1,312	$580
Percent of Total Dollar Volume	30.0%	32.3%	21.9%	8.3%	7.3%
Prime Home Equity Loans
Number of Loans	37,552	49,964	16,665	10,432	5,286
Volume of Loans	$2,228	$2,899	$1,028	$646	$345
Percent of Total Dollar Volume	7.1%	8.3%	4.0%	4.1%	4.3%
Nonprime Mortgage Loans
Number of Loans	34,398	90,428	95,498	77,533	38,915
Volume of Loans	$6,272	$14,673	$14,679	$12,194	$6,403
Percent of Total Dollar Volume	20.0%	41.8%	57.2%	77.4%	80.7%
FHA/VA Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Commercial Real Estate Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	190,986	227,435	164,159	106,768	52,730
Volume of Loans	$31,332	$35,067	$25,670	$15,756	$7,935
Average Loan Amount	$164,000	$154,000	$156,000	$148,000	$150,000

        The following table presents the mortgage loan production of the Wholesale Lending Channel in our Mortgage Banking Segment by loan type:

	Wholesale Lending Channel Loan Production
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	149,085	109,722	123,954	156,658	301,260
Volume of Loans	$29,356	$21,404	$24,098	$24,985	$45,415
Percent of Total Dollar Volume	42.8%	23.9%	28.8%	34.3%	49.8%
Conventional Non-conforming Loans
Number of Loans	81,418	148,292	131,366	112,755	153,781
Volume of Loans	$27,878	$47,537	$38,634	$31,363	$37,041
Percent of Total Dollar Volume	40.7%	53.2%	46.3%	43.1%	40.6%
Prime Home Equity Loans
Number of Loans	52,208	86,334	66,275	52,781	41,874
Volume of Loans	$3,880	$6,309	$4,875	$3,786	$2,214
Percent of Total Dollar Volume	5.7%	7.1%	5.8%	5.2%	2.4%
Nonprime Mortgage Loans
Number of Loans	32,864	83,682	94,646	77,985	29,094
Volume of Loans	$6,150	$13,453	$15,203	$11,825	$5,004
Percent of Total Dollar Volume	9.0%	15.0%	18.2%	16.2%	5.5%
FHA/VA Loans
Number of Loans	8,409	5,358	6,024	7,144	11,454
Volume of Loans	$1,209	$690	$754	$889	$1,537
Percent of Total Dollar Volume	1.8%	0.8%	0.9%	1.2%	1.7%
Commercial Real Estate Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	323,984	433,388	422,265	407,323	537,463
Volume of Loans	$68,473	$89,393	$83,564	$72,848	$91,211
Average Loan Amount	$211,000	$206,000	$198,000	$179,000	$170,000

        The following table presents our mortgage loan production in our Capital Markets Segment by loan type. Non-commercial real estate loans consist of mortgage loans managed on behalf of CHL:

	Capital Markets Mortgage Loan Production
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Conventional Non-conforming Loans
Number of Loans	9,157	47,363	56,398	37,211	45,284
Volume of Loans	$3,760	$13,710	$16,384	$11,410	$17,609
Percent of Total Dollar Volume	32.1%	58.8%	65.6%	61.8%	79.3%
Prime Home Equity Loans
Number of Loans	877	1,832	1,407	2,440	6,228
Volume of Loans	$52	$104	$80	$274	$288
Percent of Total Dollar Volume	0.4%	0.4%	0.3%	1.5%	1.3%
Nonprime Mortgage Loans
Number of Loans	5,751	18,568	23,940	31,209	29,143
Volume of Loans	$1,182	$3,844	$4,548	$5,960	$4,302
Percent of Total Dollar Volume	10.1%	16.5%	18.2%	32.3%	19.4%
FHA/VA Loans
Number of Loans	44	—	83	3,355	5
Volume of Loans	$9	—	$16	$435	$1
Percent of Total Dollar Volume	0.1%	0.0%	0.2%	2.4%	0.0%
Commercial Real Estate Loans
Number of Loans	861	620	258	30	—
Volume of Loans	$6,700	$5,671	$3,925	$358	—
Percent of Total Dollar Volume	57.3%	24.3%	15.7%	2.0%	0.0%
Total Loans
Number of Loans	16,690	68,383	82,086	74,245	80,660
Volume of Loans	$11,703	$23,329	$24,953	$18,437	$22,200
Average Loan Amount(1)	$316,000	$261,000	$257,000	$244,000	$275,000

(1)
Excludes commercial real estate loans

        The following table presents our mortgage loan production for Banking Operations by loan type:

	Banking Operations Mortgage Loan Production
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	4,708	15,320	9,866	4,982	204
Volume of Loans	$1,088	$3,384	$2,290	$910	$71
Percent of Total Dollar Volume	5.8%	14.2%	4.9%	3.4%	0.5%
Conventional Non-conforming Loans
Number of Loans	9,842	34,362	97,808	61,619	24,593
Volume of Loans	$6,190	$12,565	$32,704	$18,938	$8,736
Percent of Total Dollar Volume	32.9%	52.9%	70.5%	69.8%	60.9%
Prime Home Equity Loans
Number of Loans	183,530	133,552	234,259	192,639	155,418
Volume of Loans	$10,812	$7,810	$11,436	$7,268	$5,547
Percent of Total Dollar Volume	57.6%	32.9%	24.6%	26.8%	38.6%
Nonprime Mortgage Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
FHA/VA Loans
Number of Loans	—	—	27	—	—
Volume of Loans	—	—	$2	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Commercial Real Estate Loans
Number of Loans	208	—	—	—	—
Volume of Loans	$700	—	—	—	—
Percent of Total Dollar Volume	3.7%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	198,288	183,234	341,960	259,240	180,215
Volume of Loans	$18,790	$23,759	$46,432	$27,116	$14,354
Average Loan Amount(1)	$91,000	$130,000	$136,000	$105,000	$80,000

(1)
Excludes commercial real estate loans.

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

        Forward-looking statements give management's expectation about the future and are not guarantees. Words like "believe," "expect," "anticipate," "promise," "plan" and other expressions or words of similar meanings, as well as future or conditional verbs such as "will," "would," "should," "could," or "may" are generally intended to identify forward-looking statements. There are a number of factors, many of which are beyond our control, that could cause actual results to differ significantly from management's expectations. Some of these factors are discussed below.

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

        Our business and earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board's policies influence the size of the mortgage origination market, which significantly impacts the earnings of our Loan Production Sector and the value of our investment in MSRs and retained interests. The Federal Reserve Board's policies also influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. Changes in those policies are beyond our control and difficult to predict and can have a material effect on the Company's business liquidity, results of operations and financial condition.

        Political conditions can also impact our earnings. Acts or threats of war or terrorism, as well as actions taken by the U.S. or other governments in response to such acts or threats, could impact business and economic conditions in the United States.

  Our decision to retain more loans in our portfolio of loans held for investment has increased our credit exposure and could increase our exposure to additional credit losses

        As a result of disruptions in the debt and secondary mortgage market conditions, we have retained, and expect to continue to retain, more loans in our portfolio held for investment or to hold additional loan or security inventory until market conditions improve. In 2007, we increased our portfolio of loans held for investment by 28.1% to $100.4 billion, compared to $78.3 billion in 2006. These factors may expose us to higher credit losses compared to the past due to a higher proportion of loans held for investment, and may expose us to the potential of increased loan delinquencies and defaults and further write-downs of loans in our held for investment portfolio.

  We may continue to experience increased credit losses due to downward trends in the economy and in the real estate market and increases in delinquency rates of borrowers

        Significant disruptions in the U.S. mortgage market and global capital market conditions caused us to reduce our loan products offered, tighten underwriting standards and adjust loan pricing. These actions, along with those of other mortgage lenders, had the effect of reducing the availability of mortgage credit to borrowers. This lack of mortgage credit contributed to a weakening of the housing market and may have contributed to the significant increase in the number of homeowners who became delinquent on their home loans. Continued disruptions in the U.S. mortgage market and global capital market conditions and additional weakening in the housing market could further depress mortgage loan performance and continue to increase our credit costs.

        Another factor that may contribute to higher delinquency and default rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to hybrid mortgage loans after their initial fixed rate period, and with respect to mortgage loans with a negative amortization feature which reach their negative amortization cap, additional borrowers will experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates. The increase in the monthly payment amount increases the risk that borrowers will become delinquent and ultimately default on their loans.

        Our profitability in our Mortgage Banking, Banking and Capital Markets Segments is impacted by the ability of our customers to repay their loans. Our Banking Segment is impacted if the borrowers in their portfolio of loans held for investment are unable to repay their loans. The Mortgage Banking and Capital Markets Segments are impacted by the credit risk that we retain when we sell the loans that we produce. When we sell loans, we retain credit risk in the form of subordinated mortgage-backed securities, including residual and mezzanine securities, and through the representations and warranties made to the issuing trusts for mortgage-backed securities issued by us or purchasers of loans we have sold, through the issuance of corporate guarantees and through the cash flow prioritization structure of certain securitizations. A significant portion of our portfolio of mortgage-backed securities consists of subordinated securities that absorb all or a disproportionately high percentage of the losses realized on the loans in the related mortgage pool. The buyers of our loans are expected to make more claims against our corporate guarantees and mortgage loan representations and warranties if more of our borrowers default on their loans. Higher borrower defaults can also lead to reprioritization of cash flow in certain of our securitizations that subordinate our rights to cash from the securitizations. While we estimate and provide for credit losses accruing to our portfolio of loans held for investment and mortgage-backed securities and record liabilities for our obligations, worsening economic and real estate market conditions could further negatively impact our allowance for loan losses, the fair value of the mortgage-backed securities we retain and increase our liabilities.

        Part of our strategy to mitigate credit exposure is to obtain mortgage insurance coverage. Although we purchase credit enhancement from those mortgage insurance providers that have an AA- rating or equivalent from the credit rating agencies, our credit losses would increase if the mortgage insurance companies were unable to fulfill their contractual obligations.

  Disruptions in our sources of financing and continued disruption in the secondary mortgage market could continue to adversely impact our earnings and financial condition

        We have significant financing needs that we historically have met through the capital markets, including the debt and secondary mortgage markets. These markets are currently experiencing unprecedented disruptions, which have had and may continue to have an adverse impact on the Company's earnings and financial condition. Current conditions in the debt markets, which have increased the cost and significantly reduced the availability of debt, may continue or worsen in the future.

        Since we are highly dependent on the availability of credit to finance our operations, a reduction in available credit or other financing sources, such as through the FHLB or from deposits to Countrywide Bank, could have an adverse impact on our earnings and financial condition, particularly in the short term. If we were restricted from obtaining additional advances from the FHLB or unable to pledge certain assets that we have historically pledged, it could adversely affect our liquidity and operations.

        The secondary mortgage markets are also currently experiencing unprecedented disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. These conditions may continue or worsen in the future. A prolonged period of secondary market illiquidity may continue to impact our loan production volumes and could have an adverse impact on our future earnings and financial condition through reduced loan margins.

  Dependence on Fannie Mae and Freddie Mac Relationships

        We have substantial relationships with Fannie Mae and Freddie Mac, including loan sale and servicing arrangements that are material to our business. A significant portion of the conventional loans that we originate or purchase qualify for inclusion in guaranteed mortgage securities backed by Fannie Mae or Freddie Mac. We also derive other material financial benefits from these relationships, including the government-sponsored enterprises ("GSEs") assumption of credit risk on loans included in such securities in exchange for payment of guarantee fees; benefits to revenues and liquidity from escrow and account funds deposited with Countrywide Bank and other financial institutions, and the avoidance of certain loan inventory finance costs through streamlined loan funding and sale procedures. A substantial reduction in the volume of loans that Fannie Mae and Freddie Mac agree to purchase or the loss of our servicing rights or the other material financial benefits we receive from these entities could have a material adverse effect on our results of operation and financial condition.

        As government-sponsored enterprises, Fannie Mae and Freddie Mac are subject to extensive regulation and oversight by governmental agencies. Changes in the manner in which the GSEs conduct business in the marketplace or with Countrywide in particular could have a material adverse effect on our business, operations or prospects. Changes in regulations or the occurrence of other events that adversely impact the business, operations or prospects of Fannie Mae or Freddie Mac could have a material adverse effect on our business, operations or prospects.

  It we were to suffer a significant credit rating downgrade, it could have a substantial adverse impact on our operations

        Three credit rating agencies follow Countrywide. Moody's Investor Services has assigned us an investment grade rating of Baa3, which is the lowest investment grade rating, while Fitch Ratings and Standard & Poor's have each assigned us an investment grade rating of BBB+. As of December 31, 2007, all three credit rating agencies had placed us on some form of negative outlook. These ratings reflect the credit agencies' concern that continued stresses in the mortgage markets will continue to present financial challenges for us in the near term. If we were to be downgraded by any of these ratings agencies and lose our investment grade rating, such downgrade could potentially result in the acceleration of certain secured debt obligations and adversely affect our ability to conduct trading applicable to the management and hedging of our MSR assets, retained interests, inventory of loans, commitments to originate and purchase loans and our broker-dealer operations. Additionally, such downgrade would increase our financing costs and have a potential negative impact on our ability to attract and retain bank deposits.

        If the Bank were to lose its investment grade rating, it could adversely affect its ability to hold custodial accounts on deposits and retain commercial deposits. As of December 31, 2007, up to $4.2 billion of our custodial deposits may be subject to placement with another bank if the Bank's credit rating was reduced below investment grade.

  The volatility of interest rates may significantly affect our earnings

        The level and volatility of interest rates significantly affect the mortgage industry. For example, a decline in mortgage rates has historically increased the demand for home loans as borrowers refinance, but also has historically led to accelerated payoffs in our mortgage servicing portfolio, which has negatively impacted the value of our MSRs.

        We attempt to manage interest rate risk in our mortgage banking business primarily through the natural counterbalance of our loan production and servicing operations. In addition, we also use derivatives extensively to manage the interest rate, or price, risk inherent in our assets, liabilities and loan commitments. Our main objective in managing interest rate risk is to moderate the impact of changes in interest rates on our earnings over time; however, our interest rate risk management strategies may result in significant earnings volatility in the short term. The success of our interest rate risk management strategies is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production operations in various interest rate environments. There are many market factors that impact the performance of our interest rate risk management activities including interest rate volatility, the shape of the yield curve and the spread between mortgage interest rates and Treasury or swap rates. The success of this strategy impacts our net income. This impact, which can be either positive or negative, can be material.

  The industries in which we operate are highly competitive

        We operate in highly competitive industries that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Competition to produce mortgage loans comes primarily from large commercial banks, savings institutions and investment banks.

        We face competition in such areas as mortgage product offerings, rates and fees, and customer service, both at the retail and institutional level. In addition, technological advances and heightened e-commerce activities have increased consumers' accessibility to products and services generally. This has intensified competition among banking as well as nonbanking companies in offering financial products and services.

  Negative public opinion could damage our reputation and adversely impact our earnings

        Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers, trading counterparties and employees and can expose us to litigation and regulatory action. Because virtually all of our businesses operate under the "Countrywide" brand, actual or alleged conduct by one business can result in negative public opinion about other Countrywide businesses. Although we take steps to minimize reputation risk in dealing with our customers and communities, as a large diversified financial services company with a relatively high industry profile, this risk will always be present in our organization.

  Our failure to comply with federal, state or local laws or regulations or any examination downgrade could adversely impact our operations, growth or profitability

        Our failure to comply with any federal, state and local laws or regulations, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect our earnings. Any failure to comply with such applicable laws and regulations also could result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements, and cease and desist orders.

        Countrywide and its subsidiaries are subject to examination by regulators such as the OTS, which results in examination reports and supervisory ratings (which are not publicly available) that can impact the conduct and growth of our businesses. Our supervisory ratings are based on compliance with applicable laws and regulations, capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. A supervisory rating downgrade by any of our federal bank regulators potentially can result in the imposition of significant limitations on our activities and growth. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth, and profitability of our operations.

  Changes in legal, regulatory and legislative environments in which we operate could adversely impact our business

        We are regulated by banking, mortgage lending and insurance laws at the federal, state and local levels, and proposals for further regulation of the financial services industry are continually being introduced. We also are subject to many other federal, state and local laws and regulations that affect our business, including those regarding taxation and privacy. Congress and state legislatures, as well as federal and state regulatory agencies and local governments, review such laws, regulations and policies and periodically propose changes or issue guidance that could affect us in substantial and unpredictable ways. Such changes could, for example, limit the types and value of financial services and products we offer, alter our liability or increase our cost to offer such services and products. It is possible that one or more legislative proposals may be adopted or regulatory changes may be implemented that would have an adverse effect on our business.

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

  We are exposed to operational risks

        Countrywide, like all large corporations, is exposed to many types of operational risk, including the risk of fraud by employees or outsiders, misinterpretation or misapplication of rules, regulations or other requirements, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunication systems. Given the high volume of transactions at Countrywide, certain errors may be repeated or compounded before they are discovered and successfully corrected. Our dependence upon automated systems to record and process transaction volume may further increase the risk that technical system flaws, or employee tampering or mistakes or manipulation of those systems will result in losses that are difficult to detect. We may be subject to disruptions of our systems arising from events that are wholly or partially beyond our control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to loss or liability. We are exposed to the risk that our external vendors may be unable to fulfill their contractual obligation to us (or will be subject to the same risk of fraud or operational errors by their respective employees as we are), and to the risk that our (or our vendors') business continuity and data security systems prove not to be adequate to allow us to resume operations in the event of a disruption to our (or our vendors') operations. We also face the risk that the design of our controls and procedures prove inadequate or are circumvented, thereby causing delays in detection or errors in information. Although we maintain a system of controls designed to manage operational risk at appropriate levels, there can be no assurance that we will not suffer losses from operational risks in the future that may be material in amount.

  Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain

        We have identified several accounting policies as being "critical" to the presentation of our financial condition and results of operations because they involve major aspects of our business, they require management to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to the computation of our allowance for loan losses; valuation of MSRs and retained interests; accounting for gain on sale of loans and securities, including the valuation of loans and securities pending sale; valuation of liabilities incurred in sale or securitization of loans; determination of impairment related to future funding obligation under rapid amortization; and accounting for derivatives and our related interest rate risk management activities. Because of the inherent uncertainty of the estimates associated with these critical accounting policies, we cannot provide any assurance that we will not make significant subsequent adjustments to the related amounts recorded. For more information, please refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies section in this Report.

  Changes in U.S. GAAP could adversely affect our business

        Our financial reporting complies with U.S. GAAP, and U.S. GAAP is subject to change over time. If new rules or interpretations of existing rules require us to change our financial reporting, our reported results of operations and financial condition could be affected substantially, including requirements to restate historical financial reporting.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We have 39 office locations that support our administrative activities. These locations are office buildings or space in office buildings and most are located in Southern California, Dallas-Fort Worth, Texas, Tampa, Florida and Chandler, Arizona. Of these locations, we own 22 properties and lease 17 properties, which are generally on one- to ten-year terms. These locations are primarily used in our Mortgage Banking and Banking Segments, with approximately 11 being used by our Capital Markets and Insurance Segments. We have two locations in the U.K., one in Costa Rica and four in India that are primarily used by our Global Operations Segment. We also have retail branch offices throughout the United States, which are generally leased on two- to five-year terms and which are used primarily by our Mortgage Banking Segment.

Item 3.    Legal Proceedings

        We are defendants in various legal proceedings involving matters generally incidental to our businesses.

        In addition, various lawsuits alleging claims for derivative relief on behalf of the Company and securities, retirement plan, and other class action suits have recently been brought against us and certain of our current and former officers, directors and retirement plan administrators in either federal district court in Los Angeles, California, or state superior court in Los Angeles, or state court in Delaware. Among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1974 ("ERISA"). These cases allege, among other things, that we did not disclose complete and accurate information about our mortgage lending practices and financial condition. The shareholder derivative cases brought in federal court are brought on our behalf and do not seek recovery of damages from us. Two consolidated cases alleging claims for derivative relief on behalf of the Company are also pending in federal district court in Delaware, and allege, among other things, that certain of our proxy filings contain incorrect statements relating to the compensation of our Chief Executive Officer.

        Various class action lawsuits relating to our proposed merger with Bank of America have been filed in the state courts of California and Delaware on behalf of a proposed class of Countrywide shareholders against the Company, our directors and Bank of America. The class action lawsuits filed in state court in California have been removed to federal court in Los Angeles. These lawsuits allege that the Company's directors breached their fiduciary duties to the Company's shareholders by entering into the merger agreement with Bank of America and that Bank of America allegedly aided and abetted those alleged breaches. Similarly, the plaintiffs in the shareholder derivative lawsuits brought in California state and federal court recently have amended their complaints to add similar class action allegations relating to the proposed merger with Bank of America.

        Although we believe we have meritorious defenses to each of these actions and intend to defend them vigorously, it is difficult to predict the resulting outcome of these proceedings, particularly where investigations and proceedings are in early stages. Given the inherent difficulty in predicting the outcome of our legal proceedings, we cannot estimate losses or ranges of losses for legal proceedings where there is only a reasonable possibility that a loss may be incurred, such as those discussed in the two immediately preceding paragraphs. We provide for potential losses that may arise out of legal proceedings to the extent such losses are deemed probable and can be estimated. Although the ultimate outcome of the legal proceedings discussed above cannot be ascertained at this time, we believe that any resulting liability will not materially affect our consolidated financial position; such resolution, however, could be material to our operating results for a particular future period depending upon the outcome of the proceedings and the operating results for a particular period. Our assessment is based, in part, on the existence of insurance coverage.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for the Company's Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

        The Company's common stock is listed on the New York Stock Exchange (Symbol: CFC). Until January 27, 2007, the Company's common stock was also listed on NYSE Arca, Inc., formerly the Pacific Stock Exchange. The Company decided to voluntarily delist its common stock from NYSE Arca, Inc. to eliminate duplicative requirements inherent in dual listings as a result of the NYSE Group's recent merger with the parent company of NYSE Arca, Inc. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for the Company's common stock and the amount of cash dividends declared during the last two periods:

For the Year Ended December 31, 2006

	Stock Price
Period Ended			Cash Dividends Declared
	High	Low
March 31, 2006	$37.23	$31.86	$0.15
June 30, 2006	$43.67	$35.93	$0.15
September 30, 2006	$39.99	$32.20	$0.15
December 31, 2006	$43.09	$34.50	$0.15

For the Year Ended December 31, 2007

	Stock Price
Period Ended			Cash Dividends Declared
	High	Low
March 31, 2007	$45.19	$33.13	$0.15
June 30, 2007	$42.24	$32.32	$0.15
September 30, 2007	$37.52	$15.00	$0.15
December 31, 2007	$20.53	$8.21	$0.15

        The Company has declared and paid cash dividends on its common stock quarterly since 1982. The Board of Directors of the Company declares dividends based on its review of the most recent quarter's profitability along with the Company's earnings prospects and capital requirements. During each of the years ended December 31, 2007 and 2006, the Company declared quarterly cash dividends on its common stock totaling $0.60 per share.

        The ability of the Company to pay dividends in the future is limited by the earnings, cash position, retained earnings and capital needs of the Company, projected growth rates, liquidity, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company is prohibited under certain of its debt agreements, including its guarantee of CHL's revolving credit facilities, from paying dividends on any capital stock (other than dividends payable in capital stock or stock rights) if in default. The Company also may not declare or pay dividends or other distributions (other than in common stock or other junior stock) with respect to any common stock, or repurchase or redeem any common stock, unless all accumulated and unpaid dividends have been paid on its 7.25% non-voting convertible preferred stock.

        The primary source of funds for payments to stockholders by the Company is dividends received from its subsidiaries. Accordingly, such payments by the Company in the future also depend on various restrictive covenants in the debt obligations of its subsidiaries, the earnings, the cash position and the capital needs of its subsidiaries, as well as laws and regulations applicable to its subsidiaries. Unless the Company maintains a specified minimum level of net worth and certain other financial ratios, it cannot pay dividends and remain in compliance with certain of CHL's debt obligations (including its revolving credit facilities). See Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. The ability of Countrywide Bank to pay dividends is limited by banking regulations. As of February 26, 2008 there were 1,852 shareholders of record of the Company's common stock, with 580,784,609 common shares outstanding.

        The following table shows repurchases by the Company of its common stock for each calendar month during the quarter ended December 31, 2007.

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Amount That May Yet Be Purchased Under the Plan or Program(2)
October	1,232	$16.97	n/a	n/a
November	4,511	$14.12	n/a	n/a
December	1,428	$9.14	n/a	n/a

Total	7,171	$13.67	n/a	$0.1 billion

(1)
This column includes the withholding of a portion of restricted shares and stock appreciation rights to cover taxes on vested restricted shares and exercised stock appreciation rights.

(2)
In November 2006, the Board of Directors authorized a share repurchase plan of up to $2.5 billion. In connection with this plan, the Company repurchased 60,143,388 shares of its common stock for $2.4 billion. The last repurchase transaction was made in May 2007.

Item 6.    Selected Consolidated Financial Data

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollar amounts in thousands, except per share data)
Statement of Operations Data:
Revenues:
Gain on sale of loans and securities	$2,434,723	$5,681,847	$4,861,780	$4,842,082	$5,887,436
Net interest income after provision for loan losses	587,882	2,688,514	2,237,935	1,965,541	1,359,390
Net loan servicing fees and other income (loss) from MSRs and retained interests	909,749	1,300,655	1,493,167	465,650	(463,050)
Net insurance premiums earned	1,523,534	1,171,433	953,647	782,685	732,816
Other	605,549	574,679	470,179	510,669	462,050

Total revenues	6,061,437	11,417,128	10,016,708	8,566,627	7,978,642

Expenses:
Compensation	4,165,023	4,373,985	3,615,483	3,137,045	2,590,936
Occupancy and other office	1,126,226	1,030,164	879,680	643,378	525,192
Insurance claims	525,045	449,138	441,584	390,203	360,046
Advertising and promotion	321,766	260,652	229,183	171,585	103,902
Other	1,233,651	969,054	703,012	628,543	552,794

Total expenses	7,371,711	7,082,993	5,868,942	4,970,754	4,132,870

(Loss) earnings before income taxes	(1,310,274)	4,334,135	4,147,766	3,595,873	3,845,772
(Benefit) provision for income taxes	(606,736)	1,659,289	1,619,676	1,398,299	1,472,822

Net (loss) earnings	$(703,538)	$2,674,846	$2,528,090	$2,197,574	$2,372,950

Per Share Data:
(Loss) earnings
Basic	$(2.03)	$4.42	$4.28	$3.90	$4.44
Diluted	$(2.03)	$4.30	$4.11	$3.63	$4.18
Cash dividends declared	$0.60	$0.60	$0.59	$0.37	$0.15
Stock price at end of period	$8.94	$42.45	$34.19	$37.01	$25.28
Selected Financial Ratios:
Return on average assets	(0.30%)	1.28%	1.46%	1.80%	2.65%
Return on average equity	(4.57%)	18.81%	22.67%	23.53%	34.25%
Dividend payout ratio	N/M	13.49%	13.81%	9.53%	3.39%
Selected Operating Data (in millions):
Loan servicing portfolio(1)	$1,476,203	$1,298,394	$1,111,090	$838,322	$644,855
Volume of loans originated	$415,634	$468,172	$499,301	$363,364	$434,864
Volume of Mortgage Banking loans sold	$375,937	$403,035	$411,848	$326,313	$374,245

(1)
Includes warehoused loans and loans under subservicing agreements.

	December 31,
	2007	2006	2005	2004	2003
	(dollar amounts in thousands)
Selected Balance Sheet Data at End of Period:
Loans:
Held for sale	$11,681,274	$31,272,630	$36,808,185	$37,347,326	$24,103,625
Held for investment	98,000,713	78,019,994	69,865,447	39,661,191	26,375,958

	109,681,987	109,292,624	106,673,632	77,008,517	50,479,583
Securities purchased under agreements to resell, securities borrowed and federal funds sold	9,640,879	27,269,897	23,317,361	13,456,448	10,448,102
Investments in other financial instruments	28,173,281	12,769,451	11,260,725	9,834,214	12,647,213
Mortgage servicing rights, at fair value	18,958,180	16,172,064	—	—	—
Mortgage servicing rights, net	—	—	12,610,839	8,729,929	6,863,625
Other assets	45,275,734	34,442,194	21,222,813	19,466,597	17,539,150

Total assets	$211,730,061	$199,946,230	$175,085,370	$128,495,705	$97,977,673

Deposit liabilities	$60,200,599	$55,578,682	$39,438,916	$20,013,208	$9,327,671
Securities sold under agreements to repurchase	18,218,162	42,113,501	34,153,205	20,465,123	32,013,412
Notes payable	97,227,413	71,487,584	76,187,886	66,613,671	39,948,461
Other liabilities	21,428,016	16,448,617	12,489,503	11,093,627	8,603,413
Shareholders' equity	14,655,871	14,317,846	12,815,860	10,310,076	8,084,716

Total liabilities and shareholders' equity	$211,730,061	$199,946,230	$175,085,370	$128,495,705	$97,977,673

Selected Financial Ratios:
Equity to average assets	6.60%	6.82%	6.45%	7.66%	7.74%
MSR capitalization ratio at period end	1.40%	1.38%	1.29%	1.15%	1.18%
Tier 1 leverage (core) capital ratio(1)	7.2%	6.9%	6.3%	7.8%	8.3%
Tier 1 risk-based capital ratio(1)	11.8%	11.6%	10.7%	11.1%	12.8%
Total risk-based capital ratio(1)	14.4%	12.8%	11.7%	11.7%	13.7%

(1)
The 2007 capital ratios reflect the conversion of Countrywide Bank's charter from a national bank to a federal savings bank. Accordingly, the ratios for 2007 are for Countrywide Bank calculated using OTS guidelines and the ratios for the prior periods are calculated for Countrywide Financial Corporation in compliance with the guidelines of the Board of Governors of the Federal Reserve Bank.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        As used in this Report, references to "we," "our," "the Company" or "Countrywide" refer to Countrywide Financial Corporation and its consolidated subsidiaries unless otherwise indicated. This discussion includes forward-looking statements which are subject to certain risks and uncertainties as discussed in the section Risk Factors of this Report.

Overview

        This section gives an overview of critical items that are discussed in more detail throughout Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Results of Operations

        Following is a summary of our results of operations for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
			% Change
	2007	2006
	(dollar amounts in thousands, except per share data)
Consolidated Company
Revenues	$6,061,437	$11,417,128	(47%)
Net (loss) earnings	$(703,538)	$2,674,846	N/M
Diluted (loss) earnings per share	$(2.03)	$4.30	N/M
Total assets at period end	$211,730,061	$199,946,230	6%
Key Segment Pre-tax (Loss) Earnings
Mortgage Banking	$(1,517,083)	$2,062,399	N/M
Banking	$(268,752)	$1,380,384	N/M
Capital Markets	$14,957	$553,500	(97%)
Insurance	$600,542	$320,133	88%

        The results for 2007 were largely affected by significant disruptions in the U.S. mortgage market and the global capital debt markets, both of which we have historically relied upon to finance our mortgage production. The combination of a weakening housing market and concern over certain industry-wide product offerings negatively impacted the expectations of future performance and the value investors assign to mortgage loans and securities. Because of this, investor demand for non-agency mortgage backed securities abruptly declined in the third quarter of 2007 and participants in the commercial paper and repurchase segments of the debt markets substantially curtailed their financing of our mortgage loan inventories.

        Mortgage lenders, including Countrywide, responded by adjusting their loan program and underwriting standards, which had the effect of reducing the availability of mortgage credit to borrowers. These developments further weakened the housing market and affected mortgage loan performance, resulting in increased losses in our portfolio of loans held for investment and retained interests created in our loan sales activities. Because of these developments, we recognized significant inventory valuation adjustments, credit related costs and retained interest impairment in 2007.

        We discuss our results of operations in detail in the following section, Results of Operations Comparison—Year Ended December 31, 2007 ("2007") and Year Ended December 31, 2006 ("2006").

  Credit

        Historically, our primary source of credit risk has been the continuing investment and/or obligations we retain, including credit-enhancing subordinated interests, corporate guarantees, and representations and warranties issued when we sell or securitize loans. Estimated credit losses are considered in the valuation of our subordinated interests; however, the entire carrying value of such interests is generally at risk, although cash flow accruing to these interests is available to absorb credit losses in the loan pools underlying such subordinated interests.

        As our portfolio of investment loans has grown, our portfolio credit risk has also grown. During 2007, our portfolio of loans held for investment was affected by the deteriorating real estate market and economic conditions that have not abated as of the date of filing of this Report. As a result of the conditions that prevailed during 2007, the performance of our credit-sensitive assets was adversely affected. We expect credit quality to continue to deteriorate in the near term, which will continue to cause us to record significant provisions for credit losses and charge-offs relating to these assets.

        Following is a summary of key credit quality and performance indicators at and for the period ended December 31:

	Years Ended December 31,
			% Change
	2007	2006
	(dollar amounts in thousands)
Key Credit Quality & Performance Indicators
Loans Held for Investment at period end(1)	$94,772,621	$78,346,811	21%
Nonperforming assets at period end:
Nonaccrual loans(2)	$3,452,734	$677,885	409%
Foreclosed real estate	807,843	251,163	222%

Total nonperforming assets	$4,260,577	$929,048	359%

Allowances for credit losses	$2,437,875	$334,921	628%
Provision for credit losses(3)	$2,316,463	$236,726	879%
Net charge-offs	$703,380	$156,841	348%
Carrying value of credit-sensitive retained interests at period end	$736,286	$2,064,330	(64%)
Losses absorbed by credit-sensitive retained interests during the year	$1,283,095	$174,209	637%
Liability for representations and warranties at period end	$639,637	$390,111	64%
Losses resulting from representations and warranties during the year	$84,994	$87,795	(3%)

(1)
Excludes both loans held in SPEs where the beneficial interest holder of the securitized asset retains the credit risk relating to the loans and the allowance for loan losses.

(2)
Excludes $2,171.1 million and $1,254.9 million, at December 31, 2007 and 2006, respectively, of loans that we have the option (but not the obligation) to repurchase but have not exercised such option. These loans are required to be included in our balance sheet. Also excluded are nonaccrual loans that are carried on the consolidated balance sheet at the lower of cost or estimated fair value and government-guaranteed loans held for investment, as follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Loans held for sale	$206,690	$566,610
Government guaranteed loans, held for investment	397,630	334,465

	$604,320	$901,075

(3)
The provision for credit losses is comprised of:

	Years Ended December 31,
	2007	2006
	(in thousands)
Provision for loan losses	$2,776,223	$299,610
Provision for losses on unfunded commitments	30,280	2,879
Accrual for pool mortgage insurance receivable	(490,040)	(65,763)

	$2,316,463	$236,726

        We discuss credit developments in detail in the section Credit Risk Management, following.

  Liquidity and Capital

        During the second half of 2007, our access to capital was severely challenged when the non-agency segments of the secondary mortgage market and the commercial paper and repurchase agreements segments of the public corporate debt markets were severely restricted by illiquidity, particularly for mortgage companies and other financial institutions. These conditions have not abated through the date of this Report.

        In response to the disruption in the second half of 2007, we accelerated the integration of our mortgage banking activities into our bank subsidiary which has access to stable, non-capital markets based funding; significantly changed our underwriting standards to focus the majority of our loan production on loans that are available for direct sale to or securitization into programs sponsored by the government-sponsored agencies; issued $2.0 billion of 7.25% convertible cumulative preferred stock; and modified our funding structure to that of a thrift holding company. Because of the adjustments we made to our operations, as of December 31, 2007:

  •
  We maintained excess borrowing capacity totaling $36.6 billion from sources we judge to be reliable;

  •
  We maintained investment-grade ratings from all three of the major credit rating agencies. On January 11, 2008, following the announcement of our pending acquisition by Bank of America, all three rating agencies placed our ratings on some form of positive watch to reflect the likely upgrade to our ratings following completion of the Merger; and

  •
  Our thrift subsidiary, Countrywide Bank, FSB exceeded the regulatory capital requirements to be classified as "well capitalized," with a Tier 1 capital ratio of 7.2%; a Tier 1 Risk-Based capital ratio of 11.8%; and a Total Risk-Based ratio of 14.4%.

        We discuss liquidity developments in detail in the section Liquidity Management, following.

  Merger with Bank of America Corporation

        As more fully detailed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and the Registration Statement on Form S-4 of Bank of America filed on February 12, 2008, we entered into a Merger Agreement with Bank of America. The Merger Agreement provides for Countrywide to merge with and into a wholly-owned merger subsidiary of Bank of America ("Merger Sub"), with Merger Sub continuing as the surviving company.

        The terms of the Merger Agreement provide for the conversion of each share of Countrywide common stock into 0.1822 of a share of Bank of America common stock. Consummation of the Merger, which is currently anticipated to occur in the third quarter of 2008, is subject to certain conditions, including, among others, Countrywide stockholder and regulatory approvals.

        The Merger Agreement contains certain termination rights for Countrywide and Bank of America, as the case may be, applicable upon the occurrence of certain events specified in the Merger Agreement. The Merger Agreement provides that, in the event of the termination of the Merger Agreement under specified circumstances, Countrywide may be required to pay Bank of America a termination fee equal to $160 million.

        The Merger Agreement provides for both Countrywide and Bank of America to conduct their respective businesses in the ordinary course until the Merger is completed and not to take certain actions during the period from the date of the Merger Agreement until the date of completion of the Merger.

Critical Accounting Policies

        The accounting policies with the greatest impact on our financial condition and results of operations that require the most judgment, and which are most likely to result in materially different amounts being recorded under different conditions or using different assumptions, pertain to our mortgage loan sale and securitization activities; our investments in MSRs and retained interests; our measurement of provisions and reserves associated with the credit risk inherent in our operations and our use of derivatives to manage interest rate risk. Our critical accounting policies involve the following five areas: 1) accounting for gain on sale of loans and securities including the valuation of loans held for sale; 2) valuation of MSRs and retained interests; 3) valuation of liabilities incurred in sale of loans; 4) determination of impairment related to future funding obligation under rapid amortization; 5) computation of allowance for loan losses and 6) accounting for derivatives and interest rate risk management activities.

  Gain on Sale of Loans and Securities

        When we sell loans in the secondary mortgage market, we generally do not sell the MSRs that are created. Depending on the type of securitization, we may also retain other financial interests, including but not limited to, interest-only securities, principal-only securities and residual securities.

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

Retained Interests section of this Report for a discussion of the judgments and estimates involved in the valuation of MSRs and retained interests.

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

  Valuation of Loans Held for Sale

        As a result of the market disruption in the latter part of 2007, the precise market value of our non-conforming prime, Prime Home Equity and Nonprime Loans was not readily determinable. These loans represent approximately 44% of mortgage loans originated or purchased for resale excluding loans secured by commercial real estate at December 31, 2007. In addition, we transferred approximately $21.8 billion of mortgage loans from held for sale to held for investment in 2007. The loans transferred were primarily non-conforming prime, Prime Home Equity and Nonprime Loans and were transferred at the lower of cost or fair value, resulting in a write-down of such loans in the amount of $1.1 billion.

        The Company generally estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation models intended to approximate the amounts that would be received from a third party. We regularly compare the values developed from our valuation models to executed trades to assure that the valuations are reflective of actual sale prices. However, due to the illiquidity of the mortgage marketplace prevalent at December 31, 2007, which resulted in a lack of executed trades that could be used to assure that the valuations are reflective of fair value, it was necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and to apply more judgment to the valuations of non-conforming prime, home equity and nonprime loans.

        Based on our analysis of available market data for non agency-eligible loans during the fourth quarter of 2007, we determined that the whole loan purchase market was the most appropriate market for products traded in that market, including Prime Home Equity and prime non-conforming fixed-rate and hybrid ARM loans. For the portion of such loans that did not meet the specific loan level requirements of this market, we estimated the value of these loans using a valuation model. The key assumptions used in the valuation model are prepayment speeds, loss estimates and the discount rate. We develop prepayment and credit loss assumptions based on the historical performance of the loans in our servicing portfolio adjusted for the current economic environment as appropriate. The discount rate used in these valuations was derived from the whole loan purchase market, adjusted for our estimate of the required yield for these loans. We believe that such assumptions are consistent with assumptions that other major market participants use in determining such assets' fair values.

        The remainder of our prime non-conforming loans, most significantly pay-option ARMs, and our Nonprime Loans was valued using required subordination levels combined with required yields available for securities backed by similar product type and credit grades where observable trades existed. We use a third party vendor model to determine the required subordination levels. We estimate required yields by reference to actual trades where available combined with adjustments to the observable yields based on historical spreads, adjusted for the illiquidity in the current environment. We believe that such assumptions are consistent with assumptions that other major market participants use in determining such loans' fair values.

  Valuation of MSRs and Retained Interests

        The precise market value of MSRs and retained interests cannot be readily determined because these assets are not actively traded in stand-alone markets. Considerable judgment is required to determine the fair values of our MSRs and retained interests, and the exercise of such judgment can significantly impact the Company's earnings. Small changes in the assumptions used to estimate the value of MSRs and retained interests can have a significant effect on our estimates of value. Similarly, relatively small changes in value of these assets can have a material effect on earnings for a particular period. As a result, senior financial management exercises extensive and active oversight of this process. The Company's Asset/Liability Committee, which is comprised of several of our senior financial executives, ultimately approves the valuation of MSRs and retained interests.

        Our MSR valuation process combines the use of a discounted cash flow model and extensive analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow assumptions and prepayment assumptions used in our discounted cash flow model are based on market factors and encompass the historical performance of our MSRs. We perform research and analysis to assure that the assumptions we use are consistent with assumptions and data used by market participants valuing similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate (projected London Inter Bank Offering Rate ("LIBOR") plus option-adjusted spread). These variables can, and generally do, change from quarter to quarter as market conditions and projected interest rates change. The current market data utilized in the MSR valuation process and in the assessment of the reasonableness of our valuation is obtained from peer group MSR valuation surveys, MSR market trades, MSR broker valuations and prices of interest-only securities.

        The following table shows the key assumptions we used to determine the fair values of our MSRs at December 31, 2007 and the value sensitivity of our MSRs to changes in such assumptions.

MSRs
(dollar amounts in thousands)
Fair value of MSRs	$18,958,180
Fair value as a percentage of MSR portfolio	1.40%
Weighted-average service fee	0.35%
Multiple of net service fee	4.0
Weighted-average life (in years)	6.4
Weighted-average annual prepayment speed	17.9%
Impact of 5% adverse change	$417,503
Impact of 10% adverse change	$812,734
Impact of 20% adverse change	$1,543,224
Weighted-average OAS(1)	6.2%
Impact of 5% adverse change	$171,217
Impact of 10% adverse change	$339,005
Impact of 20% adverse change	$664,784

(1)
Option-adjusted spread over LIBOR.

        The yield implied in the market value of the MSRs was 10.9% at December 31, 2007.

        For our retained interests, we also estimate fair value through the use of discounted cash flow models. The key assumptions used in the valuation of our retained interests include mortgage prepayment speeds, discount rates, and for retained interests containing credit risk, the net lifetime credit losses. For further discussion of credit risk, see section in this Report entitled Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Retained in Loan Sales. We develop cash flow, prepayment and net lifetime credit loss assumptions based on the historical performance of the loans underlying our retained interests adjusted for the current economic environment as appropriate. We believe that such assumptions are consistent with assumptions that other major market participants use in determining such assets' fair values. The process for estimating lifetime credit losses used in the valuation of residual interests or the valuation of liabilities incurred is similar. See the section following entitled Valuation of Liabilities Incurred in Sale of Loans for additional discussion of estimated lifetime credit losses.

        The following table shows the key assumptions we used to determine the fair values of our retained interests at December 31, 2007, and the fair value sensitivity of our retained interests to changes in such assumptions.

Retained Interests
(dollar amounts in thousands)
Fair value of retained interests	$2,450,397
Weighted-average life (in years)	6.4
Weighted-average annual prepayment speed	21.0%
Impact of 5% adverse change	$58,405
Impact of 10% adverse change	$104,890
Impact of 20% adverse change	$188,018
Weighted-average annual discount rate	17.3%
Impact of 5% adverse change	$47,641
Impact of 10% adverse change	$92,599
Impact of 20% adverse change	$174,999
Weighted-average net lifetime credit losses	10.9%
Impact of 5% adverse change	$55,679
Impact of 10% adverse change	$103,286
Impact of 20% adverse change	$182,934

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

  •
  Lifetime credit losses are developed by estimating when and how many loans will default and multiplying that amount by how much of the loan will be uncollectible ("loss severity").

  •
  Default rates are estimated using default curves used for pricing securities backed by the type of loans for which the obligation is being retained.

  •
  Loss severities are estimated using multi-attribute severity models similar in nature to those used to calculate probability of default.

        Our process for estimating lifetime credit losses benefits from the extensive history and experience we have developed from our mortgage loan servicing portfolio. This estimation process is also subject to the uncertainty that reliance on historical factors giving rise to losses and offsetting recoveries does not accurately reflect current conditions or predict future events. We address this risk by considering current economic and market conditions. Based on our assessments of current conditions, we make appropriate adjustments to our historically developed assumptions when necessary to adjust historical factors to account for present conditions. The effect of changes in certain key assumptions on our estimated liability for representations and warranties and corporate guarantees is as follows:

Liability for Representations and Warranties and Corporate Guarantees
(in thousands)
Liability for representations and warranties and corporate guarantees at December 31, 2007	$685,839
Impact of a change in default rates on the liability of a:
5% adverse change	$15,608
10% adverse change	$31,215
20% adverse change	$62,431
Impact of a change in loss severity on the liability of a:
5% adverse change	$20,340
10% adverse change	$40,680
20% adverse change	$81,360

        Credit risk is an integral consideration in the valuation of retained interests. The impact of changes in credit loss assumptions on the value of retained interests is included in the section, Valuation of MSRs and Retained Interests.

  Impairment Related to Future Funding Obligation under Rapid Amortization

        Under the terms of the Company's home equity line of credit securitizations, Countrywide makes advances to borrowers when they request a subsequent draw on their line of credit and Countrywide is reimbursed for those advances from the cash flows in the securitization. This reimbursement normally occurs within a short period after the advance. However, in the event that loan losses requiring draws on monoline insurer's policies (which protect the bondholders in the securitization) exceed a specified threshold or duration, reimbursement of Countrywide's advances for subsequent draws occurs only after other parties in the securitization (including the senior bondholders and the monoline insurer) have received all of the cash flows to which they are entitled. This status, known as rapid amortization, has the effect of extending the time period for which the Company's advances are outstanding, and may result in Countrywide not receiving reimbursement for all of the funds advanced. During 2007, Countrywide recorded impairment losses of $704.1 million related to estimated future draw obligations on the securitization deals that have entered or are expected to enter rapid amortization status.

        We estimate the impairment losses related to future draw obligations through the use of discounted cash flow models. This estimate requires projections of future expected funding obligations under a rapid amortization event compared to the expected fair value of the amount to be recovered as of the required funding date. The resulting amount is then discounted to a present value amount based on an appropriate risk-free interest rate to arrive at the amount of our funding obligation. The key assumptions used in our estimation process include mortgage prepayment speeds, additional draws on home equity lines of credit, discount rates, and net lifetime credit losses. As discussed in the preceding section entitled Valuation of MSRs and Retained Interests, we develop cash flow, prepayment and net lifetime credit loss assumptions based on the historical performance of the loans underlying our retained interests adjusted for the current economic environment, as appropriate, and our assumptions of additional draws on home equity lines of credit are developed in a similar manner. The process for estimating lifetime credit losses used in the valuation of residual interests, the valuation of liabilities incurred and our estimated impairment losses related to future draw obligations is similar. See the preceding section entitled Valuation of Liabilities Incurred in Sale of Loans for additional discussion of estimated lifetime credit losses.

  Allowance for Loan Losses

        The allowance for loan losses is our best estimate of the credit losses incurred in our loan investment portfolio.

        We continually assess the credit quality of our portfolios of loans held for investment to identify and provide for losses incurred. Once a loan is included in our investment portfolio, how we assess loan credit quality is based on whether the loan is part of a pool of homogeneous loans or is individually evaluated for impairment.

  Homogeneous Loan Pools

        Our mortgage loan portfolios are comprised primarily of large groups of homogeneous loans secured by residential real estate and made to consumers. We do not evaluate individual homogenous loans for impairment. We estimate the losses incurred in our homogeneous loan pools by estimating how many of the loans will default and how much of the loans' balances will be lost in the event of default.

        We estimate how many of our homogeneous loans will default based on the loans' attributes (occupancy status, loan-to-value ratio, borrower credit score, etc.) which is further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). This estimate is based on our historical experience with our loan servicing portfolio. Our estimate is adjusted to reflect our assessment of environmental factors not yet reflected in the historical data underlying our loss estimates, such as trends in real estate values, local and national economic trends, changes in underwriting standards and changes in the regulatory environment.

        The likelihood of default is based on analysis of movement of loans with the measured attributes from either current or each of the delinquency categories to default over a twelve-month period. Loans 90 or more days past due or those expected to migrate to 90 or more days past due within the twelve-month period are assigned a rate of default that measures the percentage of such loans that will default over their lives as we assume that the condition causing the ultimate default presently exists. We estimate how much of the defaulted loans' balances will be lost based on our estimate of the average loss severity for defaulted loans by type (Prime Mortgage, Nonprime Mortgage or Prime Home Equity Loans).

        Loan losses are charged off against the allowance for loan losses when management believes the loss is confirmed. We make an initial assessment of whether a charge-off is required on our mortgage loans no later than the 180th day of delinquency.
  Individually Evaluated Loans

        On a regular basis, we individually evaluate loans in our warehouse and commercial lending portfolios for impairment based on borrower-provided financial information and our assessments of collateral. We have an internally-developed loan rating system for our warehouse lending and other commercial loans that is used to determine when an allowance is required for a loan. We charge off losses in individually evaluated loans when the loss is confirmed. The charge-off is based on our estimate of value of the collateral securing the loan. We develop an allowance for losses on warehouse lending loans for which specific losses have not been identified. This allowance is developed by applying credit loss factors applicable to the individual loan's assigned ratings.

        We also individually evaluate mortgage loans in our portfolio of loans held for investment when we agree to modification of the loans' contractual terms that we make because we, for economic or other reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. We classify these loans as troubled debt restructurings. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate, reducing the loan's principal balance or accrued interest, or extending the maturity date of the loan. Upon completion of a troubled debt restructuring, we establish a valuation allowance to recognize the impairment of the loan.

        The amount of the impairment valuation allowance is established based on whether the loan is collateral dependent and delinquent when the loan is modified:

  •
  Impairment valuation allowances relating to loans that are collateral dependent and delinquent when they are modified are established with reference to the difference between the loan's carrying value and the estimated fair value of the collateral securing the loan reduced by the cost to sell the collateral;

  •
  Impairment valuation allowances relating to loans that are not collateral dependent or are collateral dependent but not delinquent when they are modified are established with reference to the difference between the loan's carrying value and the present value of the estimated cash flows of the loan under its modified terms discounted at the loan's effective interest rate.

        Loan losses are charged against the allowance when management believes the loss is confirmed. We make an initial assessment of whether a charge-off is required on our mortgage loans no later than the 180th day of delinquency.

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

        The following example illustrates the sensitivity of our allowance for credit losses, giving effect to mortgage pool insurance, to changes in assumptions:

Allowance for Credit Losses
(in thousands)
Allowance for loan losses	$2,399,491
Liability for unfunded loan commitments	38,384

Allowance for credit losses	2,437,875
Pool mortgage insurance receivable	(555,803)

Allowance for credit losses, net of pool mortgage insurance at December 31, 2007(1)	$1,882,072

Impact of a change in default rates on the required allowance of:
5% adverse change	$93,572
10% adverse change	$186,654
20% adverse change	$419,276
Impact of a change in loss severity on required allowance of:
5% adverse change	$214,594
10% adverse change	$436,663
20% adverse change	$917,401

(1)
Net of pool mortgage insurance receivable.

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

        We may qualify some of our interest rate risk management activities for hedge accounting. A primary requirement to qualify for hedge accounting is the documented expectation and demonstration, both initially and on an ongoing basis, that our interest rate risk management activity is highly effective. We use standard statistical measures to determine the effectiveness of our hedging activity. If we are unable to, or choose not to, qualify certain interest rate risk management activities for hedge accounting, then a possible earnings mismatch may be created because, unlike the derivative instruments, the change in fair value of the related asset or liability may not be reflected in current-period earnings. This issue is potentially most significant with our inventory of loans held for sale, which is required to be carried at the lower of amortized cost or estimated fair value and our debt instruments and other liabilities that are carried at historical cost. With the market disruption in late 2007, we were not able to qualify a significant portion of our non-conforming Prime Mortgage Loan inventory for hedge accounting.

        In connection with our mortgage loan origination activities, we issue commitments to make or purchase loans (also referred to as interest rate lock commitments or "IRLCs"). An IRLC guarantees a loan's terms, subject to credit approval, for a period typically between seven and 75 days. The majority of our IRLCs qualify as derivative instruments and, therefore, are required to be recorded at fair value with changes in fair value reflected in current-period earnings. However, there is no active market for

IRLCs that can be used to determine their fair value and as a result we utilize an alternative method for estimating the fair value of our IRLCs.

        We estimate the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan, adjusted for the probability that the loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is measured from the date we issue the commitment. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. After issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan. The Company generally estimates the fair value of the underlying loan based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation models intended to approximate the amounts that would be received from a third party. We regularly compare the values developed from our valuation models to executed trades to assure that the valuations are reflective of actual sale prices. However, due to the illiquidity of the mortgage marketplace prevalent at December 31, 2007 and a lack of executed trades that could be used to assure that the valuations are reflective of fair value, it was necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and to apply more judgment to the valuations of non-conforming prime, home equity and nonprime loans.

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

Results of Operations Comparison—Year Ended December 31, 2007 ("2007") and Year Ended December 31, 2006 ("2006")

  Consolidated Results of Operations

        We recorded a net loss for 2007 of $703.5 million, as compared to net earnings of $2,674.8 million in 2006. Our diluted loss per share was $2.03 compared to diluted earnings per share of $4.30 from the year-ago period.

        The results for 2007 were largely affected by marketplace concerns about the credit performance of securitized mortgage loans and the worsening credit performance of our portfolio of loans held for investment:

  •
  Marketplace concerns about mortgage loan performance contributed to widening credit spreads and illiquidity in the secondary mortgage market and debt markets, which negatively affected the salability and value of our mortgage loan pipeline and inventory of loans and securities. During 2007, we recognized $1.5 billion of impairment of these assets, primarily related to transfers of certain loans held for sale to our investment portfolio due to the market disruption

  •
  The values of our credit-sensitive retained interests were negatively affected by increased loss expectations on the loans that underlie these assets, combined with increased investor yield requirements, resulting in an increase in impairment of $2.2 billion

  •
  Our provision for loan losses increased by $2,052.3 million to $2,286.2 million, reflecting worsening loan portfolio performance, including increased rates of delinquencies and default and loss severity on defaulted loans

  •
  We expect the mortgage market to continue its decline in volume through 2008 and began the process of adjusting the scale of our operations in response to this decline. In 2007, we recognized $144.6 million in restructuring expenses relating to this effort and we expect to record another $15 million to $25 million in restructuring expenses in the first quarter of 2008.

        The Mortgage Banking Segment generated a pre-tax loss of $1,517.1 million, a worsening of results of operations of $3,579.5 million from 2006. This decrease was largely due to a 55% decline in gain on sale of loans and securities within the Production Sector from $4,897.8 million in 2006 to $2,220.2 million in 2007. This decline began early in 2007 with nonprime loans and expanded during the year to include all non-agency products. The impairment of our mortgage loan pipeline and inventory amounting to $1,458.6 million is included in gain on sale of loans and securities. In the Loan Servicing sector, we have recorded impairment of credit-sensitive residuals in the amount of $2,303.8 million and a provision for loan losses of $448.6 million.

        The Banking Segment produced a pre-tax loss of $268.8 million, a $1,649.1 million decline from 2006, largely due to increased credit-related costs on the portfolio of loans held for investment.

        The Capital Markets Segment was negatively affected by declining liquidity and prices in the mortgage-related securities market. As a result of these conditions, the Capital Markets Segment recorded losses on sales of securities and inventory and reported pre-tax earnings of $15.0 million during 2007, a decline of $538.5 million from 2006.

        These decreases were partially offset by an increase in the profitability of the Insurance Segment, due to an increase in the net earned premiums and a reversal of loss reserves related to the 2003 book of reinsurance business on which negligible remaining loss exposure was deemed to exist in 2007.

Operating Segment Results

        Pre-tax (loss) earnings by segment are summarized below:

	Years Ended December 31,
	2007	2006
	(in thousands)
Mortgage Banking:
Loan Production	$(1,185,080)	$1,310,895
Loan Servicing	(441,133)	660,021
Loan Closing Services	109,130	91,483

Total Mortgage Banking	(1,517,083)	2,062,399

Banking	(268,752)	1,380,384
Capital Markets	14,957	553,500
Insurance	600,542	320,133
Global Operations	27,502	28,642
Other(1)	(167,440)	(10,923)

Total	$(1,310,274)	$4,334,135

(1)
Includes restructuring charges of $144.6 million during 2007.

        The pre-tax (loss) earnings of each segment includes intercompany transactions, which are eliminated in the "other" category.

        Total loan production by segment and product, net of intercompany sales, is summarized below:

	Years Ended December 31,
	2007	2006
	(in millions)
Segment:
Mortgage Banking	$385,141	$421,084
Banking Operations	18,090	23,759
Capital Markets—Conduit acquisitions from nonaffiliates	5,003	17,658

Total Residential Mortgage Loan Fundings	408,234	462,501
Commercial Real Estate	7,400	5,671

	$415,634	$468,172

Product:
Prime Mortgage	$356,842	$374,029
Prime Home Equity	34,399	47,876
Nonprime Mortgage	16,993	40,596
Commercial Real Estate	7,400	5,671

	$415,634	$468,172

        Our total loan production was $415.6 billion for 2007, as compared to $468.2 billion in 2006. Loan production decreased due to an approximately 20% decline in the mortgage market from 2006, which occurred largely in the latter part of 2007 as a result of a tightening of underwriting and loan program guidelines done in response to increased marketplace concerns about mortgage loan performance, as well as economic conditions which include a weakening housing market. The tightening of underwriting and loan program guidelines included reductions in the availability of reduced documentation loans and loans on investor-owned properties and a reduction in the maximum loan-to-value or combined loan-to-value ratios. The impact of these changes was most significant to Nonprime Mortgage, Prime Home Equity and non-conforming Prime Mortgage Loans. We discontinued production of Nonprime Mortgage Loans in late 2007. The decrease in loan production volume was partially offset by an increase in our market share from 14.1% to 15.5% (based on our internal market estimates). The increase in our market share was primarily driven by increased market share in our Correspondent Lending Channel.

        The following table summarizes loan production by purpose and by interest rate type:

	Years Ended December 31,
	2007	2006
	(in millions)
Purpose:
Non-purchase	$239,988	$257,031
Purchase	175,646	211,141

	$415,634	$468,172

Interest Rate Type:
Fixed	$304,749	$256,087
Adjustable	110,885	212,085

	$415,634	$468,172

Mortgage Banking Segment

        The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors.

  Loan Production Sector

        The Loan Production Sector sources mortgage loans through the three production channels of our mortgage banking subsidiary, Countrywide Home Loans—the Retail Channel (Consumer Markets and Full Spectrum Lending), Wholesale Lending Channel and Correspondent Lending Channel. These loans are funded through any one of these channels or through Countrywide Bank, FSB ("Countrywide Bank" or the "Bank"). As a result of the market disruption in the current year, we decided to accelerate our plans to migrate virtually all of our loan production into the Bank which has greater access to sources of liquidity. During 2007, 55% of the loans funded in the Mortgage Banking Segment were funded through the Bank compared to 25% for the prior year. In the quarter ended December 31, 2007, 91% of the Mortgage Banking loan production was funded through the Bank. Effective January 1, 2008, our production channels have moved into the Bank, completing the migration of substantially all of our loan production activities from CHL to the Bank. The mortgage loan production, the related balance sheet and the income relating to the holding and sale of these loans is included in our Mortgage Banking Segment regardless of whether the activity occurred in CHL or Countrywide Bank.

        The following table summarizes Mortgage Banking loan production by channel, by mortgage loan type, by purpose and by interest rate type:

	Years Ended December 31,(1)
	2007	2006
	(in millions)
Channel:
Originated:
Retail:
Consumer Markets	$105,639	$118,596
Full Spectrum Lending	31,332	35,067

	136,971	153,663
Wholesale Lending	68,473	89,393

Total originated	205,444	243,056
Purchased—Correspondent Lending	179,697	178,028

	$385,141	$421,084

Mortgage Loan Type:
Prime Mortgage	$345,795	$344,370
Prime Home Equity	23,535	39,962
Nonprime Mortgage	15,811	36,752

	$385,141	$421,084

Purpose:
Non-purchase	$221,214	$230,536
Purchase	163,927	190,548

	$385,141	$421,084

Interest Rate Type:
Fixed	$288,346	$245,215
Adjustable	96,795	175,869

	$385,141	$421,084

(1)
$211.9 billion and $106.0 billion of Mortgage Banking loan production was funded by Countrywide Bank during 2007 and 2006, respectively.

        The pre-tax (loss) earnings of the Loan Production Sector are summarized below:

	Years Ended December 31,
	2007		2006
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$3,167,692		$3,992,395
Nonprime Mortgage	(189,369)		847,314
Prime Home Equity	(217,695)		809,069

Total revenues	2,760,628	0.71%	5,648,778	1.34%

Expenses:
Compensation	2,090,772	0.54%	2,346,670	0.56%
Other operating	1,403,287	0.36%	1,435,460	0.34%
Allocated corporate	451,649	0.12%	555,753	0.13%

Total expenses	3,945,708	1.02%	4,337,883	1.03%

Pre-tax (loss) earnings	$(1,185,080)	(0.31%)	$1,310,895	0.31%

Total Mortgage Banking loan production	$385,141,000		$421,084,000

        The Loan Production sector incurred a pre-tax loss of $1,185.1 million during 2007 compared to pre-tax earnings of $1,310.9 million in 2006. The current year loss resulted primarily from the disruption in the secondary market beginning in the third quarter of 2007 for non-agency loans, including prime non-conforming, Prime Home Equity and Nonprime Mortgage Loans. The illiquidity and credit spread widening caused by the market disruption had a significant negative impact on the value of such loans and the amount of loans that were sold. As a result, we recorded inventory valuation and pipeline write-downs on such loans during 2007 of $1,354.4 million, net of a credit hedge in place for part of the period. In addition, the volume of nonprime loans and home equity loans sold declined to $23.5 billion in 2007 compared to $65.1 billion in 2006, contributing to the decline in revenues.

        Expenses decreased from the prior year driven primarily by a reduction in variable compensation expenses that resulted from the decline in the volume of loans produced, and remained flat as a percentage of loans produced. The decline in the volume of loans produced reflects a smaller origination market in the latter part of the year, which was largely attributable to the tightening of underwriting and loan program guidelines as well as economic conditions including a weakening housing market. Significant adjustments have been made to our infrastructure and staffing levels as appropriate for a smaller origination market and further adjustments will be made in the future as appropriate. The majority of the expense reductions were made in the latter part of the year so we do not expect to see the full benefit of these reductions until 2008.

        Following is a summary of our loan origination channels' sales organizations:

	December 31,
	2007			2006
		Facilities			Facilities
	Sales Force	Branches	Call Centers	Sales Force	Branches	Call Centers
Channel:
Retail:
Consumer Markets	8,649	661	5	8,897	773	5
Full Spectrum Lending	2,383	94	4	6,071	226	11

	11,032	755	9	14,968	999	16
Wholesale Lending	745	39	—	1,510	52	—
Correspondent Lending	117	—	—	184	—	—

	11,894	794	9	16,662	1,051	16

        The following table summarizes the number of people included in the Loan Production Sector workforce:

	December 31,
	2007	2006
Sales	11,894	16,662
Operations:
Regular employees	6,946	10,247
Temporary staff	527	1,448

	7,473	11,695
Administration and support	3,182	3,249

Total Loan Production Sector workforce	22,549	31,606

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

        Our servicing portfolio grew to $1.5 trillion at December 31, 2007, a 14% increase from the prior year. At the same time, the overall weighted-average note rate of loans in our servicing portfolio increased to 6.6% from 6.5% at December 31, 2006.

        The following table summarizes the pre-tax results of operations for the Loan Servicing Sector:

	Years Ended December 31,
	2007		2006
	Amount	Percentage of Average Servicing Portfolio	Amount	Percentage of Average Servicing Portfolio
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$4,629,869	0.332%	$3,804,442	0.320%
Escrow balance income	827,911	0.059%	845,631	0.071%
Miscellaneous fees	723,108	0.052%	645,001	0.054%
Income from retained interests	505,325	0.036%	513,136	0.043%
Realization of expected cash flows from mortgage servicing rights	(3,012,336)	(0.216%)	(2,931,584)	(0.246%)

Operating revenues	3,673,877	0.263%	2,876,626	0.242%

Direct expenses	848,821	0.061%	742,802	0.062%
Allocated corporate expenses	72,815	0.005%	85,789	0.007%

Total expenses	921,636	0.066%	828,591	0.069%

Operating earnings	2,752,241	0.197%	2,048,035	0.173%
Interest expense	(951,491)	(0.069%)	(663,180)	(0.056%)
Provision for loan losses	(448,551)	(0.032%)	—	—
Change in fair value of mortgage servicing rights	(1,085,418)	(0.078%)	170,989	0.014%
Impairment of non credit-sensitive retained interests	(76,062)	(0.005%)	(187,346)	(0.016%)
Servicing Hedge gain (loss)(1)	1,644,037	0.118%	(613,706)	(0.051%)

Valuation changes, net of Servicing Hedge	482,557	0.035%	(630,063)	(0.053%)

Pre-tax earnings before credit-sensitive retained earnings	1,834,756	0.131%	754,792	0.064%
Impairment of credit-sensitive retained interests	(2,303,789)	(0.165%)	(94,771)	(0.008%)
Allocated hedge(1)	27,900	0.002%	—	—

Credit-sensitive valuation changes	(2,275,889)	(0.163%)	(94,771)	(0.008%)

Pre-tax (loss) earnings	$(441,133)	(0.032%)	$660,021	0.056%

Average servicing portfolio	$1,394,500,000		$1,188,101,000

(1)
The Servicing Hedge loss was not allocated between MSRs and credit-sensitive retained interests during 2006.

        Loan Servicing Sector pre-tax earnings before credit-sensitive retained interests were $1,834.8 million during 2007 compared to $754.8 million in 2006. The increase is due to higher operating earnings as result of a larger servicing portfolio and improvement in valuation changes of the MSRs and non credit-sensitive retained interests, net of the Servicing Hedge. These positive factors were partially offset by an increase in interest expense resulting from a larger investment in servicing assets and an increase in the provision for loan losses related to Mortgage Banking loans held for investment. The MSR valuation was positively impacted by slower current and expected prepayment speeds resulting from the market disruption in the latter part of 2007, which partially mitigated the interest-rate driven decrease in MSRs.

        Loan Servicing sector results were negatively impacted by impairment losses of $2,303.8 million on credit-sensitive retained interests, largely related to subordinated interests backed by Prime Home Equity Loans and to a lesser extent Nonprime Mortgage Loans. These charges resulted from increases in actual current and estimated future credit losses on the underlying loans driven by worsening delinquency trends and housing market conditions. In addition, the discount rates were increased reflecting higher market yield requirements on these investments.

        Under the terms of the Company's home equity line of credit securitizations, Countrywide makes advances to borrowers when they request a subsequent draw on their line of credit and Countrywide is reimbursed for those advances from the cash flows in the securitization. This reimbursement normally occurs within a short period after the advance. However, in the event that loan losses requiring draws on monoline insurer's policies (which protect the bondholders in the securitization) exceed a specified threshold or duration, reimbursement of Countrywide advances for subsequent draws occurs only after other parties in the securitization (including the senior bondholders and the monoline insurer) have received all of the cash flows to which they are entitled. This status, known as rapid amortization, has the effect of extending the time period for which the Company's advances are outstanding, and may result in Countrywide not receiving reimbursement for all of the funds advanced. During 2007, Countrywide recorded impairment losses of $704.1 million related to estimated future draw obligations on the securitization deals that have entered or are expected to enter rapid amortization status. This amount is included in impairment losses related to credit-sensitive retained interests.

        The aggregate carrying value of the Company's investments in credit-sensitive residuals at December 31, 2007 was $736.3 million compared to $2.1 billion at December 31, 2006. The carrying value of the credit-sensitive residuals related to securitizations that have entered or are expected to enter rapid amortization status is zero at December 31, 2007. The liability for losses applicable to future draw advances at December 31, 2007 was $704.1 million.

  Loan Closing Services Sector

        This sector is comprised of the LandSafe companies, which provide credit reports, flood determinations, appraisals and title reports primarily to the Loan Production Sector and to third parties as well.

        The LandSafe companies produced $109.1 million in pre-tax earnings during 2007, representing an increase of 19% from 2006. The increase in LandSafe's pre-tax earnings was primarily due to an increase in appraisal business from CHL and an increase in its title and default business due to increased foreclosure activity.

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

	Years Ended December 31,
	2007	2006
	(in millions)
Consumer Markets	$7,654	$2,117
Purchases from non-affiliates	4,704	8,196
Correspondent Lending	3,297	7,302
Wholesale Lending	1,758	6,144
Full Spectrum Lending	677	—

	18,090	23,759
Transfer of mortgage loans held for sale to loans held for investment	18,843	—

	$36,933	$23,759

        As a result of the market disruption, a significant portion of nonconforming Adjustable-Rate Mortgage ("ARM") and Prime Home Equity Loans held for sale were written down in our Mortgage Banking Segment and then transferred to the Banking Segment during 2007. These loans were transferred at the lower of cost or estimated fair value.

        The Banking Segment incurred a pre-tax loss of $268.8 million during 2007, compared to pre-tax earnings of $1,380.4 million for the prior year. Following is the composition of pre-tax (loss) earnings:

	Years Ended December 31,
	2007	2006
	(in thousands)
Banking Operations	$(219,895)	$1,384,390
CWL	24,652	56,158
Allocated corporate expenses	(73,509)	(60,164)

Total Banking Segment pre-tax (loss) earnings	$(268,752)	$1,380,384

        The revenues and expenses of Banking Operations are summarized in the following table:

	Years Ended December 31,
	2007	2006
	(dollar amounts in thousands)
Interest income	$6,173,400	$5,182,460
Interest expense	(4,055,893)	(3,386,463)

Net interest income	2,117,507	1,795,997
Provision for credit losses(1)	(1,847,886)	(156,889)

Net interest income after provision for credit losses	269,621	1,639,108
Non-interest income	129,005	147,702
Non-interest expense:
Mortgage insurance expense	(92,279)	(46,204)
Other non-interest expense	(526,242)	(356,216)

Pre-tax (loss) earnings	$(219,895)	$1,384,390

Efficiency ratio(2)	29%	21%
After-tax return on average assets	(0.12%)	1.05%

(1)
Includes provision for loan losses plus provision for losses on unfunded loan commitments.

(2)
Non-interest expense, including mortgage insurance expense, divided by the sum of net interest income plus non-interest income. The Banking Operations' efficiency ratio reflects the expense structure resulting from its relationship with Countrywide Home Loans but does not include allocated corporate expenses. Banking Operation's expense structure was reflective of the Bank's relationship with Countrywide Home Loans. If Banking Operations were a stand-alone entity, the nature and amount of its expenses would differ from those reported. For example, prior to October 2007, the fulfillment fees paid by Countrywide Bank to the Loan Production Sector for origination costs incurred on investment mortgage loans funded by Countrywide Bank were generally determined on an incremental cost basis which is less than would be incurred in an arms-length transaction.

        Banking Operations incurred a pre-tax loss of $219.9 million during 2007, a decrease of $1,604.3 million, from pre-tax earnings of $1,384.4 million for the year-ago period. This decrease resulted primarily from a higher provision for credit losses and an increase in non-interest expense, partially offset by an increase in net interest income. The Banking Operations' provision for credit losses increased by $1,691.0 million during 2007 compared to 2006. The increase in the provision for credit losses was primarily due to higher incurred losses in our loan portfolio driven by the impact of the weakening housing market and significant tightening of available credit on delinquency and default trends as well as portfolio seasoning. The provision for credit losses and the related allowance for credit losses is affected by many factors, including economic conditions (for example, housing prices, interest rates and unemployment rates), borrower credit profiles, delinquency, and loan seasoning and prepayments. Non-interest expense increased $216.1 million reflecting Banking Operations' continuing growth, increased purchases of mortgage insurance for its portfolio of loans held for investment and a $48.8 million increase in deposit insurance expense.

        The components of net interest income of Banking Operations are summarized below:

	Years Ended December 31,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Loans(1)	$72,692,269	$5,183,672	7.13%	$71,945,544	$4,790,697	6.66%
Securities available for sale(2)	14,832,808	833,237	5.62%	5,838,757	282,459	4.84%
Short-term investments	1,044,100	55,659	5.33%	514,081	25,856	5.03%
FHLB securities and FRB stock	1,685,722	100,832	5.98%	1,449,951	83,448	5.76%

Total earning assets	90,254,899	6,173,400	6.84%	79,748,333	5,182,460	6.50%
Allowance for loan losses	(545,071)			(149,392)
Other assets	2,754,863			1,164,213

Total assets	$92,464,691			$80,763,154

Interest-bearing liabilities:
Money market deposits and savings accounts	$14,166,563	709,886	5.01%	$6,755,339	334,134	4.95%
Company-controlled custodial deposits(3)	15,685,364	791,273	5.04%	15,790,741	775,484	4.91%
Time deposits	28,398,247	1,458,019	5.13%	27,308,975	1,277,143	4.68%

Total interest-bearing deposits.	58,250,174	2,959,178	5.08%	49,855,055	2,386,761	4.79%
Borrowings	23,935,646	1,096,715	4.58%	23,268,150	999,702	4.30%

Total interest-bearing liabilities	82,185,820	4,055,893	4.94%	73,123,205	3,386,463	4.63%
Non interest-bearing liabilities and equity:
Checking accounts	2,957,931			1,189,123
Other liabilities	1,511,269			945,387
Shareholder's equity	5,809,671			5,505,439

Total non interest-bearing liabilities and equity	10,278,871			7,639,949

Total liabilities and shareholder's equity	$92,464,691			$80,763,154

Net interest income		$2,117,507			$1,795,997

Net interest spread(4)			1.90%			1.87%
Net interest margin(5)			2.35%			2.25%

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

        The dollar amounts of interest income and interest expense vary depending upon changes in interest rates and upon the relative volumes of our various interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's average interest rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume) and (iii) changes in rate/volume (changes in rate multiplied by the change in volume)—which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below—are as follows:

	Year Ended 2007 vs. 2006
	Increase (Decrease) Due to
			Total Changes
	Volume	Rate
	(in thousands)
Interest-earning assets:
Loans	$60,597	$332,378	$392,975
Securities available for sale	498,598	52,180	550,778
Short-term investments	28,167	1,636	29,803
FHLB securities and FRB stock	13,929	3,455	17,384

Total interest income	$601,291	$389,649	$990,940

Interest-bearing liabilities:
Money market deposits and savings accounts	$371,319	$4,433	$375,752
Company-controlled custodial deposits	(5,203)	20,992	15,789
Time deposits	52,385	128,491	180,876

Total deposits	418,501	153,916	572,417
Total borrowings	29,253	67,760	97,013

Total interest expense	447,754	221,676	669,430

Net interest income	$153,537	$167,973	$321,510

        The increase in net interest income was primarily due to a $10.5 billion, or 13%, increase in average interest-earning assets combined with a 10 basis point increase in net interest margin. The increase in the net interest margin from 2006 was primarily a result of a smaller rate lag impact as the spread between the 12-Month Treasury Average index, which is the index to which most of the Bank's assets are priced, and LIBOR, which is the index to which most of the Bank's liabilities are priced, tightened. In addition, the reduced impact of introductory rates earned on recently funded pay-option loans contributed to the increase in net interest margin as fewer such loans were originated in 2007 compared to the prior year. These positive factors were partially offset by a shift in asset mix to include a larger portion of lower-yielding high-credit quality mortgage-backed securities.

        Banking Operations balance sheets are as follows:

	December 31,
	2007		2006
	Amount	Rate	Amount	Rate
	(dollar amounts in thousands)
Assets
Short-term investments	$3,770,100	4.74%	$50,974	5.14%
Loans, net of allowance for loan losses of $2,141,247 and $294,455, respectively	85,431,706	7.55%	73,415,999	7.39%
Securities available for sale	17,730,604	5.41%	6,208,477	4.63%
FHLB securities and FRB stock	2,170,683	6.00%	1,431,403	5.91%

Total interest-earning assets	109,103,093	7.08%	81,106,853	7.16%
Other assets	3,953,630		1,667,715

Total assets	$113,056,723		$82,774,568

Liabilities and Equity
Deposits:(1)
Customer	$48,057,474	5.15%	$39,904,633	5.08%
Company-controlled escrow deposit accounts	9,604,446	4.76%	14,609,269	5.28%
Borrowings	42,569,657	4.82%	18,997,967	4.35%

Total interest-bearing liabilities	100,231,577	4.98%	73,511,869	4.93%
Non-interest bearing deposits:
Company-controlled escrow deposit accounts	2,986,955		1,128,363
Other	535,526		344,951
Other liabilities	944,699		1,451,003
Shareholder's equity	8,357,966		6,338,382

Total liabilities and equity	$113,056,723		$82,774,568

Primary spread(2)		2.10%		2.23%
Nonaccrual loans	$2,884,067		$519,083

(1)
Includes inter-company deposits.

(2)
Calculated as the yield on total interest-earning assets less the cost of total interest-bearing liabilities.

        Interest-earning assets growth came from the acquisition of high-credit quality mortgage-backed securities from non-affiliates and additions of $36.9 billion to the loans held for investment portfolio, including $18.8 billion of loans transferred from the Mortgage Banking Segment to Banking Operations during 2007.

        The Banking Segment also includes the operations of CWL. CWL's pre-tax earnings decreased by $31.5 million during 2007 in comparison to the prior year. This decline was primarily due to a 56% decrease in average mortgage warehouse advances, which resulted primarily from a decrease in overall market funding activity and to competitive pricing pressure. Warehouse lending advances were $0.9 billion at December 31, 2007 and had an average yield of 6.4% during 2007.

Capital Markets Segment

        Our Capital Markets Segment recorded pre-tax earnings of $15.0 million during 2007, a decrease of $538.5 million, or 97%, from 2006.

        The market dislocation experienced during the current year caused significant disruption to the activities of our Capital Markets Segment. Specifically, the markets in which our Capital Markets Segment operates became illiquid and the availability of financing for certain of the segment's activities was severely reduced. As a result, we were required to curtail certain of our business activities and to sell a significant portion of our trading assets at depressed prices.

        The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Years Ended December 31,
	2007	2006
	(in thousands)
Revenues:
Commercial real estate	$168,937	$104,014
Underwriting	81,284	294,583
Conduit	58,877	394,629
Brokering	53,077	37,260
Securities trading	51,332	113,779
Other	34,790	48,888

Total revenues	448,297	993,153
Expenses:
Operating expenses	409,603	410,189
Allocated corporate expenses	23,737	29,464

Total expenses	433,340	439,653

Pre-tax earnings	$14,957	$553,500

        During 2007, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $168.9 million compared to $104.0 million in 2006. The increase in revenue was due primarily to an increase in the volume of loans sold. However, late in the year our commercial real estate lending activities were substantially curtailed because of the loss of available outside financing and disruptions in the securities market for commercial mortgage-backed securities.

        Our underwriting revenues decreased primarily due to losses in our inventory of securities resulting from the effects of the market dislocation on the value of our holdings from previous underwritings, as well as a 51% reduction in the volume of underwritings during the year.

        During 2007, conduit revenues decreased compared to 2006 due to a reduction in volume of loans sold combined with decreased margins on such sales and write-downs of inventory, partially offset by gains of $306.6 million from credit default swaps used to moderate credit spread risk. The decrease in margins was caused primarily by the market disruption in the latter part of 2007.

        The following table shows the composition of Countrywide Securities Corporation ("CSC") securities trading volume, which includes intersegment trades with the Mortgage Banking Segment, by instrument:

	Years Ended December 31,
	2007	2006
	(in millions)
Mortgage-backed securities	$2,424,191	$2,190,008
Asset-backed securities	65,580	161,434
Other	124,378	154,777

Subtotal(1)	2,614,149	2,506,219
U.S. Treasury securities	1,418,822	1,326,681

Total securities trading volume	$4,032,971	$3,832,900

(1)
Approximately 12% and 15% of the segment's non-U.S. Treasury securities trading volume was with Countrywide Home Loans during 2007 and 2006, respectively.

Insurance Segment

        The Insurance Segment's pre-tax earnings increased by $280.4 million over the prior year, to $600.5 million during 2007. The following table shows pre-tax earnings by component:

	Years Ended December 31,
	2007	2006
	(in thousands)
Balboa Reinsurance Company	$331,514	$215,523
Balboa Life & Casualty(1)	301,916	138,478
Allocated corporate expenses	(32,888)	(33,868)

Total Insurance Segment pre-tax earnings	$600,542	$320,133

(1)
Includes the Balboa Insurance Group and Countrywide Insurance Services.

        The following table shows net insurance premiums earned:

	Years Ended December 31,
	2007	2006
	(in thousands)
Balboa Reinsurance Company	$288,571	$223,613
Balboa Life & Casualty	1,234,963	947,820

Total net insurance premiums earned	$1,523,534	$1,171,433

        The following table shows insurance claim expenses:

	Years Ended December 31,
	2007		2006
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$(7,435)	N/M	$35,753	16%
Balboa Life & Casualty	532,480	43%	413,385	44%

Total insurance claim expenses	$525,045		$449,138

        Our mortgage reinsurance business produced an increase in pre-tax earnings of $116.0 million, or 54%, over the prior year, resulting primarily from a $74.0 million reversal of loss reserves related to the 2003 book of reinsurance business, on which negligible remaining loss exposure was deemed to exist in 2007. Also contributing to the increase in pre-tax earnings was growth of 35% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts.

        On February 14, 2008, Freddie Mac announced a temporary change to its private mortgage insurer requirements. Effective for loans funded on or after June 1, 2008, Freddie Mac-approved private mortgage insurers may not cede new risk if the gross risk or gross premium ceded to captive mortgage companies, such as Balboa Reinsurance Company, is greater than 25 percent. Because the companies for which Balboa Reinsurance Company provides reinsured mortgage insurance are all Freddie Mac-approved private mortgage insurers, this temporary policy change could have a direct impact on all of our reinsurance business.

        Presently, private mortgage insurers cede on average 35% of their premiums to us. Therefore, while Freddie Mac's temporary policy change is in effect, Countrywide will not be able to underwrite the same level of risk or realize the same level of premium revenue on new business as it has in the past. The effect of this temporary change on the profitability of our reinsurance business has not yet been determined and will depend, in part, on the agreements we negotiate with the private mortgage insurance companies whose risk we reinsure during the coming months.

        Our Life and Casualty insurance business produced pre-tax earnings of $301.9 million, an increase of $163.4 million, or 118%, from the prior year. The increase in earnings was primarily driven by a $287.1 million, or 30%, increase in net earned premiums during 2007 in comparison to 2006, partially offset by an $119.1 million increase in insurance claim expenses during 2007 as compared to 2006. The increase in net earned premiums was primarily attributable to growth in lender-placed insurance. The increase in insurance claim expenses was driven by growth in premiums as well as an increase in catastrophe losses. However claim expenses were comparable with 2006 as a percentage of net premiums earned. During 2007, our Life & Casualty business incurred losses of $18.8 million relating to the California wildfires.

        Our Life and Casualty operations seek to earn profits by capitalizing on Countrywide's customer base and institutional relationships, as well as through operating efficiencies and sound underwriting. Insurance risk is managed through the use of reinsurance.

Global Operations Segment

        Global Operation's pre-tax earnings totaled $27.5 million during 2007, a decrease of $1.1 million from 2006. The decrease in earnings was primarily due to the termination of the joint venture with Barclays Bank, PLC in 2006, partially offset by an increase in revenue recognized from the licensing of software to a third party and offshore services provided for other segments of the Company.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

  Gain on Sale of Loans and Securities

        Gain on sale of loans and securities is summarized below:

	Years Ended December 31,
	2007			2006
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	Margin(2)	Loans Sold	Amount	Margin(2)
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$348,596,203	$2,794,813	0.80%	$333,628,014	$3,583,316	1.07%
Nonprime Mortgage Loans	14,087,624	(269,536)	(1.91%)	38,293,998	703,686	1.84%
Prime Home Equity Loans:
Initial Sales	9,371,417	(389,990)	(4.16%)	26,812,059	459,158	1.71%
Subsequent draws	3,881,972	84,877	2.19%	4,301,326	151,611	3.52%

	13,253,389	(305,113)	(2.30%)	31,113,385	610,769	1.96%

Total Production Sector	375,937,216	2,220,164	0.59%	403,035,397	4,897,771	1.22%
Reperforming loans	—	—	0.00%	247,162	2,630	1.06%

	$375,937,216	2,220,164	0.59%	$403,282,559	4,900,401	1.22%

Capital Markets:
Conduit activities(1)	$21,876,714	25,781	0.12%	$62,922,367	356,586	0.57%
Underwriting	N/A	65,499	N/A	N/A	268,252	N/A
Commercial real estate	$7,674,487	121,352	1.58%	$4,738,001	73,614	1.55%
Securities trading and other	N/A	(23,889)	N/A	N/A	18,555	N/A

		188,743			717,007
Other	N/A	25,816	N/A	N/A	64,439	N/A

		$2,434,723			$5,681,847

(1)
Includes loans sourced from the Mortgage Banking Segment.

(2)
Gain on sale as a percentage of loans sold.

        The disruption in the secondary markets during the second half of 2007 for Nonprime Mortgage, Prime Home Equity, and non-conforming prime loans and securities caused a reduction in gain on sale during 2007 in both our Mortgage Banking and Capital Market Segments. The illiquidity and credit spread widening caused by the market disruption negatively impacted the value of such loans and securities and the volume of such loans and securities that were sold.

  Mortgage Banking Segment

        Gain on sale of Prime Mortgage Loans decreased during 2007 as compared to 2006, due primarily to lower margins partially offset by higher sales volume. The decline in margins was due to increased price competition, change in product mix to lower-margin products and a shift in channel mix towards our Correspondent Lending Channel, which has lower margins than our origination channels. Also contributing to the decline in prime gain on sale were write-downs of the mortgage loan and pipeline and inventory of loans and securities in the amount of $322.7 million, resulting primarily from the secondary market disruption in the latter part of the year.

        During 2007, we incurred a loss on sale of Nonprime Mortgage Loans amounting to $269.5 million compared to a gain of $703.7 million in the prior year. This decline is due to lower sales volume combined with decreased margins on such sales. Also contributing to the decline were write-downs of the mortgage loan pipeline and inventory of loans and securities of $546.9 million primarily resulting from the secondary market disruption in 2007 and from the transfer of Nonprime Mortgage Loans held for sale to the loans held for investment portfolio in the first quarter of 2007. The loans transferred to loans held for investment had declined in value as a result of deteriorating market conditions—specifically higher investor yield requirements as well as increased loss assumptions—during the first quarter of 2007. The negative effect of this write-down was partially offset by a $104.2 million gain in credit default swaps, used to moderate credit spread risk.

        During 2007, we incurred a loss on sale of Prime Home Equity Loans of $305.1 million compared to a gain of $610.8 million in 2006. The decline in revenues is due to lower sales volume and decreased margins on such sales combined with write-downs of $592.1 million resulting primarily from the secondary market disruption in 2007.

  Capital Markets Segment

        During 2007, conduit gain on sale decreased compared to 2006 due to a reduction in the volume of loans sold combined with decreased margins on such sales and write-downs of inventory, partially offset by gains of $306.6 million from credit default swaps used to moderate credit spread risk.

        During 2007, both our securities trading and underwriting revenues were negatively impacted by declines in values of the securities sold combined with a decline in volume.

  Net Interest Income and Provision for Loan Losses

        Net interest income is summarized below:

	Years Ended December 31,
	2007	2006
	(in thousands)
Net interest income (expense):
Banking Segment loans and securities	$2,154,466	$1,860,966
Mortgage Banking Segment:
Loans and securities	396,179	591,192
Loan Servicing Sector:
Net interest income on custodial balances	827,911	845,631
Interest expense	(1,074,232)	(718,353)
Capital Markets Segment securities inventory	105,210	94,956
Other	464,531	247,969

Net interest income	2,874,065	2,922,361
Provision for loan losses	(2,286,183)	(233,847)

Net interest income after provision for loan losses	$587,882	$2,688,514

        The increase in net interest income from the Banking Segment was attributable to growth in the amount of average interest-earning assets and to an increase in the net interest margin. Average interest-earning assets in the Banking Segment increased to $92.1 billion during 2007, an increase of $8.1 billion, or 10%, over 2006. Net interest margin in the Banking Segment increased to 2.33% during 2007, from 2.22% during the prior year primarily as a result of a smaller interest rate repricing lag compared to the prior year as well as the segment's portfolio containing a smaller proportion of pay-option ARM loans with reduced introductory interest rates. These positive factors were partially offset by a shift in asset mix to include a larger portion of lower-yielding high-credit quality mortgage-backed securities.

        The decrease in net interest income from the Mortgage Banking Segment loans and securities reflects a decrease in the balance of average interest-earning assets resulting from lower mortgage loan production, and a slight decline in net interest margin from the prior year. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. During the current year the difference between long-term and short-term interest rates was smaller than in the prior year, causing the decrease in net interest margin.

        Interest income on custodial balances is reduced by the interest we are required to pass through to security holders on paid-off loans, which was $336.4 million and $308.1 million during 2007 and 2006, respectively, resulting in a decline in net interest income from custodial balances.

        Interest expense allocated to the Loan Servicing Sector increased primarily due to an increase in total Loan Servicing Sector assets.

        The increase in net interest income from the Capital Markets securities inventory is attributable to an increase in the net interest margin from 0.17% during 2006 to 0.19% during 2007, combined with a 2% increase in the average inventory of securities held.

        The increase in the provision for loan losses was primarily due to higher losses incurred in our portfolio of loans held for investment driven by the impact of the weakening housing market and significant tightening of available credit on delinquency and default trends as well as portfolio seasoning. The impact was most significant on Prime Home Equity Loans and pay-option loans held in our investment portfolio in Banking Operations.

  Loan Servicing Fees and Other Income from MSRs and Retained Interests

        Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Years Ended December 31,
	2007	2006
	(in thousands)
Servicing fees, net of guarantee fees(1)	$4,487,526	$3,804,442
Income from retained interests	508,255	513,136
Late charges	371,488	285,009
Prepayment penalties	214,236	268,191
Global Operations Segment subservicing fees	—	12,034
Ancillary fees	134,938	77,738

Total loan servicing fees and income from MSRs and retained interests	$5,716,443	$4,960,550

(1)
Includes contractually specified servicing fees.

        The increase in servicing fees, net of guarantee fees, was principally due to an 11% increase in the average servicing portfolio, combined with an increase in the overall annualized net service fee earned from 0.320% of the average portfolio balance during 2006 to 0.340% during 2007.

        The decrease in income from retained interests was due primarily to a reduction in the average yield on such instruments from 21% during 2006 to 17% during 2007, partially offset by a 22% increase in the average investment in these assets from 2006 to 2007. Income from retained interests excludes any impairment charges or recoveries, which are included in impairment of retained interests in the consolidated statement of operations. These investments include interest-only, principal-only, certain mortgage pass-through and residual securities that arise from the securitization of mortgage loans, primarily Nonprime Mortgage and Prime Home Equity Loans.

  Realization of Expected Cash Flows from Mortgage Servicing Rights

        The change in fair value of MSRs that is included in operations during 2007 and 2006 consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in fair value resulting from changes in interest rates and other market factors. The realization of expected cash flows from MSRs resulted in a value reduction of $3,012.3 million and $2,932.7 million during 2007 and 2006, respectively.

  Change in Fair Value of Mortgage Servicing Rights

        We recorded a decrease in the fair value of the MSRs in 2007 of $1,085.4 million, primarily as a result of decreasing mortgage rates during the last half of the year which increased expected future prepayment speeds of our agency servicing portfolio. The impact of decreasing interest rates on expected future prepayments in other products was moderated by lower levels of housing turnover and lesser refinance activity due to weakening housing market conditions, reduced secondary market liquidity and significant tightening of available credit. Mortgage rates increased during 2006, and as a result we recorded an increase in the fair value of the MSRs of $171.2 million.

  Impairment of Retained Interests

        Impairment of retained interests is summarized below:

	Years Ended December 31,
	2007		2006
	Impairment	Asset Balance at Period End	Impairment	Asset Balance at Period End
	(in thousands)
Credit-sensitive retained interests	$2,303,789	$736,286	$94,928	$2,064,330
Non credit-sensitive retained interests	77,087	1,714,111	189,762	976,245

Impairment of retained interests	$2,380,876	$2,450,397	$284,690	$3,040,575

        In 2007, we recognized impairment of credit-sensitive retained interests of $2,303.8 million, including $1,928.9 million related to subordinated interests on prime home equity securitizations and $381.9 million related to nonprime and related residual interests. The impairment on prime home equity securitizations consists of impairment of retained interests of $1,224.8 million and impairment losses of $704.1 million related to estimated future draw obligations on the securitizations that have entered or are presently expected to enter rapid amortization status. These impairment charges were the result of the effect of increased estimates for future losses on the loans underlying these securities driven by weakening housing market conditions and significant tightening of available credit. The loss estimate, as measured by gross undiscounted losses embedded in the valuation of subordinated interests as a percentage of the unpaid principal balance of the loans underlying such interests, increased from 3.0% to 11.0% from 2006 to 2007. In addition, increased market yield requirements for these securities contributed to the decline in their value.

        In 2006, impairment of credit-sensitive retained interests was primarily the result of a decline in the value of certain nonprime securities due to compression of the interest rate spread on the residuals we hold because the interest on the collateral is fixed-rate while the pass-through rate is floating.

        In 2007, impairment of the non credit-sensitive retained interests was related to interest-only and principal-only securities and prepayment penalty bonds together with senior and mezzanine securities that we began retaining as a result of the market disruption during 2007. The impairment in the current year is due mainly to a reduction in value of prepayment penalty bonds resulting from slower prepayments combined with a decrease in the value of senior and mezzanine securities due to credit spread widening in the marketplace. These declines were partially offset by an increase in the value of the interest-only securities caused by lower investor yield requirements.

        In 2006, impairment of non credit-sensitive retained interests was related primarily to interest-only securities caused primarily by an increase in market yields required on these securities.

  Servicing Hedge Gains/Losses

        The Servicing Hedge is designed to supplement the macro hedge and to offset a portion of the change in value of MSRs and retained interests recorded in the current year. The values of the derivatives and securities that are the primary components of the Servicing Hedge are tied to long-term mortgage, swap and Treasury rates. Overall, these rates decreased during 2007. We supplemented these instruments with credit default swaps to moderate a negative impact on earnings caused by credit spread-driven declines in fair value during the early part of the year. During this period, credit spreads widened, resulting in a gain related to the credit default swaps. The Servicing Hedge produced a gain of $1,671.9 million, including a $57.2 million gain related to the credit default swaps, net of $763 million of time value decay of the options included in the Servicing Hedge (our "hedge cost"). During 2006, the Servicing Hedge incurred a loss of $613.7 million, including $476 million of hedge cost.

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

  Net Insurance Premiums Earned

        An increase in premiums earned on the lender-placed lines of business, along with an increase in reinsurance premiums earned, contributed to the $352.1 million increase in net insurance premiums earned.

  Other Revenue

        Other revenue consists of the following:

	Years Ended December 31,
	2007	2006
	(in thousands)
Appraisal fees, net	$172,677	$136,989
Title services	65,307	44,185
Credit report fees, net	62,309	73,845
Insurance agency commissions	29,459	29,574
Increase in cash surrender value of life insurance	29,111	22,869
Global Operations Segment processing fees	8,835	22,068
Other(1)	237,851	245,149

Total other revenue	$605,549	$574,679

(1)
Includes restructuring charges of $38.4 million related to fixed assets during 2007.

  Compensation Expenses

        Compensation expenses decreased $209.0 million, or 5%, during 2007 as compared to 2006 as summarized below:

	Years Ended December 31,
	2007	2006
	(in thousands)
Base salaries	$2,429,449	$2,317,613
Incentive bonus and commissions	1,566,528	1,914,284
Payroll taxes and other benefits(1)	798,144	845,934
Deferral of loan origination costs	(629,098)	(703,846)

Total compensation expenses	$4,165,023	$4,373,985

(1)
Includes restructuring charges of $29.5 million during 2007.

        Average workforce by segment is summarized below:

	Years Ended December 31,
	2007	2006
Mortgage Banking	40,032	40,806
Banking	2,312	2,276
Capital Markets	975	802
Insurance	2,257	2,106
Global Operations	3,717	2,315
Corporate Administration	6,846	7,072

Average workforce, including temporary staff	56,139	55,377

        Compensation expense reductions occurred in the Mortgage Banking and Capital Markets Segments, as well as in Corporate Administration.

  •
  In the Mortgage Banking Segment, compensation expenses decreased $166.5 million, or 5%, before deferral of loan origination costs. The decrease came from the Loan Production Sector, where compensation expenses decreased $245.0 million, or 8%, because of a change in channel mix, which reduced production-related compensation costs, coupled with a 5% decrease in average staff due to the decrease in production volume. This decrease was partially offset by an increase of $49.9 million in the Loan Servicing Sector due to continuing growth in the servicing portfolio and rising delinquencies and an increase of $28.6 million in the Loan Closing Services Sector due to an increase in average headcount in the appraisal and title and default business due to increased foreclosure activity.

  •
  In Corporate Administration, compensation expense reductions primarily related to reductions in stock-based compensation and pension expenses as well as to reduced staffing levels.

  •
  In the Capital Markets Segment, compensation expense decreased by $16.6 million mainly due to decrease in incentive compensation, which is mostly tied to this Segment's revenues.

        Incremental direct costs associated with the origination of loans are deferred when incurred. Subsequent treatment of these costs is based on whether the loans are held for sale or held for investment. If the loan is sold, the costs deferred are included as a component of gain on sale in the period sold; if the loan is held for investment, the deferred costs are amortized to interest income over the life of the loan. Deferral of loan origination costs decreased due to a decrease in the volume of loans produced.

  Occupancy and Other Office Expenses

        Occupancy and other office expenses are summarized below:

	Years Ended December 31,
	2007	2006
	(in thousands)
Office and equipment rentals	$256,585	$230,634
Depreciation	235,015	206,498
Utilities	171,611	161,598
Postage and courier service	106,997	109,889
Office supplies	80,271	85,635
Dues and subscriptions	62,354	64,398
Repairs and maintenance	56,389	77,629
Other(1)	157,004	93,883

Total occupancy and other office expenses	$1,126,226	$1,030,164

(1)
Includes restructuring charges of $76.3 million during 2007.

        During 2007, occupancy and other office expenses increased by 9%, or $96.1 million, reflecting restructuring costs and the opening of 96 Banking Operations financial centers.

  Insurance Claim Expenses

        Insurance claim expenses were $525.0 million during 2007 as compared to $449.1 million for the prior year. The increase in insurance claim expenses was driven by growth in earned premiums and a $30.5 million increase in catastrophe losses in comparison to 2006. The increase was partially offset by a $74.0 million reversal of loss reserves related to the 2003 reinsurance book of business, on which negligible remaining loss exposure was deemed to exist in 2007 compared to a reversal of $6.3 million of loss reserves related to the 2002 reinsurance book of business in 2006.

  Advertising and Promotion Expenses

        Advertising and promotion expenses increased 23% from 2006, as a result of the increasing competition for lending business as mortgage market volumes decline.

  Other Operating Expenses

        Other operating expenses are summarized below:

	Years Ended December 31,
	2007	2006
	(in thousands)
Insurance commission expense	$193,590	$188,872
Legal, consulting, accounting and auditing expenses	191,695	239,919
Losses on servicing-related advances	102,420	62,749
Travel and entertainment	95,510	122,756
Mortgage insurance	92,279	46,204
Operations of foreclosed real estate	86,563	38,367
Insurance	82,890	26,797
Software amortization and impairment	75,301	59,198
Taxes and licenses	73,883	58,427
Other	343,865	237,014
Deferral of loan origination costs	(104,345)	(111,249)

Total other operating expenses	$1,233,651	$969,054

Results of Operations Comparison—Year Ended December 31, 2006 ("2006") and Year Ended December 31, 2005 ("2005")

  Consolidated Earnings Performance

        Net earnings for 2006 were $2,674.8 million, a 6% increase from 2005. Our diluted earnings per share were $4.30, a 5% increase from the prior year.

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

Operating Segment Results

        Pre-tax earnings (loss) by segment are summarized below:

	Years Ended December 31,
	2006	2005
	(in thousands)
Mortgage Banking:
Loan Production	$1,310,895	$1,659,457
Loan Servicing	660,021	669,611
Loan Closing Services	91,483	105,457

Total Mortgage Banking	2,062,399	2,434,525

Banking	1,380,384	1,074,480
Capital Markets	553,500	451,629
Insurance	320,133	183,716
Global Operations	28,642	35,353
Other	(10,923)	(31,937)

Total	$4,334,135	$4,147,766

        The pre-tax earnings (loss) of each segment include intercompany transactions, which are eliminated in the "other" category.

        Total loan production by segment and product, net of intersegment sales, is summarized below:

	Years Ended December 31,
	2006	2005
	(in millions)
Segment:
Mortgage Banking	$421,084	$427,916
Banking Operations	23,759	46,432
Capital Markets—Conduit acquisitions from nonaffiliates	17,658	21,028

Total Residential Mortgage Loan Fundings	462,501	495,376
Commercial Real Estate	5,671	3,925

	$468,172	$499,301

Product:
Prime Mortgage	$374,029	$405,889
Prime Home Equity	47,876	44,850
Nonprime Mortgage	40,596	44,637
Commercial Real Estate	5,671	3,925

	$468,172	$499,301

        Our total loan production was $468.2 billion for 2006, a 6% decrease from 2005. The decrease was primarily due to a 5% decrease in total U.S. residential mortgage production, offset by an increase in our market share.

        The following table summarizes loan production by purpose and by interest rate type:

	Years Ended December 31,
	2006	2005
	(in millions)
Purpose:
Non-purchase	$257,031	$263,260
Purchase	211,141	236,041

	$468,172	$499,301

Interest Rate Type:
Fixed	$256,087	$237,724
Adjustable	212,085	261,577

	$468,172	$499,301

Mortgage Banking Segment

        The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors.

  Loan Production Sector

        The following table summarizes Mortgage Banking loan production by channel, by mortgage loan type, by purpose and by interest rate type:

	Years Ended December 31,(1)
	2006	2005
	(in millions)
Channel:
Originated:
Retail:
Consumer Markets	$118,596	$120,324
Full Spectrum Lending	35,067	25,670

	153,663	145,994
Wholesale Lending	89,393	83,564

Total originated	243,056	229,558
Purchased—Correspondent Lending	178,028	198,358

	$421,084	$427,916

Mortgage Loan Type:
Prime Mortgage	$344,370	$354,493
Prime Home Equity	39,962	33,334
Nonprime Mortgage	36,752	40,089

	$421,084	$427,916

Purpose:
Non-purchase	$230,536	$226,400
Purchase	190,548	201,516

	$421,084	$427,916

Interest Rate Type:
Fixed	$245,215	$224,692
Adjustable	175,869	203,224

	$421,084	$427,916

(1)
$106.0 billion and $8.1 billion of Mortgage Banking loan production was funded by Countrywide Bank during 2006 and 2005, respectively.

        The pre-tax earnings of the Loan Production Sector are summarized below:

	Years Ended December 31,
	2006		2005
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$3,992,395		$3,223,177
Nonprime Mortgage	847,314		1,096,145
Prime Home Equity	809,069		820,072

Total revenues	5,648,778	1.34%	5,139,394	1.20%

Expenses:
Compensation	2,346,670	0.56%	2,015,339	0.47%
Other operating	1,435,460	0.34%	1,054,173	0.24%
Allocated corporate	555,753	0.13%	410,425	0.10%

Total expenses	4,337,883	1.03%	3,479,937	0.81%

Pre-tax earnings	$1,310,895	0.31%	$1,659,457	0.39%

Total Mortgage Banking loan production	$421,084,000		$427,916,000

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

        Expenses (in dollars and as a percentage of loans produced) increased from the prior year, primarily due to costs incurred to support our investment in expanding the loan sales force and distributed branch network in furtherance of our long-term strategy of market share growth. In addition, a lower deferral rate of expenses under Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, contributed to the increase in expenses.

        Following is a summary of our loan origination channels' sales organizations:

	December 31,
	2006			2005
		Facilities			Facilities
	Sales Force	Branches	Call Centers	Sales Force	Branches	Call Centers
Channel:
Retail:
Consumer Markets	8,897	773	5	8,442	662	4
Full Spectrum Lending	6,071	226	11	4,871	195	7

	14,968	999	16	13,313	857	11
Wholesale Lending	1,510	52	—	1,311	52	—
Correspondent Lending	184	—	—	182	—	—

	16,662	1,051	16	14,806	909	11

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

  Loan Servicing Sector

        Our Loan Servicing Sector had a workforce of approximately 7,000 servicing almost 8.2 million mortgage loans at December 31, 2006.

        Our servicing portfolio grew to $1.3 trillion at December 31, 2006, a 17% increase from December 31, 2005. At the same time, the overall weighted-average note rate of loans in our servicing portfolio increased to 6.5% from 6.1% at December 31, 2005.

        The following table summarizes the results for the Loan Servicing Sector:

	Years Ended December 31,
	2006		2005
	Amount	Percentage of Average Servicing Portfolio	Amount	Percentage of Average Servicing Portfolio
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$3,804,442	0.320%	$3,194,395	0.333%
Escrow balance income	845,631	0.071%	366,848	0.038%
Miscellaneous fees	645,001	0.054%	508,576	0.053%
Income from retained interests	513,136	0.043%	455,986	0.048%
Realization of expected cash flows from mortgage servicing rights	(2,931,584)	(0.246%)	—	—
Amortization of mortgage servicing rights	—	—	(2,288,354)	(0.238%)

Operating revenues	2,876,626	0.242%	2,237,451	0.234%

Direct expenses	742,802	0.062%	647,898	0.067%
Allocated corporate expenses	85,789	0.007%	64,659	0.007%

Total expenses	828,591	0.069%	712,557	0.074%

Operating earnings	2,048,035	0.173%	1,524,894	0.160%
Interest expense	(663,180)	(0.056%)	(330,431)	(0.035%)
Provision for loan losses	—	—	(23,724)	(0.002%)
Change in fair value of mortgage servicing rights	170,989	0.014%	—	—
Recovery of mortgage servicing rights	—	—	387,851	0.040%
Impairment of non credit-sensitive retained interests	(187,346)	(0.016%)	(104,794)	(0.011%)
Servicing Hedge loss	(613,706)	(0.051%)	(523,078)	(0.055%)

Valuation changes, net of Servicing Hedge	(630,063)	(0.053%)	(240,021)	(0.026%)

Pre-tax earnings before credit-sensitive retained interests	754,792	0.064%	930,718	0.097%
Impairment of credit-sensitive retained interests	(94,771)	(0.008%)	(261,107)	(0.027%)

Credit-sensitive valuation changes	(94,771)	(0.008%)	(261,107)	(0.027%)

Pre-tax earnings	$660,021	0.056%	$669,611	0.070%

Average servicing portfolio	$1,188,101,000		$959,691,000

        Pre-tax earnings before credit-sensitive retained interests in the Loan Servicing Sector were $754.8 million during 2006, a decrease of $175.9 million from 2005. The decrease is primarily due to valuation changes, net of Servicing Hedge and increased interest expense offset by an improvement in operating revenues. The increase in interest expense was driven by a larger average investment in Servicing Sector assets, increased leverage on those assets and increased cost of debt. The increase in operating revenues was due mainly to a larger portfolio and higher escrow balance benefit resulting from an increase in the escrow earnings rate. Loan Servicing Sector was positively impacted by a reduction in impairment of credit-sensitive retained interests of $166.3 million as compared to 2005.

        As a result of the adoption of Statement of Financial Accounting Standards No. 156—Accounting for Servicing of Financial Assets ("SFAS 156"), MSRs are carried at fair value with the change in value recorded in current period earnings. The primary factors causing a change in fair value of MSRs are changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates and other market factors (shown as "Change in fair value of mortgage servicing rights" in the preceding table) and realization of expected cash flows from MSRs.

  Loan Closing Services Sector

        The LandSafe companies produced $91.5 million in pre-tax earnings in 2006, representing a decrease of 13% from 2005. The decrease in LandSafe's pre-tax earnings was primarily due to the decline in loan production.

Banking Segment

        Banking Operations sources the loan production for its investment portfolio from the Mortgage Banking production channels and through purchases from nonaffiliated entities. Following is a summary of Banking Operations' loan acquisitions by source:

	Years Ended December 31,
	2006	2005
	(in millions)
Purchases from non-affiliates	$8,196	$4,429
Correspondent Lending	7,302	13,529
Wholesale Lending	6,144	19,178
Consumer Markets	2,117	9,296

	$23,759	$46,432

        The loan production retained in our investment portfolio was $23.8 billion in 2006, compared to $46.4 billion in 2005. This decline contributed to slower asset growth in our Banking Operations.

        The Banking Segment achieved pre-tax earnings of $1,380.4 million during 2006, compared to $1,074.5 million for the prior year. Following is the composition of pre-tax earnings:

	Years Ended December 31,
	2006	2005
	(in thousands)
Banking Operations	$1,384,390	$1,017,313
CWL	56,158	90,033
Allocated corporate expenses	(60,164)	(32,866)

Total Banking Segment pre-tax earnings	$1,380,384	$1,074,480

        The revenues and expenses of Banking Operations are summarized in the following table:

	Years Ended December 31,
	2006	2005
	(dollar amounts in thousands)
Interest income	$5,182,460	$3,219,590
Interest expense	(3,386,463)	(1,938,450)

Net interest income	1,795,997	1,281,140
Provision for credit losses(1)	(156,889)	(81,644)

Net interest income after provision for credit losses	1,639,108	1,199,496
Non-interest income	147,702	147,990
Non-interest expense:
Mortgage insurance expense	(46,204)	(25,698)
Other non-interest expense	(356,216)	(304,475)

Pre-tax earnings	$1,384,390	$1,017,313

Efficiency ratio(2)	21%	23%
After-tax return on average assets	1.05%	1.01%

(1)
Includes provision for loan losses plus provision for losses on unfunded loan commitments.

(2)
Non-interest expense, including mortgage insurance expense, divided by the sum of net interest income plus non-interest income. The Banking Operations' efficiency ratio reflects the expense structure resulting from its relationship with CHL but does not include allocated corporate expenses. If the Banking Operations were a stand-alone entity, the nature and amount of its expenses would differ from those reported. For example, the fulfillment fees paid by Countrywide Bank to the Loan Production Sector for origination costs incurred on investment mortgage loans funded by Countrywide Bank are generally determined on an incremental cost basis which is less than would be incurred in an arms-length transaction.

        The Banking Operation's provision for credit losses increased by $75.2 million during 2006 compared to 2005. This increase reflects increased delinquencies and loss levels resulting from seasoning of loans acquired during the past years of rapid portfolio growth, as well as prevailing real estate and market conditions. In addition, current portfolio growth has also contributed to the increase in the provision for credit losses. The increase in the Banking Operation's provision for credit losses is partially offset by provision reductions which occur when the Bank requires the Mortgage Banking Segment to purchase loans sourced by the Production Sector for underwriting or processing defects or other matters. The provision for credit losses and the related allowance for credit losses is impacted by many factors, including economic conditions (for example, housing prices, interest rates and unemployment rates), the borrower's credit profile, the loan's payment requirements, delinquency, loan seasoning and prepayments. Non-interest expense increased $72.2 million reflecting Banking Operations' continuing growth and increased purchases of mortgage insurance for its portfolio of loans held for investment.

        The components of net interest income of Banking Operations are summarized below:

	Years Ended December 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Loans(1)	$71,945,544	$4,790,697	6.66%	$52,741,015	$2,861,280	5.43%
Securities available for sale(2)	5,838,757	282,459	4.84%	6,091,499	284,867	4.68%
Short-term investments	514,081	25,856	5.03%	723,341	25,049	3.46%
FHLB securities and FRB stock	1,449,951	83,448	5.76%	1,131,121	48,394	4.28%

Total earning assets	79,748,333	5,182,460	6.50%	60,686,976	3,219,590	5.31%
Allowance for loan losses	(149,392)			(77,150)
Other assets	1,164,213			714,995

Total assets	$80,763,154			$61,324,821

Interest-bearing liabilities:
Money market deposits and savings accounts	$6,755,339	334,134	4.95%	$2,735,107	98,878	3.62%
Company-controlled custodial deposits(3)	15,790,741	775,484	4.91%	11,895,480	382,332	3.21%
Time deposits	27,308,975	1,277,143	4.68%	16,204,803	585,139	3.61%

Total interest-bearing deposits	49,855,055	2,386,761	4.79%	30,835,390	1,066,349	3.46%
Borrowings	23,268,150	999,702	4.30%	25,261,698	872,101	3.45%

Total interest-bearing liabilities	73,123,205	3,386,463	4.63%	56,097,088	1,938,450	3.46%
Non interest-bearing liabilities and equity:
Checking accounts	1,189,123			460,624
Other liabilities	945,387			777,737
Shareholder's equity	5,505,439			3,989,372

Total non interest-bearing liabilities and equity	7,639,949			5,227,733

Total liabilities and shareholder's equity	$80,763,154			$61,324,821

Net interest income		$1,795,997			$1,281,140

Net interest spread(4)			1.87%			1.85%
Net interest margin(5)			2.25%			2.11%

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

        The dollar amounts of interest income and interest expense vary depending upon changes in interest rates and upon relative volumes of our various interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume), and (iii) changes in rate/volume (changes in rate multiplied by the change in volume)—which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below—are as follows:

	Year Ended 2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
	(in thousands)
Interest-earning assets:
Loans	$1,107,833	$821,584	$1,929,417
Securities available for sale	(12,042)	9,634	(2,408)
Short-term investments	(8,525)	9,332	807
FHLB securities and FRB stock	15,662	19,392	35,054

Total interest income	$1,102,928	$859,942	$1,962,870

Interest-bearing liabilities:
Money market deposits and savings accounts	$188,130	$47,126	$235,256
Company-controlled custodial deposits	150,500	242,652	393,152
Time deposits	483,676	208,328	692,004

Total deposits	822,306	498,106	1,320,412
Total borrowings	(72,928)	200,529	127,601

Total interest expense	749,378	698,635	1,448,013

Net interest income	$353,550	$161,307	$514,857

        The increase in net interest income is primarily due to a $19.1 billion or 31% increase in average interest-earning assets, combined with a 14 basis point increase in net interest margin. The increase in the net interest margin from the prior year was a result of the reduced impact of teaser rates earned on recently funded pay-option ARM loans owing to the reduced level of additions in 2006 combined with an increase in the proportion of the non-interest bearing liabilities and equity used to finance interest-earning assets. These benefits were partially offset by an increase in 2006 in the repricing lag between the LIBOR rates to which most of the Banking Operations' liabilities are indexed and the MTA index (12-month Treasury Average) to which an increasing percentage of its assets are indexed.

        Banking Operations balance sheets are as follows:

	December 31,
	2006		2005
	Amount	Rate	Amount	Rate
	(dollar amounts in thousands)
Assets
Short-term investments	$50,974	5.14%	$245,046	4.08%
Loans, net of allowance for loan losses of $294,455 and $102,680, respectively	73,415,999	7.39%	64,279,198	6.11%
Securities available for sale	6,208,477	4.63%	6,250,929	5.02%
FHLB securities and FRB stock	1,431,403	5.91%	1,332,820	4.73%

Total interest-earning assets	81,106,853	7.16%	72,107,993	5.98%
Other assets	1,667,715		918,613

Total assets	$82,774,568		$73,026,606

Liabilities and Equity
Deposits:(1)
Customer	$39,904,633	5.08%	$25,299,605	4.09%
Company-controlled escrow deposit accounts	14,609,269	5.28%	13,332,801	4.18%
Borrowings	18,997,967	4.35%	27,546,739	3.90%

Total interest-bearing liabilities	73,511,869	4.93%	66,179,145	4.03%
Non-interest bearing deposits:
Company-controlled escrow deposit accounts	1,128,363		816,664
Other	344,951		110,070
Other liabilities	1,451,003		647,338
Shareholder's equity	6,338,382		5,273,389

Total liabilities and equity	$82,774,568		$73,026,606

Primary spread(2)		2.23%		1.95%
Nonaccrual loans	$519,083		$153,942

(1)
Includes inter-company deposits.

(2)
Calculated as the yield on total interest-earning assets less the cost of total interest-bearing liabilities.

        The Banking Segment also includes the operations of CWL. CWL's pre-tax earnings decreased by $33.9 million during 2006, in comparison to the prior year, primarily due to a 31% or $1.9 billion decrease in average mortgage warehouse advances, which resulted primarily from a decrease in overall market funding activity. Warehouse lending advances were $3.2 billion at December 31, 2006 and had an average yield of 6.3% during the year then ended.

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

        The following table shows the composition of CSC's securities trading volume, which includes intersegment trades with the Mortgage Banking Segment, by instrument:

	Years Ended December 31,
	2006	2005
	(in millions)
Mortgage-backed securities	$2,190,008	$1,841,783
Asset-backed securities	161,434	163,975
Other	154,777	125,508

Subtotal(1)	2,506,219	2,131,266
U.S. Treasury securities	1,326,681	1,420,217

Total securities trading volume	$3,832,900	$3,551,483

(1)
Approximately 15% and 16% of the segment's non-U.S. Treasury securities trading volume was with CHL during 2006 and 2005, respectively.

        Trading volume in U.S. Treasury securities decreased $93.5 billion or 7% from 2005 because of less favorable market conditions, including the inverted yield curve and lower volatility in the market during 2006 as compared to 2005.

Insurance Segment

        The Insurance Segment's pre-tax earnings increased by $136.4 million over the prior year to $320.1 million during 2006. The following table shows pre-tax earnings by component:

	Years Ended December 31,
	2006	2005
	(in thousands)
Balboa Reinsurance Company	$215,523	$178,647
Balboa Life & Casualty(1)	138,478	23,836
Allocated corporate expenses	(33,868)	(18,767)

Total Insurance Segment pre-tax earnings	$320,133	$183,716

(1)
Includes the Balboa Insurance Group and the Countrywide Insurance Services.

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

        The increase in Capital Markets' gain on sale related to its conduit activities was due to increased sales of mortgage loans and improved margins. The increase in Capital Markets' gain on sale related to its commercial real estate activities was due to an increase in sales, partially offset by a decrease in margins resulting from price competition and a change in the mix of products sold. Capital Markets' revenues from its securities trading activities consist of gain on sale and interest income. In a steep yield curve environment, net interest income will comprise a larger percentage of total securities trading revenue. As the yield curve flattens and inverts, the mix of revenues will shift toward gain on sale of securities. During 2006, the yield curve was flatter than in 2005 and was inverted during part of the year, which resulted in a shift in trading revenues from interest income to gain on sale.

        For the Mortgage Banking Segment, the effects of changes in the volume of loan sales and the margin on sale on the amount of gain on sale is summarized in the following table:

	Year Ended 2006 vs. 2005
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

        Net interest income from custodial balances increased in the current year primarily due to an increase in the earnings rate from 3.26% during 2005, to 5.18% during 2006, and to a lesser extent to an increase of $445.7 million, or 2%, in average custodial balances over the prior year. Interest income on custodial balances is reduced by the interest we are required to pass through to security holders on paid-off loans. We are required to pass through a full month's interest to security holders on paid-off loans, regardless of the payoff date, at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $308.1 million and $343.2 million in 2006 and 2005, respectively.

        Interest expense allocated to the Loan Servicing Sector increased primarily due to the effect of rising interest rates, combined with an increase in total Servicing Sector assets and increased leverage of those assets.

        The decrease in net interest income from the Capital Markets' securities portfolio is attributable to a decrease in the net interest margin from 0.36% in 2005 to 0.17% in 2006, partially offset by an increase of 18% in the average inventory of securities held. The decrease in the net interest margin earned on the securities portfolio is primarily due to the flattening and inversion of the yield curve. The decline in net interest income was offset by an increase in gain on sale of loans.

        The increase in the provision for loan losses is due to the continuing growth and seasoning of the Banking Segment's loan portfolio. In addition, deteriorating credit performance of loans held for investment in our Mortgage Banking Segment during 2006 contributed to the increase in the provision for loan losses. A significant portion of these loans have been liquidated or written down and transferred to held for sale as evidenced by an increase in Mortgage Banking Segment charge-offs during 2006. For further discussion of credit risk see the section in this report entitled Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Management.

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

        The increase in income from retained interests was due primarily to a 22% increase in the average investment in these assets, partially offset by a reduction in the average yield from 22% to 21%. Income from retained interests excludes any impairment charges or recoveries, which are included in impairment of retained interests in the consolidated statements of operations. These investments include interest-only, principal-only and residual securities that arise from the securitization of mortgage loans, primarily Nonprime Mortgage and Prime Home Equity Loans.

  Realization of Expected Cash Flows from Mortgage Servicing Rights

        Effective January 1, 2006, we adopted SFAS 156 and elected to carry our MSRs at fair value with changes in fair value recorded in earnings. The change in fair value of the MSRs that is included in earnings for 2006 consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in value resulting from changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates, and other market factors. The realization of expected cash flows from MSRs during 2006 resulted in a value reduction of $2,932.7 million.

  Change in Fair Value of Mortgage Servicing Rights

        We recorded an increase in the fair value of the MSRs in 2006 of $171.2 million primarily as a result of the increase in mortgage rates during the period.

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

  Impairment of Retained Interests

        Impairment of retained interests is summarized below:

	Years Ended December 31,
	2006		2005
	Impairment	Asset Balance at Period End	Impairment	Asset Balance at Period End
	(in thousands)
Credit-sensitive retained interests	$94,928	$2,064,330	$258,990	$1,772,426
Non credit-sensitive retained interests	189,762	976,245	105,516	618,917

Impairment of retained interests	$284,690	$3,040,575	$364,506	$2,391,343

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

  Servicing Hedge Losses

        The Servicing Hedge is designed to supplement the macro hedge and to offset a portion of the change in value of MSRs and retained interests caused by changes in interest rates recorded in current period earnings. The values of the derivatives that are the primary components of the Servicing Hedge are tied to long-term Treasury, Eurodollar, mortgage and swap rate indices. During 2006, the Servicing Hedge incurred a loss of $613.7 million, including $476 million of hedge costs of the options included in the Servicing Hedge. During 2005, the Servicing Hedge incurred a loss of $523.1 million, including $564 million of hedge cost.

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

  Compensation Expenses

        Compensation expenses increased $758.5 million, or 21%, during 2006 as compared to 2005 as summarized below:

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

        In the Loan Production Sector, compensation expenses increased $65.0 million, or 2%, prior to the deferral of loan origination costs, because of a 15% increase in average staff to support our long-term objective of market share growth.

        In the Loan Servicing Sector, compensation expense increased $59.6 million, or 20%, to accommodate a 10% increase in the number of loans serviced as well as an increased focus on customer satisfaction and on regulatory compliance. Compensation expenses increased $388.1 million in most other business segments and corporate areas, reflecting growth in the Company.

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

  Occupancy and Other Office Expenses

        Occupancy and other office expenses are summarized below:

	Years Ended December 31,
	2006	2005
	(in thousands)
Office and equipment rentals	$230,634	$186,335
Depreciation	206,498	181,598
Utilities	161,598	134,735
Postage and courier service	109,889	101,064
Office supplies	85,635	85,232
Repairs and maintenance	77,629	63,756
Dues and subscriptions	64,398	53,154
Other	93,883	73,806

Total occupancy and other office expenses	$1,030,164	$879,680

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

  Other Operating Expenses

        Other operating expenses are summarized below:

	Years Ended December 31,
	2006	2005
	(in thousands)
Legal, consulting, accounting and auditing expenses	$239,919	$141,028
Insurance commission expense	188,872	166,970
Travel and entertainment	122,756	115,473
Losses on servicing-related advances	62,749	51,370
Software amortization and impairment	59,198	64,962
Taxes and licenses	58,427	49,488
Mortgage insurance	46,204	25,698
Operations of foreclosed real estate	38,367	27,852
Insurance	26,797	29,373
Other	237,014	186,131
Deferral of loan origination costs	(111,249)	(155,333)

Total other operating expenses	$969,054	$703,012

        The increase in operating expenses reflects overall growth in the Company.

Liquidity and Capital Resources

        We meet our financing requirements using a combination of debt and equity capital. Our short-term financing needs arise primarily from our holding of mortgage loans pending sale, the trading activities of our broker-dealer and our warehouse lending business. Our long-term financing needs arise primarily from our investments in our mortgage loan portfolio, MSRs and retained interests and the financial instruments acquired to manage the interest rate risk associated with those investments. The structure and mix of our debt and equity capital are primarily driven by our strategic objectives but are also influenced by regulatory and credit rating agency requirements as well as capital markets conditions. These factors affect the type of financing we are able to obtain and the rate at which we are able to grow.

        Our primary sources of debt include deposits taken by our Bank, FHLB advances, the public corporate debt markets, unsecured bank lines, repurchase agreements and the secondary mortgage market. Our primary source of equity capital is retained earnings. From time to time, we may issue common or preferred stock, subordinated debt or other high-equity content securities as a means of increasing our capital base and supporting our growth. To this end, in the third quarter we issued 20,000 shares of 7.25% Series B non-voting convertible preferred stock, par value $0.05 per share, for an aggregate price of $2.0 billion. The preferred stock ranks senior to our common stock with respect to payment of dividends and distribution upon liquidation. We also have $2.2 billion outstanding in junior subordinated debentures that receive varying degrees of "equity treatment" from rating agencies, bank lenders and regulators. In addition, we have a $5.9 billion deferred tax liability related to our MSRs that would offset a portion of any realized loss in the value of our MSRs, and which is generally offset against our MSRs in determining our capital requirements.

        In connection with a share repurchase program authorized by our Board of Directors, we entered into an agreement to purchase 60.1 million shares of our outstanding common stock for an aggregate purchase price of $2.4 billion under an accelerated share repurchase program. The transaction was subject to a market price adjustment payment based on the actual volume-weighted average price of our common stock during the repurchase period. The price adjustment payment was settled, at our election by the delivery to us of an additional 124,512 shares of our common stock in the second quarter of 2007.

  Liquidity Management

        Liquidity risk is the risk that we will be unable to meet our obligations as they come due because of an inability to liquidate assets at prices approximating book value or obtain adequate funding because of inadequate market depth or market disruptions. We manage our liquidity on a legal entity basis, as appropriate, due to debt covenants and regulatory requirements.

        We have developed a comprehensive Liquidity Management Plan ("LMP") to moderate liquidity risk with the goal of maintaining adequate, appropriate and cost-effective sources of liquidity under all market conditions. A key element of the LMP is the requirement that we maintain sufficient sources of contingent liquidity to fund our business in the event of market disruptions of varying severities and duration. Contingent liquidity sources include credit facilities or financing programs under which our creditors are committed to fund in a stressed environment or are otherwise deemed to be reliable. They also include highly liquid, unencumbered assets that can be converted to cash, via sale or financing, within 30 days.

        Another key element of the LMP is to finance our assets in a manner consistent with their liquidity profile. Liquid assets are those that can be liquidated within 30 days under all market conditions by sale (at prices no less than values reported on our balance sheet prepared in accordance with generally accepted accounting principles) or are readily able to be financed. These assets primarily consist of mortgage loans held for sale, trading securities, available-for-sale securities and warehouse advance lines. Liquid assets are financed using a combination of committed warehouse financing programs including unsecured and secured revolving lines of credit, federal funds, repurchase agreements and short-term deposits.

        Less liquid assets are those that are not readily saleable into active markets or, as in the case of our investments in mortgage loans, are not intended to be sold. These assets primarily consist of mortgage loans held for investment, MSRs and retained interests. Less liquid assets are financed with long-term capital, which we define for this purpose as equity and debt, including long-term deposits, with a maturity greater than six months.

        We regularly forecast our potential operating cash needs over a rolling twelve-month horizon, taking into account, among other things, loan commitments, debt maturities and potential peak balance sheet levels under several interest rate scenarios. We also forecast our potential operating cash needs in various stress scenarios to determine our contingent liquidity needs. Based on these forecasts, we size our existing financing programs and, if necessary, establish new ones to meet expected future operating cash requirements. The forecasts are also used to size our contingent liquidity sources, which are credit facilities or financing programs under which our creditors are committed to fund or depositors are expected to participate.

        Our ability to finance our operations is subject to the risk that expected sources of financing become unavailable to us because of market events or of changing perceptions of Countrywide's creditworthiness. For example, in the event our credit ratings were to drop below "investment grade," our access to the public corporate debt markets could be severely limited and our ability to attract and retain commercial deposits and arrange other sources of financing would become constrained.

        Liquidity risk was highlighted during the second half of 2007, when the non-agency segments of the secondary mortgage market were severely restricted by illiquidity driven by wider credit spreads. The commercial paper and repurchase agreement segments of the public corporate debt markets were also severely restricted, particularly for mortgage companies and other financial institutions. These conditions have not abated through the date of this Report.

        In response to severe disruption in the secondary mortgage market and short-term and unsecured debt markets in the second half of 2007, we took the following actions to enhance our liquidity and capital position:

  •
  Accelerated the integration of our mortgage banking activities into our bank subsidiary which has access to stable, non-capital markets based funding

  •
  Significantly changed our underwriting standards to focus the majority of our loan production on loans that are available for direct sale to or securitization into programs sponsored by the government-sponsored agencies

  •
  Modified our funding structure by significantly reducing our reliance on the public debt and non-agency secondary mortgage markets and instead relied on our reliable contingent liquidity sources to fund our business, including drawing the full $11.5 billion amount of our committed revolving credit facilities established to provide liquidity in the event of a disruption in the commercial paper market.

        As a result of these changes, our funding structure has evolved such that it more closely resembles that of a thrift holding company rather than that of a finance company with a banking subsidiary.

        We believe that we have adequate liquidity to meet our obligations, including—but not limited to—our commitments to lend, maturities of debt and obligations to fund rapid amortization events. At December 31, 2007, we estimate that we have available liquidity totaling $36.6 billion. We classify a facility as reliable when the facility is provided by a government-sponsored enterprise or when it is contractually committed to us and we have paid a commitment fee in exchange for the facility. While current market conditions present challenges to us, the funding structure that we have migrated toward has allowed us to change our sources of funding away from those that have higher refinancing risk toward more stable and reliable sources such as deposits and FHLB advances. We supplement these sources with committed secured and unsecured revolving credit facilities provided by highly rated banks.

  Deposit Liabilities

        We offer both retail and commercial deposit accounts which provide an important source of liquidity to us. These deposits are sourced through our banking centers, call centers, website and through deposit brokers and our in-house sales force. To enhance our deposit gathering activities following the disruption in the public debt and secondary mortgage markets, we opened 95 new banking centers during the year ended December 31, 2007.

        As of December 31, 2007, our deposit balances were $60.2 billion, $12.6 billion of which were custodial funds that relate to our loan servicing portfolio.

  Federal Home Loan Bank Advances

        Our Bank is a member of the FHLB of Atlanta and is able to participate in certain member financing programs. Under these programs, we typically pledge a security interest in certain mortgage loans to the FHLB in exchange for financing. The amount the FHLB advances against the collateral varies depending on the lien status of the mortgages securing the advance. The FHLB also requires that we purchase a certain percentage of its stock for every dollar we borrow. Our current stock purchase requirement is equal to 0.2% of the Bank's assets up to a maximum of $25.0 million, plus 4.5% of total advances we have outstanding with the FHLB.

        Our FHLB advances generally have maturities of 1-5 years, consistent with the weighted average expected life of our mortgage loans held for investment. Our access to such financing is currently limited to no more than 50% of our Bank's ending assets for the prior month. The FHLB's financing support is uncommitted and requests for additional advances are evaluated at the time they are received. Our funding capacity is also uncommitted and may be reduced to less than 50% of the Bank's ending assets of the prior month at the FHLB's discretion. While we normally consider uncommitted financing programs to be less reliable sources of funding, given the FHLB's status as a government sponsored entity and its mandate to provide a stable source of funds to support the residential mortgage market, we classify FHLB advances as a reliable source of contingent liquidity. As of December 31, 2007, we believe that we were in compliance with the FHLB stock purchase and collateral requirements.

  Unsecured Public Corporate Debt Markets

        The public corporate debt markets have historically been a key source of financing for us, due to their efficiency and low cost. We have accessed these markets by issuing unsecured commercial paper and unsecured medium-term notes. We also have issued unsecured convertible debt, subordinated debt and junior subordinated debentures. At December 31, 2007, we had a total of $26.3 billion in public corporate debt outstanding.

        Following the disruptions in the public debt and secondary mortgage markets and our related liquidity constraints in August of 2007, the major credit agencies downgraded our debt ratings. While we have maintained investment grade ratings, at our current short-term ratings the public corporate debt markets are no longer a practical source of short-term inventory financing. Our access to the public debt markets has also been restricted by the substantial increase in credit spreads for all participants in the U.S. mortgage market.

        Ratings as of December 31, 2007 are as follows:

	Countrywide Financial Corporation			Countrywide Home Loans			Countrywide Bank
Rating Agency	Short- Term	Long- Term	Rating Outlook(1)	Short- Term	Long- Term	Rating Outlook(1)	Short- Term	Long- Term	Rating Outlook(1)
Standard & Poor's	A-2	BBB+	Credit Watch Negative	A-2	BBB+	Credit Watch Negative	A-2	A-	Credit Watch Negative
Moody's Investors Service	P3	Baa3	Negative	P3	Baa3	Negative	P2	Baa1	Negative
Fitch	F2	BBB+	Negative	F2	BBB+	Negative	F2	BBB+	Negative

(1)
On January 11, 2008, following the announcement of our pending acquisition by Bank of America, all three rating agencies placed our ratings on some form of positive watch to reflect the likely upgrade to our ratings following completion of the Merger.

        In the event of a ratings downgrade below investment grade, the cost of access to the unsecured public corporate debt markets would increase to levels that would make this source of funds unattractive to us if and when the current disruption abates. Furthermore, we would likely be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. Consequently, our relative cost of financing would rise significantly and we would find ourselves at a competitive disadvantage in pursuing some of our capital-intensive activities, such as our ongoing investment in our portfolio of mortgage loans held for investment, MSRs and retained interests. Investment grade ratings are also important to counterparties with which we engage in normal-course trading and financing activities and our ratings affect the availability and cost of credit extensions for such activities, as well as impacting our retention of escrow and commercial deposits.

  Unsecured Commercial Paper

        Due to current market conditions and our current short-term credit ratings, the unsecured commercial paper market is not currently a viable source of funding for us. As of December 31, 2007, we had no commercial paper outstanding. For the year ended December 31, 2007, our average unsecured commercial paper outstanding totaled $4.8 billion. For the year ended December 31, 2006, our average unsecured commercial paper outstanding totaled $6.8 billion.

  Asset-Backed Commercial Paper Market

        From early 2003 through August 2007, the asset-backed commercial paper market was one of our most significant sources of funding. We formed two special purpose entities (Park Granada and Park Sienna) to finance certain of our mortgage loans held for sale. The entities issued commercial paper in the form of extendible maturity short-term secured liquidity notes ("SLNs"). In the quarter ended September 30, 2007, liquidity in the extendible SLN segment of the commercial paper market became so severely constrained that it is no longer a viable market. We repaid all remaining outstanding SLNs effective October 31, 2007 and formally terminated both funding programs on December 20, 2007.

  Unsecured Revolving Lines of Credit

        As of December 31, 2007, we had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting us to borrow a maximum total amount of $11.5 billion with various maturities through 2011. At December 31, 2007, we had fully utilized these facilities. No amount was outstanding under these facilities at December 31, 2006.

        The terms of the credit agreements require us to maintain at all times a consolidated net worth (as calculated in conformance with GAAP) of $7.7 billion. Our actual consolidated net worth as of December 31, 2007 was $14.7 billion. Our failure to comply with this requirement could result in termination of the facilities by the lending banks.

  Secured Revolving Lines of Credit

        We have formed a special purpose entity (Park Monaco) to finance inventory with funding provided by a group of commercial bank-sponsored conduits that are financed through the issuance of asset-backed commercial paper. The entity incurs interest based on prevailing money market rates approximating the cost of asset-backed commercial paper. At December 31, 2007, we had aggregate commitments from the banks that sponsor the conduits to provide alternative financing in the event that their respective conduits were unable to issue asset-backed commercial paper totaling $10.4 billion and had $1.5 billion in outstanding borrowings, secured by $0.3 billion of mortgage loans held for sale and $1.9 billion of mortgage loans held for investment. For the year ended December 31, 2007, the average borrowings under this facility totaled $1.5 billion and the weighted-average interest rate was 5.60%. At December 31, 2007, the weighted-average interest rate was 5.47%.

        For the year ended December 31, 2006, the average borrowings under this facility totaled $1.0 billion and the weighted-average interest rate was 4.81%. At December 31, 2006, the weighted-average interest rate was 5.35%.

        In 2006, we entered into a $4.0 billion master trust facility to finance Countrywide Warehouse Lending ("CWL") receivables backed by mortgage loans through the sale of such receivables to a multi-asset conduit finance company financed by issuing extendible maturity asset-backed commercial paper. Following the disruption in the extendible maturity asset-backed commercial paper segment of the public corporate debt markets, the facility was no longer viable. We terminated this facility on October 10, 2007.

  Repurchase Agreements

        We also use short-term repurchase agreements as a means of financing securities and mortgage loans pending sale. To ensure continued access to this segment of the capital markets, we have arranged to have $12.5 billion of repurchase facilities available to us on a committed basis through various maturities in 2008.

  Secondary Mortgage Market

        Historically, we have relied substantially on the secondary mortgage market as a source of long-term capital to support our mortgage banking operations. Our ability to access that market is dependent on investor demand for the types of mortgage-backed securities we produce. In 2007, we saw an increase in investor required yields, first for nonprime loans or securities followed by Prime Home Equity Loans and then non-conforming loans, together with a lessening in the liquidity of such loans and securities caused by reduced investor demand. In the second half of the year, the secondary mortgage market for nonagency loans was virtually illiquid. In addition, certain credit rating agencies have downgraded their securitization ratings of large numbers of mortgage-backed securities. These factors have combined to severely impact demand for a large portion of the products we have historically produced. In response to these developments, we have tightened our underwriting and program guidelines, including reductions in the availability of reduced documentation loans and loans on investor-owned properties and a reduction in the maximum loan-to-value or combined loan-to-value ratios. The impact of these changes was most significant to Nonprime Mortgage, Prime Home Equity and non-conforming Prime Mortgage Loans, which significantly reduced our production of non agency-eligible loans and thereby reduced our reliance on the secondary mortgage market as a source of financing.

        As a result of the changes to our underwriting and program guidelines, the vast majority of the mortgage loans that we now originate are eligible for sale directly to Fannie Mae, Freddie Mac or Ginnie Mae or for securitization into MBS guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, "Agency MBS"). Before the disruption in the secondary mortgage market, we also issued non-Agency or "private-label" MBS and ABS. Private-label MBS and ABS are registered with the SEC and have separate credit ratings. Private-label MBS and ABS generally require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, Countrywide guarantees and/or private surety guarantees.

  Capital Management

        Our capital management framework is designed to ensure that the risk-taking activities by our business are supported by an adequate capital base, consistent with approved investment guidelines and risk tolerances. Our capital adequacy monitoring gives consideration to regulatory and rating agency requirements and to our estimated economic capital requirements.

  Economic Capital

        We use economic capital concepts for assessing safety and soundness of the entire Company. We are integrating economic capital consumption into business segment performance assessments. Business segment economic capital calculations ensure that the capital allocations are consistent, elicit disciplined risk taking, and facilitate business segment performance comparisons by senior management.

        We define economic capital as the amount of capital required to absorb unexpected losses given our risk profile and risk management strategies. We estimate unexpected losses based on the level of losses that we are likely to incur in severe scenarios. We establish the severity of the scenarios based on our risk tolerances and target credit ratings for public debt market access ("debt market access standards").

        For unhedged risks, our capital adequacy is assessed at the consolidated level. We continue to refine our economic capital calculations and improve our estimates of required capital. We emphasize a comprehensive measurement of company-wide hedged and un-hedged risks within the context of maintaining approved debt market access targets in our capital adequacy measurement processes. For 2008, our economic capital estimates were adjusted to reflect changes in business practices due to changing market conditions.

        A significant proportion of our risk management strategies and risk evaluation relies on internally developed and externally procured models. Further, in certain areas of our risk management we use models to establish strategies aimed at eliminating much of the risk due to fluctuations in market factors. Thus we have significant exposure to the risk that our models may be inaccurate and therefore expose us to loss. We manage model risk throughout Countrywide using a variety of techniques including: independent reviews of model documentation and appropriateness at the time of model development and introduction; ongoing model monitoring through back testing and validation, and benchmarking to peer models. Ongoing model performance results are reviewed at governance forums attended by model developers and users of the models. At present, we assess model risk exposure using scenario analysis.

        Our estimates of economic capital rely on a combination of internally developed risk measurement methods, external models and benchmarks. We measure and hold economic capital for the following primary risks: credit, market, operational and insurance. In addition, we explore capital sensitivity to modeling and economic uncertainty via scenario analysis.

        Credit risk:    This is risk of loss due to borrower defaults or declines in asset values due to changes in credit conditions. Credit capital is calculated at debt market access standards for the unexpected losses in excess of those we have provided for in our asset valuations and reserve calculations. Our credit risk loss estimation process considers the seasoning profile of our assets with credit risk to ensure capital sufficiency through the business cycle. Estimates of credit capital are developed separately for retail mortgage, commercial mortgage and counterparty exposures. The amounts outstanding at the time of default (exposures at default) are constructed using a combination of historical data and forward simulation techniques and include the use of rating agency models that are broadly used in the mortgage-backed securities market. Once the economic capital amounts are determined they are adjusted for the risk transfer benefits associated with mortgage pool insurance policies that the Company purchases on certain loan portfolios. These pool insurance policies absorb a certain portion of loan losses according to the terms of the specific policy. We estimate our credit risk as follows:

  •
  Retail credit risk:    We base our estimates of credit risk on projections using internal data and external models. We estimate subordination levels on the credit portfolio using rating agency models and review subordination levels on market transactions to determine the required capital. We also review loss development under various stress scenarios to ensure the adequacy of the capital requirement.

  •
  Commercial credit risk:    We base our estimates of credit risk on internal data and benchmarks derived from market transactions.

  •
  Counterparty credit risk:    For non-derivative counterparty exposures, we base our estimates of credit risk on our internal risk evaluation assignments and capital assessments by type of exposure mapped to rating agency-style scales. We estimate our capital requirement for derivative counterparty exposures using a similar process as well as by calculating current and potential exposure estimates using projected movements in underlying market rates.

        Market risk:    Market risk is the risk of loss in asset value due to variations in underlying market variables such as the yield curve and market prices, which for us is predominately interest rate driven. We assess capital separately for our trading financial instruments, which includes the activities of Capital Markets, and the non-trading financial instruments by computing estimates of market value loss over a one-year horizon at a confidence level consistent with our debt market access standards. Our assessments take into consideration the probabilities of large movements in underlying driver variables over the one year horizon. Our estimates of value loss are calculated using internally developed and externally sourced risk measurement technologies. Risk measurement focuses on estimating the extent of un-hedged risks. Market value changes are also developed using plausible but unlikely scenarios and these scenarios are given consideration in the assessment of our market risk capital requirements.

  •
  Trading financial instruments:    We use a value-at-risk measurement to estimate the potential loss in market value of an asset to a 99% confidence level. This estimate is scaled to reflect exposure over a one year period. Our value-at-risk measure facilitates comparisons of our market risk exposure estimates and our daily trading results over time. We use back-testing in our trading unit to verify the predictive power of our value-at-risk calculations. In the back-testing procedures, we compare actual profits and losses against losses indicated by the estimates from our value-at-risk model.

  •
  Non-trading financial instruments:    We compute the aggregate market risk exposure for our non-trading financial instruments by developing a detailed representation of our positions, and identification and modeling of the driver variables. We calculate market risk capital for the aggregated non-trading book by computing the equivalent of a one-year value-at-risk loss estimate consistent with debt market access standards. For risk management purposes, value-at-risk loss measurements are computed over monthly horizons and a market risk profile consistent with desired debt market access standards is maintained. We look at the sensitivity of the non-trading financial instruments on a variety of parallel and historical scenarios to assess the vulnerabilities in the risk profile.

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

        Operational risk:    Operational risk is the risk of loss due to inadequate or failed processes or systems. We have begun the process of collecting loss data for the development of our economic capital requirement, which is not yet complete. Until we complete the development of our operational loss estimation models, we are basing our estimates of required capital on an approach permitted by the international Basel II accord.

        Insurance risk:    Insurance risk arises from unexpectedly high payouts on insurance liabilities. Our insurance operations are exposed to a variety of risks including operational, market, counterparty and catastrophic risks. These risks arise due to our underwriting activities, portfolio investments, reinsurance transfers and exposure to catastrophic natural disasters. The bulk of the capital allocated to the insurance business is to cover catastrophic risks, the largest component of which is hurricane risk. Our insurance operations partially manage the risks by reinsuring portions of the risks. The reinsurance activities are considered while assessing allocated capital requirements.

        The following tables summarize our estimated economic capital requirements by risk category as of December 31, 2007:

Risk Category	Estimated Economic Capital Required	% Total
	(in millions)
Credit	$6,084	61%
Market	1,118	11%
Operational	1,250	13%
Insurance	1,516	15%

Total	$9,968	100%

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

  Regulatory Capital Requirements

        On March 12, 2007, the Bank converted its charter from a national bank to a federal savings bank. As a result of this conversion, the Company became a savings and loan holding company, and is no longer a bank holding company. As a savings and loan holding company, Countrywide Financial Corporation is no longer subject to specific capital requirements. Countrywide Bank's capital is calculated in compliance with the requirements of the Office of Thrift Supervision ("OTS"), which are similar to those of the Office of the Comptroller of the Currency, the Bank's former regulator. At

December 31, 2007, the Bank's regulatory capital ratios and amounts and minimum required capital ratios for the Bank to maintain a "well capitalized" status are as follows:

		Countrywide Bank
	Minimum Required(1)
		Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Capital	5.0%	7.2%	$8,753,678
Risk-Based Capital:
Tier 1	6.0%	11.8%	$8,753,678
Total	10.0%	14.4%	$10,692,593

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

        Countrywide Bank is required by OTS regulations to maintain tangible capital of at least 1.5% of assets. However, the Bank is also required to maintain a tangible equity ratio of at least 2% to avoid being classified as "critically undercapitalized." Critically undercapitalized institutions are subject to the prompt corrective action provisions of the Financial Institution Reform Recovery and Enforcement Act of 1989. The Bank's tangible capital ratio was 8.0% and 7.6% at December 31, 2007 and 2006, respectively.

        The OTS has prescribed that the Company and its affiliates are not authorized to receive, and the Bank is not authorized to pay the Company or its affiliates, capital distributions without receipt of prior written OTS non-objection. For 2008 with non-objection from the OTS, the Bank can declare dividends totaling $2.0 billion plus its net profits for 2008, up to the date of dividend declaration. As of December 31, 2007, the Bank's retained earnings unavailable for dividends totaled $495.1 million.

  Cash Flow

  Year Ended December 31, 2007 compared to 2006

        Cash used by operating activities was $1.5 billion for 2007, compared to $3.1 billion for 2006. Cash used by operating activities includes the cash used for the origination and purchase of mortgage loans held for sale and the proceeds from the sales and principal repayments of such mortgages. We generally retain servicing rights and may retain other interests when these loans are sold. The recognition of the amounts retained is a non-cash investing activity. See Note 22—Supplemental Cash Flow Information in the financial statement section of this Report. In 2007, funds used to originate and purchase mortgage loans exceeded proceeds from the sales of mortgage loans by $5.2 billion, which resulted in cash used by operating activities. In 2006, proceeds from the sales and principal repayments of mortgage loans exceeded funds used to originate and purchase mortgage loans by $5.7 billion. This decrease in cash used by operations was offset by an $11.4 billion increase in cash used to settle trading securities, which resulted in cash used by operating activities.

        Net cash provided by investing activities was $7.4 billion for 2007, compared to cash used by investing activities of $14.3 billion for 2006. The increase in net cash provided by investing activities was attributable to a $12.1 billion increase in net repayment of loans held for investment, combined with a $21.6 billion decrease in securities purchased under agreements to resell, securities borrowed, and federal funds sold, partially offset by a $12.2 billion increase in net additions to investments in other financial instruments.

        Net cash provided by financing activities for 2007 totaled $1.4 billion, compared to $17.7 billion for 2006. The $1.4 billion included drawing the full $11.5 billion of available backup credit lines we obtained to provide liquidity as a result of disruptions in the commercial paper markets. During 2007, deposit liabilities increased $4.6 billion, compared to an increase of $16.1 billion in the prior period. In 2007, there was a $39.7 billion decrease in cash provided by short-term borrowings, including securities sold under agreements to repurchase. Partially offsetting these decreases, long-term debt increased $33.1 billion compared to an increase in long-term debt of $0.6 billion in 2006, and during 2007, $2 billion of preferred stock was issued.

  Year Ended December 31, 2006 compared to 2005

        Cash used by operating activities was $3.1 billion for 2006, compared to $11.2 billion for 2005. Cash used by operating activities includes the cash used for the origination and purchase of mortgage loans held for sale and the proceeds from the sales and principal repayments of such mortgages. In 2006, proceeds from the sales of mortgage loans exceeded funds used to originate and purchase mortgage loans by $5.7 billion. This decrease in cash used by operations was offset by an $11.4 billion increase in cash used to settle trading securities, which resulted in cash used by operating activities. In 2005, funds used to originate and purchase mortgage loans exceeded proceeds from the sales of mortgage loans by $11.2 billion, which resulted in cash used by operating activities.

        Net cash used by investing activities was $14.3 billion for 2006, compared to cash used by investing activities of $42.3 billion for 2005. The decrease in net cash used in investing activities was attributable to a $24.2 billion decrease in cash used to fund loans held for investment combined with a $5.9 billion decrease in securities purchased under agreements to resell, securities borrowed, and federal funds sold.

        Net cash provided by financing activities for 2006 totaled $17.7 billion, compared to $53.8 billion for 2005. The decrease in cash provided by financing activities was comprised of an $18.6 billion net decrease in short-term borrowings, including securities sold under agreements to repurchase. Also contributing to the decline in net cash provided by financing activities was the amount of net additions to long-term debt. In 2005, long-term debt increased $13.4 billion compared to an increase in long-term debt of $0.6 billion in 2006.

Credit Risk Management

        A significant risk for the Company is credit risk, which is the risk that a borrower will not repay the loan's balance as agreed and the risk that the proceeds from liquidation of the collateral securing the loan will not be adequate to repay the loan's balance. We also have credit risk that a counterparty will not perform in accordance with contractual terms and we will not realize uncollateralized gains that have been recorded. Credit risk arises in many of our business activities including lending activities, mortgage banking, securities trading activities and interest rate risk management activities. We balance the level of credit risk against our expected returns in determining the level of credit risk we retain.

        Management's Credit Committee, comprised of our Chief Risk Officer and other senior executives, has primary responsibility for setting strategies to achieve our credit risk goals and objectives. Those goals and objectives are documented in our Credit Policy.

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

        Borrower quality includes consideration of the borrower's credit and capacity to pay. We assess credit and capacity to pay through the use of credit scores, application of a mortgage scorecard, and manual or automated underwriting.

        We evaluate collateral quality through the use of appraisals, property inspections and/or automated valuation models.

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

        Our underwriting guidelines for non-conforming Prime Mortgage Loans, Prime Home Equity Loans, and Nonprime Mortgage Loans have historically been designed so that these loans are salable in the secondary mortgage market. We developed these guidelines to meet the requirements of private investors, rating agencies and third-party credit enhancement providers. However, during the latter part of 2007, the combination of a weakening housing market and concern over certain industry-wide product offerings negatively impacted the expectations of future performance and the value investors assign to these mortgage loans and securities. Because of this, investor demand for non-agency mortgage-backed securities abruptly declined. Mortgage lenders, including Countrywide, responded by tightening their loan program and underwriting standards. Specifically, we have tightened our underwriting standards during 2007 to reduce the availability of loans to borrowers with lower credit scores, reduced documentation loans and loans on investor-owned properties and to reduce the maximum loan-to-value or combined loan-to-value ratio.

        These standards and procedures include underwriter qualifications and authority levels, appraisal review requirements, fraud controls, funds disbursement controls, training of our employees and ongoing review of their work. We help to ensure that our origination standards are met by employing accomplished and seasoned management, underwriters and processors and through the extensive use of technology. We also employ proprietary underwriting systems in our loan origination process that improve the consistency of underwriting standards, assess collateral adequacy and help to prevent fraud, while at the same time increasing productivity.

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

  Lending Activities—Sale of Loans

        A significant amount of the mortgage loans that we originate or purchase in our Mortgage Banking and Capital Markets Segments are sold into the secondary mortgage markets primarily in the form of securities, and to a lesser extent as whole loans. When we sell or securitize our loans we retain varying degrees of credit risk from the continuing investments and/or obligations we retain either in the form of credit-enhancing subordinated interests, corporate guarantees or representations and warranties issued when we sell or securitize loans and through the structure of certain of our securitizations.

        Our Prime Mortgage Loans generally are sold on a non-recourse basis, while Prime Home Equity and Nonprime Mortgage Loans generally are sold with limited recourse for credit losses. Almost all of our loan sale transactions retain credit risk in the form of the representations and warranties we provide and that are customary for loan sales transactions.

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

  FHA-Insured and VA-Guaranteed Loans

        FHA-insured and VA-guaranteed mortgage loans are generally pooled into MBS guaranteed by the Government National Mortgage Association ("Ginnie Mae"). We are insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. Fees charged by the FHA and VA for assuming such risks are paid directly by the borrower. We are exposed to credit losses on defaulted VA loans to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. We pay guarantee fees to Ginnie Mae for Ginnie Mae's guarantee on its securities of timely payment of principal and interest. Ginnie Mae does not assume mortgage credit risk associated with the loans securitized under its program.

  Non-conforming Conventional Prime Loans

        Non-conforming conventional prime mortgage loans are generally pooled into "private-label" MBS. Such securitizations involve some form of credit enhancement such as senior/subordinated structures, including residual interests, overcollateralization or mortgage pool insurance. Securitizations that involve senior/subordinated structures contain securities that assume varying levels of credit risk.

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

        In some cases a portion of the retained residual interest is deposited into a net interest margin ("NIM") security, which enables us to sell some of the future residual cash flows and retain a smaller residual interest ("Back-end NIM Residual"). The holder of the Back-end NIM Residual is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the Back-end NIM residual.

  Prime Home Equity Loans

        Prime Home Equity Loans are generally pooled into private-label asset-backed securities. We generally securitize these loans with limited recourse for credit losses through retention of residual interests and other subordinated interests, such as transferor's interests. These securities generally contain credit enhancement in the form of over-collateralization and insurance provided by a third-party surety. In some cases, the securitizations also contain mortgage pool insurance or a limited corporate guarantee as a form of credit enhancement. As the holder of the residual interest we are in the first loss position. We are also exposed to additional losses in home equity securitization transactions that involve insurance issued by third party sureties when losses exceed specified levels or duration. When this condition, known as rapid amortization, occurs, the reimbursement we receive from the transfer of additional draws on the home equity loans becomes subordinated to the claims of all other parties to the securitization, including bondholders and the third party surety. This subordination has the effect of deferring reimbursement to us of the subsequent draws for an extended period and subjecting these subsequent draws to absorption of credit losses.

  Nonprime Mortgage Loans

        Nonprime Mortgage Loans are generally pooled into private-label asset-backed securities. We generally securitize these loans with limited recourse for credit losses through retention of residual interests. The holder of the residual interest is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the residual interest. In some cases, such limited recourse securitizations have contained lender-paid mortgage insurance as a form of credit enhancement or a limited corporate guarantee from us. We also have pooled a portion of our Nonprime Mortgage Loans into securities guaranteed by Fannie Mae. In such cases, we have paid Fannie Mae a guarantee fee in exchange for Fannie Mae assuming a portion of the credit risk of the underlying loans.

        In some cases a portion of the retained residual interest is deposited into a NIM security, which enables us to sell some of the future residual cash flows and retain a Back-end NIM Residual. The holder of the Back-end NIM Residual is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the Back-end NIM Residual.

  Subordinated Interests

        Our exposure to credit losses related to subordinated interests is limited to the assets' carrying values plus the value of additional draws we may be required to subordinate if a rapid amortization event occurs in a securitization. We carry subordinated interests at their estimated fair values. The carrying values of our subordinated interests are as follows:

	December 31,
	2007	2006
	(in thousands)
Prime home equity residual securities	$422,681	$1,506,109
Nonprime residuals and other related securities	293,048	545,465
Subordinated mortgage-backed pass-through securities(1)	270,744	1,382
Prime residual securities	20,557	12,756

	$1,007,030	$2,065,712

(1)
Included with mortgage-backed pass-through securities.

        The carrying values of our subordinated interests take into account our estimates of losses to be absorbed by the subordinated interests.

        We estimate our liability for impairment losses related to our future draw obligations and update our estimate quarterly. Our provision for estimated losses arising from future draw obligations is recorded as a component of impairment of retained interests. The accrued liability for impairment related to future expected funding obligations under a rapid amortization event was $704.1 million as of December 31, 2007. The available credit lines for the securitizations subject to or expected to be subject to a future draw obligation are approximately $2.4 billion at December 31, 2007. However, due to the borrower's ability to pay down and redraw balances, a maximum obligation cannot be defined.

        The losses charged to our subordinated interests are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Prime home equity residual securities	$896,020	$79,357	$34,173
Nonprime residuals and other related securities	380,380	94,795	69,269
Prime residual securities	6,695	57	—

	$1,283,095	$174,209	$103,442

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

        The specific representations and warranties made by us depend on the nature of the transaction and the requirements of the buyer. Market conditions and credit-rating agency requirements may also affect representations and warranties and the other provisions we may agree to in loan sales. For example, in some transactions, such as sales of nonprime and second-lien loans, we may agree to repurchase a loan if a payment default occurs within a specified period of time (e.g., 30 days) after sale.

        In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our representations and warranties are generally not subject to stated limits. However, our contractual liability arises only when the representations and warranties are breached and generally only when a loss results from the breach. We attempt to limit our risk of incurring these losses by structuring our operations to ensure consistent production of quality mortgages and servicing those mortgages at levels that meet secondary mortgage market standards. We make significant investments in personnel and technology to ensure the quality of our mortgage loan production.

        We estimate our liability for representations and warranties when we sell loans and update our estimate quarterly. Our provision for estimated losses arising from loan sales is recorded as an adjustment to gain on sale of loans and securities. Following is a summary of the activity in our liability for representations and warranties for the periods presented:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Balance, beginning of year	$390,111	$187,443	$152,031
Provisions for losses	334,520	290,463	66,413
Charge-offs	(84,994)	(87,795)	(31,001)

Balance, end of year	$639,637	$390,111	$187,443

  Corporate Guarantees

        Our corporate guarantees are contracts written to protect purchasers of our loans from credit losses up to a specified amount. We estimate the losses to be absorbed by the guarantees when we sell loans with guarantees and update our estimates every quarter. We record our provision for losses arising from the guarantees as a component of gain on sale of loans and securities. Following is a summary of the activity in our liability for corporate guarantees for the periods presented:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Balance, beginning of year	$45,425	$27,614	$35,766
Provisions for losses	8,198	18,542	(13,766)
Charge-offs	(7,421)	(731)	5,614

Balance, end of year	$46,202	$45,425	$27,614

Corporate guarantees in excess of recorded liability, end of year	$496,699	$490,542	$349,864

  Portfolio Lending Activities

        In our Banking Segment, our portfolio of loans held for investment generally includes mortgage loans originated or purchased for investment purposes and mortgage loan warehouse lending advances. However, as a result of the market disruption in 2007, $18.8 billion in unpaid balance of non-conforming ARM and home equity loans held for sale were transferred from the Mortgage Banking Segment's inventory of loans held for sale to the Banking Segment's portfolio for loans held for investment. These loans were transferred at the lower of cost or estimated fair value, which resulted in a $547.2 million charge to gain on sale of loans and securities in our Mortgage Banking Segment.

        In our Mortgage Banking Segment, loans held for investment include mortgage loans repurchased due to breaches of representations and warranties; government-guaranteed or insured loans repurchased from Ginnie Mae securitizations in place of continuing to advance delinquent principal and interest installments to security holders; and loans transferred from loans held for sale at the lower of cost or estimated fair value.

  Mortgage Loans Held for Investment in Banking Operations

        Our portfolio of mortgage loans held in our Banking Operations consists primarily of Prime Mortgage and Prime Home Equity Loans and is summarized below:

	December 31, 2007
	Unpaid Principal Balance	Average Note Rate	Average Original FICO Score	Average Original Combined Loan-to- Value Ratio
	(dollars in thousands)
Mortgage loans:
Pay-option ARMs	$28,423,750	7.81%	717	79%
Fixed-rate seconds	19,998,387	8.37%	723	87%
Hybrid ARMs	19,312,620	5.99%	731	79%
HELOCs	14,091,781	7.65%	734	80%
Fixed-rate firsts	2,294,768	6.34%	706	77%
Other ARMs	2,920,315	7.23%	731	72%

Total mortgage loans	87,041,621	7.46%	725	81%
Commercial real estate	245,845

Total loans	87,287,466
Purchase premiums and discounts and deferred loan origination fees and costs, net	285,487
Allowance for loan losses	(2,141,247)

Banking Operations' portfolio of loans held for investment	$85,431,706

	December 31, 2006
	Unpaid Principal Balance	Average Note Rate	Average Original FICO Score	Average Original Combined Loan-to- Value Ratio
	(dollars in thousands)
Mortgage loans:
Pay-option ARMs	$32,732,581	7.87%	718	78%
Hybrid ARMs	14,459,105	5.36%	735	80%
HELOCs	12,640,039	9.49%	733	80%
Fixed-rate seconds	7,393,067	8.08%	725	82%
Fixed-rate firsts	3,338,341	5.88%	724	73%
Other ARMs	1,235,130	8.03%	733	73%

Total mortgage loans	71,798,263	7.58%	726	79%
Warehouse lending advances secured by mortgage loans	690,881	6.28%
Commercial real estate	19,413	7.42%

Total loans	72,508,557
Purchase premiums and discounts and deferred loan origination fees and costs, net	1,201,897
Allowance for loan losses	(294,455)

Banking Operations' portfolio of loans held for investment	$73,415,999

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

        We have taken steps in recent years to reduce the credit risk in our investment loan portfolio by acquiring supplemental mortgage insurance coverage. As of December 31, 2007, $22.1 billion of Banking Operations' residential loan portfolio was covered by supplemental mortgage insurance purchased by the Bank on specified pools of loans, of which $15.0 billion represents first loss coverage. The maximum loss coverage available under these policies on a combined basis is $1.5 billion. While these policies generally provide for first loss coverage, some policies require premium adjustments if claims exceed specified levels. Furthermore, coverage limits vary by policy, with some policies having limits at the pool level, and others at the loan level. The effect of this insurance on our estimate of credit losses is to reduce our provision for loan losses by $490.0 million through the recognition of a receivable for pool mortgage insurance for the year ended December 31, 2007. Our estimate of the effect of mortgage insurance on the allowance for loan losses contemplates the effect of claim disputes.

        We purchase credit enhancement from those mortgage insurance providers that have an AA- rating or equivalent from the credit rating agencies. This requirement is consistent with the eligibility requirements of the government-sponsored enterprises for mortgage insurers. While the mortgage insurance industry has experienced recent adverse financial results with the likelihood of further deterioration over the near term, we continue to monitor the respective capital positions of our mortgage insurance providers to assess their claims paying ability and have concluded that this ability is not impaired. In the future, we will adjust our allowance for loan losses if we conclude that this capacity is impaired.

        Following is a summary of our Banking Operations' residential mortgage loans, together with applicable mortgage insurance, by original combined loan-to-value ratio at December 31, 2007 and 2006:

	December 31, 2007			December 31, 2006
Original Combined Loan-to-Value:(1)	Unpaid Principal Balance "UPB"	UPB with Lender Purchased Mortgage Insurance(2)	UPB with Borrower Purchased Mortgage Insurance	Unpaid Principal Balance "UPB"	UPB with Lender Purchased Mortgage Insurance(2)	UPB with Borrower Purchased Mortgage Insurance
	(in thousands)
< 50%	$3,587,216	$281,376	$—	$3,685,778	$365,876	$—
50.01 - 60.00%	3,628,378	611,834	—	3,395,564	216,356	—
60.01 - 70.00%	9,193,654	2,155,958	—	8,447,687	584,413	—
70.01 - 80.00%	25,521,081	7,895,229	—	24,280,734	2,190,411	—
80.01 - 90.00%	25,937,351	7,641,437	2,280,720	20,601,596	3,081,523	2,138,439
90.01 - 100.00%	19,043,946	3,476,570	1,388,677	11,336,322	2,658,592	1,333,421
>100.00%	129,995	8,206	16,501	50,582	5,106	12,088

	$87,041,621	$22,070,610	$3,685,898	$71,798,263	$9,102,277	$3,483,948

(1)
Excludes commercial real estate loans.

(2)
These amounts may include loans with borrower paid mortgage insurance.

        A commonly used measure of consumer creditworthiness is the borrower's "FICO score," a measure developed by Fair Isaac Corporation and used by many lenders, including Countrywide, to assess a prospective borrower's credit history and the effect of the prospect's current borrowing arrangements on their ability to repay a loan. Borrowers can be assigned a FICO score of between 300 (least creditworthy) and 850 (most creditworthy) based on their payment history, current indebtedness, length of credit history, recently-established credit and types of credit used.

        The following is a breakdown of Banking Operations' portfolio of residential mortgage loans held for investment by original FICO score bands:

	December 31,
	2007	2006
Original FICO Score:
	Unpaid Principal Balance
	(in thousands)
Below 620	$658,924	$159,817
620-659	5,169,719	3,451,742
660-699	21,100,661	17,514,622
700-759	40,961,423	34,714,558
760-850	19,150,894	15,957,524

	$87,041,621	$71,798,263

        While we make loans on a nationwide basis, our portfolio of residential mortgage loans originated for investment purposes is concentrated in the States of California, Florida and Virginia as shown in the following table:

	December 31, 2007		December 31, 2006
	Unpaid Principal Balance	% Total Balance	Unpaid Principal Balance	% Total Balance
	(amounts in thousands)
California
Southern	$23,411,207	27%	$19,638,756	27%
Northern	13,648,780	16%	13,272,718	19%

	37,059,987	43%	32,911,474	46%
Florida	6,039,096	7%	4,292,588	6%
Virginia	3,664,964	4%	3,777,253	5%
All other states	40,277,574	46%	30,816,948	43%

Total	$87,041,621	100%	$71,798,263	100%

        Banking Operations holds a substantial investment in pay-option ARM and payment advantage ARM loans (together referred to as "pay-option loans").

  •
  Pay-option ARM loans—have interest rates that adjust monthly and minimum required payments that adjust annually (subject to recast of the loan if minimum payments are made and deferred interest limits are reached). Annual payment adjustments are subject to a 7 1/2% maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after either five or ten years and again every five years thereafter. These payment adjustments are not subject to the 7 1/2% payment limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loans' balances.

  •
  Payment advantage ARM loans—have interest rates that are fixed for an initial period of five years. Payments are subject to recast of the loan if minimum payments are made and deferred interest limits are reached. If interest deferrals cause the loan's principal balance to reach a certain maximum level within the first ten years of these loans, the payment is reset to the interest-only payment; then at the 10-year point, the fully amortizing payment is required.

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

        References to pay-option loans in the following discussion include both pay-option and payment advantage loans. Assuming today's interest rates remain unchanged, most borrowers who consistently make the minimum required payment will have the contractual right to make less than the full interest payment for three to five years from the date of funding, at which time the loan balance limit will be reached and a new monthly payment amount will be required. Our borrowers' ability to defer portions of the interest accruing on their loans may expose us to increased credit risk. This is because when the required monthly payments for these loans eventually increase, borrowers may be less able to pay the increased amounts and may be more likely to default than a borrower with a loan whose initial payment provides for full amortization. Our exposure to this higher credit risk is increased by the amount of deferred interest that has been added to the principal balance.

        We supplement our credit risk management practices relating to negatively amortizing ARM loans through a variety of methods, including active borrower communications both before and after funding, through our underwriting standards and through the purchase of mortgage insurance. Our underwriting standards include a requirement that the borrower meet secondary market debt-service ratio tests based on the borrower making the fully amortizing loan payment and assuming the loan's interest rate is fully indexed. (A fully indexed note rate equals the sum of the current index rate plus the margin applicable to the loan.) However, most of the pay-option loans we hold were underwritten with stated or limited income documentation. We tightened our underwriting standards during 2007 to reduce the availability of reduced documentation loans and loans on investor-owned properties, and have reduced the maximum loan-to-value or combined loan-to-value ratio.

        Following is a summary of negatively amortizing ARM loans held for investment by Banking Operations:

	December 31,
	2007	2006
	(in thousands)
Total Pay-Option loan portfolio	$28,423,750	$32,732,581

Total principal balance of Pay-Option loans with accumulated negative amortization	$25,935,223	$28,958,718

Accumulated negative amortization (from original loan balance)	$1,215,649	$653,974

Unpaid principal balance of Pay-Option loans with supplemental mortgage insurance coverage	$18,374,251	$5,729,532

Average original loan-to-value ratio(1)	76%	75%
Average original combined loan-to-value ratio(2)	79%	78%
Average original FICO score	717	718
Loans underwritten with low or no stated income documentation	81%	81%
Borrowers electing to make less than full interest payments	71%	77%
Loans delinquent 90 days or more(3)	5.36%	0.63%

(1)
The ratio of the amount of the loan that is secured by the property to the lower of the original appraised value or purchase price of the property.

(2)
The ratio of the amount of all loans secured by the property to the lower of the original appraised value or purchase price of the property.

(3)
Based upon unpaid principal balance.

        The Company routinely forecasts its exposure to payment recast on negatively amortizing loans. The following assumptions were used to forecast this exposure as of December 31, 2007:

  1)
  18% Constant Prepayment Rate;

  2)
  Use of forward interest rate curves to estimate interest rates in future periods; and

  3)
  Loans that do not pay off completely are assumed to negatively amortize 100% of the time.

        Using these assumptions as of December 31, 2007, pay-option loans that are expected to reset are shown in the following table:

Year Ended December 31,	Projected Balance at Recast or Payoff
(in thousands)
2008	$62,069
2009	3,196,429
2010	6,031,077
Thereafter	4,907,038
Loans expected to repay before recast	11,023,048

25,219,661
Loans serviced by others(1)	3,802,572

$29,022,233

(1)
We do not maintain the loan level detail necessary to project payoff dates and balances for loans serviced by others.

        This analysis is limited in that it was performed at a particular point in time and is subject to the accuracy of various assumptions used, including prepayment speeds, interest rates and the percentage of loans that negatively amortize.

        Banking Operations' nonperforming assets (comprised of non-accrual loans and foreclosed assets) and the allowances for credit losses related to the Banking Operations' investment loan portfolio at year end are summarized as follows:

	December 31,
	2007			2006
	Amount		% of Banking Operations Assets	Amount	% of Banking Operations Assets
	(dollar amounts in thousands)
Nonaccrual loans:
Residential:
With third party credit enhancements(1)	$1,272,116		1.12%	$109,218	0.13%
Without third party credit enhancements	1,611,951		1.43%	409,865	0.50%

Total residential	2,884,067	(2)	2.55%	519,083	0.63%
Foreclosed real estate:
Residential	394,859		0.35%	27,416	0.03%

Total nonperforming assets	$3,278,926		2.90%	$546,499	0.66%

	Amount		% of Nonaccrual Loans	Amount	% of Nonaccrual Loans
Allowances for credit losses:
Allowance for loan losses:
Allowance for loan losses, gross	$2,141,247			$294,455
Less: pool mortgage insurance receivable	(555,803)			(65,763)

Allowance for loan losses, net of pool mortgage insurance receivable	1,585,444		54.97%	228,692	44.06%
Liability for unfunded loan commitments	37,516		1.30%	8,104	1.56%

Total allowances for credit losses	$1,622,960		56.27%	$236,796	45.62%

	Years Ended December 31,
	2007		2006
	Amount	Annualized Net Charge-offs as % Average Investment Loans	Amount	Annualized Net Charge-offs as % Average Investment Loans
Net charge-offs:
Banking Operations	$460,438	0.63%	$33,718	0.05%

(1)
Third party credit enhancements include borrower-paid mortgage insurance and pool insurance acquired by Banking Operations.

(2)
Includes $278.5 million of recently modified loans which were not delinquent as of the date of modification but which were required to be accounted for as troubled debt restructurings as of December 31, 2007.

        The following table shows Banking Operations charge-offs by product:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Prime Home Equity	$344,290	$26,797	$5,604
Prime Mortgage:
Pay-option	83,709	2,788	—
Other	32,439	4,133	1,176

Total charge-offs	$460,438	$33,718	$6,780

        The increase in our nonperforming assets, the allowance for loan losses and charge-offs from the year-ago period was driven by the impact of a weakening housing market and significant tightening of available credit on delinquency and default trends during the current year as well as portfolio seasoning. We expect the level of nonperforming assets and credit losses to increase, both in absolute terms and as a percentage of our loan portfolio as current weakness in the housing market develops and as our loan portfolio continues to season.

  Mortgage Warehouse Lending Advances

        We hold a portfolio of commercial loans made to other mortgage lenders to finance their inventories pending sale to Countrywide and other lenders. Our portfolio of mortgage loan warehouse advances totaled $0.9 billion and the average loan balance was $8.3 million at December 31, 2007. These loans are underwritten by assessing the creditworthiness of the warehouse lending borrowers. This includes reviewing both borrower-provided financial information and publicly available credit rating information and press coverage, as well as understanding the borrowers' operational controls and product risk and assessments of collateral.

        We monitor the length of time that advances are outstanding against specific residential loans and may require the borrower to pay off aged advances. We also monitor the fair value of our collateral to ensure that the level of collateral posted is adequate to repay our advance in the event of default by our borrower and we require our warehouse lending borrowers to post specified levels of cash collateral to supplement the mortgage loan collateral. We also regularly review updated financial information of borrowers, including pipeline and hedging positions. We recorded $1.6 million of charge-offs related to this activity during 2007 and no charge-offs in 2006 and 2005. During 2007, we adjusted our advance rates and limited the collateral we advance funds against to that which we can sell into the presently disrupted secondary market in recognition of marketplace conditions.

  Other Mortgage Loans Held for Investment

        Our portfolio of other mortgage loans held for investment is in our Mortgage Banking Segment and includes loans we have repurchased—either to remedy a violation of a representation or warranty made in a loan sale, to minimize the cost of servicing a severely delinquent loan insured or partially guaranteed by the FHA or VA or in connection with a clean-up call (a clean-up call represents the repurchase of mortgage loans when the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans becomes burdensome in relation to the benefits of servicing.)

        The following table shows the unpaid balance of other mortgage loans held for investment:

	December 31,
	2007	2006
	(in thousands)
Nonprime	$2,045,875	$115,054
Prime	1,768,448	252,731
Prime Home Equity	435,695	57,518

	4,250,018	425,303
Defaulted FHA-insured and VA-guaranteed loans repurchased from securities	2,691,563	1,761,170

Total unpaid principal balance	$6,941,581	$2,186,473

        As discussed in the preceding section—Lending Activities—Sale of Loans—Representations and Warranties—we make provisions for losses that may arise from breaches of representations and warranties when we record the sale of loans and we adjust our estimates for losses quarterly. We record repurchased loans at fair value when they are repurchased and any resulting loss is charged against the liability.

        We may determine that a portion of the loans that we originate or purchase for sale will not be sold because of a defect, which may include a document deficiency, changes in secondary market conditions or deterioration of the credit status of the loan while it was held for sale. Such loans are transferred to our portfolio of loans held for investment at the lower of cost or estimated fair value on an individual loan basis and any loss is recorded as a component of gain on sale of loans or securities in current period earnings. As a result of the market disruption in 2007, we transferred $3.0 billion of mortgage loans to our Mortgage Banking Segment investment portfolio, which resulted in a $552.1 million charge to gain on sale of loans and securities. Subsequent losses that may result from deteriorations in the credit quality of the loans that have been transferred to the investment portfolio are included in our provision for loan losses.

        Our non-Banking Operations' nonperforming assets, including mortgage warehouse lending advances and loans held for investment (other than those held for investment in our Banking Operations), and foreclosed assets, and the related allowance for loan losses are summarized as follows:

	December 31,
	2007		2006
	Amount		Amount
	(dollar amounts in thousands)
Nonaccrual loans(1)(2):
Residential
Loans held for investment—credit risk retained by Countrywide(3)	$567,356		$158,802
Commercial(4)	1,311		—

Total nonaccrual loans	568,667		158,802

Foreclosed real estate:
Other
Residential	412,984		223,747
Commercial(4)	—		—

Total foreclosed real estate	412,984		223,747

Total nonperforming assets	$981,651		$382,549

	Amount	% of Nonaccrual Loans	Amount	% of Nonaccrual Loans
Allowances for credit losses:
Allowance for loan losses(5):
Residential	$247,106	43.55%	$19,524	12.29%
Commercial(4)	11,138	N/M	12,838	N/M

	258,244	45.41%	32,362	20.38%
Liability for unfunded loan commitments	868	0.15%	—	—

Total allowances for credit losses	$259,112	45.56%	$32,362	20.38%

	Years Ended December 31,
	2007		2006
	Amount	Annualized Net Charge-offs as % Average Investment Loans	Amount	Annualized Net Charge-offs as % Average Investment Loans
Net charge-offs:
Mortgage Banking & Other	$242,942	3.42%	$123,123	2.78%

(1)
Excludes $2,171.1 million and $1,254.9 million, at December 31, 2007 and 2006, respectively, of loans that we have the option (but not the obligation) to repurchase and we have not exercised such option. These loans are required to be included in our balance sheet regardless of our intention to exercise the option to repurchase the loans.

(2)
Excludes government-guaranteed mortgage loans held for investment totaling $397.6 million and $334.5 million at December 31, 2007 and 2006, respectively.

(3)
Generally these loans have been repurchased and recorded at fair value or transferred to held for investment at lower of cost or estimated fair value. Fair values incorporate the impaired status at the date of repurchase of the loans. Losses related to subsequent deterioration in the credit quality of the loans are recorded in the allowance for loan losses.

(4)
Comprised of warehouse lending advances secured by mortgage loans.

(5)
The allowance for loan losses excludes any reduction to the cost basis of loans recorded to reflect estimated fair value at repurchase or transfer to held for investment.

        The increase in the allowance for loan losses from December 31, 2006 is due to higher expectations of losses incurred in our portfolio driven by the impact of the weakening housing market and significant tightening of available credit on delinquencies and default trends as well as portfolio seasoning.

  Allowance for Loan Losses

        Following is a summary of our consolidated allowance for loan losses by activity for the periods presented:

	Year Ended December 31, 2007
	Banking Operations
	Mortgage Lending	Commercial Real Estate	Warehouse Lending	Mortgage Banking	Total
	(in thousands)
Balance, beginning of year	$294,410	$45	$12,838	$19,524	$326,817
Provision for loan losses	1,817,807	666	(1,202)	468,912	2,286,183
Provision for losses subject to pool mortgage insurance recovery, net	490,040	—	—	—	490,040
Net charge-offs	(460,438)	—	(1,612)	(241,330)	(703,380)
Reclassifications and other	(1,283)	—	1,114	—	(169)

Balance, end of year	$2,140,536	$711	$11,138	$247,106	$2,399,491

Allowance as a percentage of loans receivable	2.5%	0.3%	1.3%	5.8%	2.6%

	Year Ended December 31, 2006
	Banking Operations
	Mortgage Lending	Commercial Real Estate	Warehouse Lending	Mortgage Banking	Total
	(in thousands)
Balance, beginning of year	$102,680	$—	$12,838	$73,683	$189,201
Provision for loan losses	153,965	45	—	79,837	233,847
Provision for losses subject to pool mortgage insurance recovery, net	65,763	—	—	—	65,763
Net charge-offs	(33,718)	—	—	(123,123)	(156,841)
Reclassifications and other	5,720	—	—	(10,873)	(5,153)

Balance, end of year	$294,410	$45	$12,838	$19,524	$326,817

Allowance as a percentage of loans receivable	0.4%	0.2%	0.4%	4.6%	0.4%

	Year Ended December 31, 2005
	Banking Operations
	Mortgage Lending	Commercial Real Estate	Warehouse Lending	Mortgage Banking	Total
	(in thousands)
Balance, beginning of year	$48,972	$—	$7,759	$68,315	$125,046
Provision for loan losses	86,845	—	5,079	23,761	115,685
Net charge-offs	(6,780)	—	—	(18,393)	(25,173)
Reclassifications and other	(26,357)	—	—	—	(26,357)

Balance, end of year	$102,680	$—	$12,838	$73,683	$189,201

Allowance as a percentage of loans receivable	0.2%	0.0%	0.3%	21.3%	0.3%

        Charge-offs increased due to increasing rates of default and loss severity, along with acceleration in the timing of charge-off recognition as a result of recent trends in delinquency and foreclosures.

  Mortgage Loans Held for Sale

        At December 31, 2007, mortgage loans held for sale amounted to $11.7 billion. While loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional first mortgage loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees.

        Loans held for sale that have been placed on nonaccrual status include distressed loans that are generally purchased at a discount as part of the conduit activities of the Capital Markets Segment and loans whose credit quality has deteriorated during the time that they have been held for sale. Nonaccrual loans totaled $206.7 million and $566.6 million at December 31, 2007 and 2006, respectively. Mortgage loans held for sale are carried at the lower of cost or fair value in the aggregate, which takes into account a reduction in value for impaired loans.

  Mortgage Reinsurance

        We provide mortgage reinsurance on certain mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we provide aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pools' mortgage insurance premium. As of December 31, 2007, approximately $121.7 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At December 31, 2007, the maximum aggregate losses under the reinsurance contracts were limited to $1,070.2 million. We are required to pledge securities to cover this potential liability. For the years ended December 31, 2007, 2006 and 2005, we were not required to pay any losses under our reinsurance contracts. We reduced our liability for estimated reinsurance losses by $7.4 million in 2007, and recorded provisions for losses of $35.8 million and $30.8 million in 2006 and 2005, respectively. The accumulated liability recorded for estimated reinsurance totaled $148.8 million and $156.2 million at December 31, 2007 and 2006, respectively.

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

        The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements, before and after collateral held by us, are as follows:

	December 31,
	2007	2006
	(in millions)
Aggregate credit exposure before collateral held	$6,147	$1,777
Less: collateral held	(3,873)	(1,223)

Net aggregate unsecured credit exposure	$2,274	$554

        For the years ended December 31, 2007, 2006 and 2005 we incurred no credit losses due to non-performance of any of our counterparties.

Quantitative and Qualitative Disclosures About Market Risk

        A significant market risk facing the Company is interest rate risk, which includes the risk that changes in interest rates will result in changes in the value of our assets or liabilities ("price risk") and the risk that net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. Interest rate risk includes both changes in "risk-free" rates (usually the U.S. Treasury rate for an asset of the same duration) and changes in the premiums to risk-free rates of return required by investors. Such changes may be the result of liquidity and/or changing investor perceptions of risk. The overall objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates. Our Corporate Asset/Liability Management Committee, which is comprised of several of the Company's senior financial executives, is responsible for management of this risk.

        We manage interest rate risk with derivative financial instruments and by the structure of the Company's activities as follows:

  •
  The Company uses various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of its commitments to make or purchase loans (also referred to as interest rate lock commitments or "IRLCs"), mortgage loans held by the Company pending sale ("Mortgage Loan Inventory"), retained interests and trading securities, as well as a portion of its debt.

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

  Interest Rate Lock Commitments and Mortgage Inventory

        We are exposed to price risk relative to our Mortgage Loan Inventory and our IRLCs. The Mortgage Loan Inventory is comprised of mortgage loans held pending sale, and is presently held for an average of approximately 25 days. IRLCs guarantee the rate and points on the underlying mortgage or group of mortgages for a specified period, generally from seven to 75 days.

        With regard to loans held for sale, we are exposed to price risk from the time an IRLC is made to a mortgage applicant or financial intermediary to the time the resulting mortgage loan is sold. For loans held for investment, we are exposed to price risk from the time an IRLC is made to a financial intermediary to the time the loan is purchased. During these periods, the Company is exposed to losses if mortgage rates rise or investor required yields increase, because the value of the IRLC or mortgage loan held for sale declines. To manage this price risk, the Company uses derivatives.

        Managing the interest rate risk related to IRLCs is complicated by the fact that the ultimate percentage of applications that close within the terms of the IRLC is beyond our control and is driven primarily by changes in mortgage rates in the marketplace. In general, the percentage of applications that ultimately close within the terms of the IRLC increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicants' committed rates. The closing percentage is also influenced by the source and age of the applications, purpose for the loans (purchase or refinance) and the application approval rate. We have developed closing ratio estimates using historical experience that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. Those closing ratios are used to estimate the aggregate balance of loans that we expect to fund within the terms of the IRLCs. Our closing ratio estimates are revised periodically.

        To manage the price risk associated with IRLCs, we generally use a combination of net forward sales of MBS and put and call options on MBS, U.S. Treasury futures and Eurodollar futures. We generally enter into forward sales contracts of MBS in an amount equal to the portion of the IRLCs expected to close, assuming no change in mortgage rates. We acquire put and call options to protect against the variability of the rate of loan closings caused by changes in mortgage rates. To manage the credit spread component of price risk associated with our IRLCs, we may enter into credit default swaps.

        We manage the price risk related to our Mortgage Loan Inventory primarily by entering into forward sales of MBS and Eurodollar futures contracts. The value of these forward MBS sales and Eurodollar futures moves in the opposite direction of the value of the Mortgage Loan Inventory. To manage the credit spread component of price risk associated with our Mortgage Loan Inventory, we may enter into credit default swaps.

        We manage the price risk related to our commercial mortgage loans using interest rate, total rate of return and credit default swaps.

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

  •
  Short Eurodollar Futures Contracts: The sale of a standardized exchange-traded contract that we do not own, the value of which is tied to spot Eurodollar rates at specified future dates. The value increases when Eurodollar rates rise.

  •
  Credit Default Swaps: An agreement to purchase credit event protection based on a financial index or security in exchange for paying a fixed fee or premium over the term of the contract. For use in the risk management of commercial mortgage loans, the Company receives credit protection and pays a fixed fee or premium. The value of these contracts increases when the probability of the occurrence of a credit event rises.

  Mortgage Servicing Rights (MSRs) and Retained Interests

        Our MSRs and retained interests are generally subject to loss in value when mortgage rates decline. Declining mortgage rates normally precipitate increased mortgage refinancing activity to the extent that the borrower is able to obtain a new loan. Increased refinancing activity reduces the life of the loans underlying the MSRs and retained interests, thereby reducing their value. Reductions in the value of these assets impact earnings primarily through change in fair value and impairment charges. To moderate the effect on earnings caused by a rate-driven decline in fair value, we maintain a portfolio of financial instruments, including derivatives, which generally increase in aggregate value when interest rates decline (the "Servicing Hedge").

        We use the following financial instruments in our Servicing Hedge:

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

  •
  Interest Rate Swaps: A mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g., U.S. Dollar LIBOR ("USD LIBOR")). For use in the Servicing Hedge, we generally receive the fixed rate and pay the floating rate. Such contracts increase in value as rates fall.

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

  Securities Trading Activities

        Within our Capital Markets operations, we maintain a trading portfolio of fixed-income securities, primarily MBS. We are exposed to price changes in our trading portfolio arising from interest rate changes during the period we hold the securities. To manage this risk, we use the following derivative instruments:

  •
  Forward Sales of To-Be-Announced ("TBA") MBS: An obligation to sell agency pass-through MBS that have not yet been issued at a specified price on a specified date in the future. The value increases as mortgage rates rise.

  •
  Forward Purchases of TBA MBS: An obligation to purchase agency pass-through MBS that have not yet been issued at a specified price on a specified date in the future. The value increases as mortgage rates fall.

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

  •
  Put Options on Federal Funds and Eurodollar futures Contract: A right to sell a Federal Funds or Eurodollar futures contract at a specified price on a specified date in the future. The value increases as the Federal Funds or Eurodollar rates rise.

  •
  Call Options on Federal Funds and Eurodollar futures Contract: A right to acquire a Federal Funds or Eurodollar futures contract at a specified price on a specified date in the future. The value increases as the Federal Funds or Eurodollar rate falls.

  •
  Short Futures Contract: A sale of a standardized exchange-traded contract that we do not own, the value of which is tied to spot Federal Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Federal Funds or Eurodollar rates rise.

  •
  Interest Rate Cap: A right to receive cash if a reference interest rate rises above a contractual strike rate. The reference interest rates used in the Company's interest rate caps include mortgage rates, U.S. Treasury rates, and USD LIBOR. The value increases as the reference rate rises.

  •
  Payer Swaption: A right to enter a predetermined Interest Rate Swap at a future date where we receive the floating rate and pay the fixed rate. These contracts increase in value as rates rise.

  •
  Receiver Swaptions: A right to enter a predetermined Interest Rate Swap at a future date where we receive the fixed rate and pay the floating rate. These contracts increase in value as rates fall.

  •
  Forward rate agreement: A mutual agreement to exchange a single cash flow at a forward settlement date, based on the difference between the forward fixed rate and floating rate set equal to the 30-day forward current coupon rate. For use in the risk management of the broker-dealer securities trading portfolio, the Company receives the floating rate and pays the fixed. Such contracts increase in value as rates rise.

  Long-term Debt and Deposit Liabilities

        Management's objective in financing the activities of the Company is to ensure access to reliable and cost-effective funding from a variety of sources in order to meet the Company's financing requirements under various market conditions. These financing activities subject the Company to interest rate risk. Specifically, the Company is exposed to the risk that the interest expense it incurs on its long-term borrowings will change at a different speed than the income it earns on the assets financed by the long-term debt, contributing to variability of net interest income earnings. To address this risk, management seeks long-term debt structured to reprice in a manner similar to the assets it is financing. However, the Company may not be able to obtain access to borrowings structured to match the repricing characteristics of the assets being financed at optimal interest rates (i.e., cost). Management addresses this constraint, in part, by entering into interest rate and foreign currency swap agreements designed to modify the structure of its borrowings. These agreements have the effect of changing the structure of a debt agreement to one that approximates the repricing characteristics of the assets financed.

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

        We employ various commonly used modeling techniques to value our financial instruments in connection with these sensitivity analyses. For mortgage loans, MBS, MBS forward contracts, collateralized mortgage obligations, interest-only securities and MSRs, we use option-adjusted spread models. The primary assumptions used in these models for the purpose of these sensitivity analyses are the prepayment speeds, risk-adjusted return requirements and implied market volatility of interest rates. For options and interest rate floors, we use an option-pricing model. The primary assumption used in this model is implied market volatility of interest rates. For retained interests, with the exception of interest-only securities, we use a zero volatility discounted cash flow model. The primary assumptions used in these models are prepayment rates, discount rates and credit losses.

        The following table summarizes the estimated change in fair value of our interest-rate-sensitive assets, liabilities and commitments as of December 31, 2007, given several hypothetical, (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(in millions)
MSRs and financial instruments:
MSRs	$(4,179)	$(2,054)	$1,807	$3,260
Retained interests	(122)	(66)	65	114
Impact of Servicing Hedge:
Mortgage-based	562	305	(344)	(711)
Swap-based	4,256	1,817	(1,124)	(1,649)
Treasury-based	685	262	(104)	(137)

MSRs and retained interests, net	1,202	264	300	877

Interest rate lock commitments	128	92	(182)	(432)
Mortgage Loan Inventory	527	341	(522)	(1,191)
Impact of associated derivative instruments:
Mortgage-based	(753)	(466)	669	1,497
U.S. Treasury-based	102	28	57	201
Eurodollar-based	(18)	(9)	12	30

Interest rate lock commitments and Mortgage Loan Inventory, net	(14)	(14)	34	105

Banking Operations:
Securities portfolio	440	275	(365)	(786)
Mortgage loans held for investment	1,104	572	(612)	(1,270)
Deposit liabilities	(420)	(212)	218	442
Federal Home Loan Bank advances	(1,375)	(676)	651	1,277

Countrywide Bank, net	(251)	(41)	(108)	(337)

Notes payable and capital securities	(658)	(327)	308	593
Impact of associated derivative instruments:
Swap-based	201	102	(106)	(213)

Notes payable and capital securities, net	(457)	(225)	202	380

Insurance company investment portfolios	58	30	(33)	(69)

Net change in fair value related to MSRs and financial instruments	$538	$14	$395	$956

Net change in fair value related to broker-dealer trading securities	$41	$20	$(17)	$(33)

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

  Market Risk—Foreign Currency Risk

        To diversify our funding sources on a global basis, we issue a portion of our medium-term notes denominated in foreign currencies. We manage the associated foreign currency risk through cross-currency swap transactions. The terms of the cross-currency swaps have the effect of converting all foreign currency-denominated medium-term notes into U.S. dollar-denominated obligations, thereby eliminating the associated foreign currency risk. As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes are not expected to have a financial impact on future earnings, fair values or cash flows.

Operational Risk

        All businesses face operational risk, which is the risk of loss from inadequate or failed internal processes, people, and systems or from external events. We categorize operational risk into the areas of human resources, vendor management, custody of assets, accounting and financial disclosure, technology, physical security, natural hazard and environment, fraud and embezzlement (internal and external), political and governmental affairs, modeling, compliance, regulatory and governance. We have documented our operational risks and corresponding controls. This information is utilized by executive officers and appropriate governance groups within the Company for ongoing risk assessment, monitoring, testing and review. Responsibility for operational risk identification and management is assigned to each of our business units with centralized corporate oversight and support. Operational risk management is embedded into our daily activities. Examples include:

  •
  Identification of operational risk is performed at the activity level. Key controls that address the risks are identified and monitored by management. Operational controls that affect financial reporting are also tested by business unit management

  •
  Independent testing and evaluation of internal controls is conducted by our internal audit function

  •
  Review of operational risks (including the sufficiency of governance structures to mitigate those risks) is conducted by an independent enterprise risk assessment function

  •
  Staff is dedicated to specific areas of key operational risk mitigation, such as a disaster recovery, central compliance oversight and fraud risk management

  •
  Oversight of operational risk on an enterprise-wide basis is conducted by Countrywide's Operational Risk Committee comprised of senior executives; a risk managers' roundtable comprised of divisional operation risk managers; and on a divisional basis, by business unit risk committees comprised of the business unit's leaders and risk managers

  •
  The processes supporting our key business activities are evaluated and redesigned as needed in a structured manner that minimizes errors and improves efficiency

  •
  A corporate expectation of ethical behavior is set with a formalized code of ethics, mandatory annual compliance training, provision for anonymous reporting of suspected breaches of corporate ethics and independent monitoring by and reporting of alleged breaches of corporate ethics to the Audit and Ethics Committee of the Board of Directors.

Loan Servicing

        The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated.

	Years Ended December 31,
	2007	2006
	(in millions)
Beginning owned servicing portfolio	$1,280,119	$1,081,189
Add: Residential loan production(1)	405,544	456,949
Purchased MSRs (bulk acquisitions)	21,735	15,781
Less: Principal repayments	(255,408)	(273,800)

Ending owned servicing portfolio	1,451,990	1,280,119
Subservicing portfolio	24,049	18,275

Total servicing portfolio(2)	$1,476,039	$1,298,394

MSR portfolio	$1,355,492	$1,174,874
Mortgage loans owned	96,498	105,245
Subservicing portfolio	24,049	18,275

Total servicing portfolio(2)	$1,476,039	$1,298,394

(1)
Excludes purchases from third parties in which servicing rights were not acquired.

(2)
Excludes $164.2 million of commercial real estate loans in our commercial mortgage servicing portfolio at December 31, 2007.

	December 31,
	2007	2006
	(dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$1,233,169	$1,063,141
Nonprime Mortgage	110,555	116,270
Prime Home Equity	41,204	47,628
Government:
FHA-insured mortgage	50,317	39,011
VA-guaranteed mortgage	16,745	14,069

Total owned portfolio	$1,451,990	$1,280,119

Delinquent mortgage loans(1):
30 days	3.36%	2.95%
60 days	1.35%	0.98%
90 days or more	2.25%	1.09%

Total delinquent mortgage loans	6.96%	5.02%

Loans pending foreclosure(1)	1.04%	0.65%

Delinquent mortgage loans(1):
Conventional	4.19%	2.76%
Nonprime Mortgage	27.29%	19.03%
Prime Home Equity	5.92%	2.93%
Government	14.15%	13.94%
Total delinquent mortgage loans	6.96%	5.02%
Loans pending foreclosure(1):
Conventional	0.63%	0.31%
Nonprime Mortgage	5.54%	3.53%
Prime Home Equity	0.12%	0.12%
Government	1.33%	1.28%
Total loans pending foreclosure	1.04%	0.65%

(1)
Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their collection status.

        We attribute the overall increase in delinquencies in our servicing portfolio from December 31, 2006 to December 31, 2007, to increased production of loans in recent years with higher loan-to-value ratios and reduced documentation requirements, combined with a weakening housing market and significant tightening of available credit and to portfolio seasoning. Changing borrower profiles and trends toward higher initial combined loan-to-value ratios make this impact most significant on nonprime delinquency. We believe the delinquency rates in our servicing portfolio are consistent with rates for similar mortgage loan portfolios in the industry.

Inflation

        Our operations that would be most significantly impacted by an increase in inflation are our Mortgage Banking and Capital Markets Segments. Interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, mortgage loan production decreases. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity. Generally, in periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among mortgage loan originators and to higher unit costs, thus further reducing our loan production earnings. However, in a rising interest rate environment, our loan servicing earnings generally increase because mortgage prepayment rates tend to slow down, thereby extending the average life of our servicing portfolio and related MSRs. Within our broker-dealer operations, rising interest rates generally lead to a reduction in trading and underwriting activities in our primary niche, the mortgage securities market.

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

        Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Loans generally are securitized with limited recourse for credit losses. During 2007, we securitized $24.0 billion in Nonprime Mortgage and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests, to losses that may arise from rapid amortization events that cause subsequent draws that we are contractually required to advance to be subordinated to all other interests in these securitizations and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees.

        During 2007, our off-balance sheet obligations relating to rapid amortization events contained in our home equity line-of-credit securitizations were triggered as a result of actual and anticipated loan losses relating to loans underlying these securitizations exceeding specified thresholds or durations. Normally, a rapid amortization event is not expected to occur and is deemed remote. However, sudden deterioration in the housing market experienced in late 2007 resulted in it becoming probable that a rapid amortization event would occur. Because of these events, we recorded impairment losses of $704.1 million related to estimated future draw obligations on the home equity securitizations that have entered or are expected to enter rapid amortization status. The available credit lines for the securitizations subject to or expected to be subject to a future draw obligation are approximately $2.4 billion at December 31, 2007. However, due to the borrower's ability to pay down and redraw balances, a maximum obligation cannot be defined.

        For a further discussion of our exposure to credit risk, see the section in this Report entitled Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk Management.

        We do not believe there are any other off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

        The sales proceeds and cash flows from our securitizations for 2007 and additional information with respect to securitization activities are included in the financial statements section of this Report Financial Statements—Note 3—Loan Sales.

  Contractual Obligations

        The following table summarizes our significant contractual obligations at December 31, 2007, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans.

	Note(1)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Obligations:
Notes payable	15	$18,295,408	$26,430,398	$30,131,827	$22,369,780	$97,227,413
Time deposits	13	$30,264,577	$2,351,423	$672,742	$1,526,355	$34,815,097
Operating leases	32	$228,241	$300,003	$113,645	$56,896	$698,785
Purchase obligations	—	$107,691	$22,546	$1,927	$—	$132,164

(1)
See respective notes to the financial statements included in this Report.

        As of December 31, 2007, the Company had undisbursed home equity lines of credit and construction loan commitments of $9.1 billion and $0.7 billion, respectively. As of December 31, 2007, outstanding commitments to fund mortgage loans totaled $23.9 billion.

        In connection with our underwriting activities, at December 31, 2007 we had commitments to purchase and sell new issues of securities aggregating $1.1 billion and $1.2 billion, respectively.

Prospective Trends

  Outlook

        We believe the current environment will provide significant continuing challenges for the financial services sector, including Countrywide. Specifically, in the near term, we have experienced and are likely to continue to experience:

  •
  Continued pressure on housing values and mortgage origination volumes

  •
  Increasing delinquencies and foreclosures

  •
  Continued disruptions in the secondary mortgage and debt capital markets and

  •
  More restrictive legislative and regulatory environments.

        As a result of these conditions, we are experiencing, among other things, the following:

  •
  Higher credit losses on delinquent loans and subordinated interests

  •
  Reduced access to secondary mortgage and debt capital markets

  •
  Increased cost of debt

  •
  Lower loan production volumes and

  •
  Lower margins on loans produced.

        In response to the current environment, Countrywide has made changes to tighten the underwriting guidelines for loan products offered and has adjusted loan pricing to reflect market conditions. The tightening of underwriting guidelines included reductions in the availability of reduced documentation loans and loans on investor-owned properties and in the maximum loan-to-value or combined loan-to-value ratio. The impact of these changes was most significant to Nonprime Mortgage, Prime Home Equity and non-conforming prime loans. Further reductions in the Company's funding volume could result. Additionally, during 2007, we transferred $21.8 billion of Nonprime Mortgage, Prime Home Equity and non-conforming loans, after giving effect to a $1.1 billion write-down, from our inventory of mortgage loans held for sale to our portfolio of loans held for investment. We expect to retain more loans in our portfolio of loans held for investment or to hold additional loan or security inventory until market conditions improve. We have also increased our loss mitigation efforts through proactive outreach to borrowers, partnering with non-profit home ownership counseling groups and increasing our staff dedicated to working with our borrowers to prevent or cure loan defaults. In an effort to ensure the adequacy of our funding liquidity, we continue to transition to more reliable funding sources, which may be more costly. We are also optimizing our organizational structure through, among other things, the integration of Countrywide Bank and Countrywide Home Loans.

        As a result of these conditions we expect our earnings and returns through 2008 to be below our long-term target levels.

        Our outlook is subject to risks and uncertainties as discussed in the section, Risk Factors—Forward-Looking Financial Statements—Factors That May Affect Our Future Results.

  Merger with Bank of America Corporation

        As more fully detailed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and the Registration Statement on Form S-4 of Bank of America filed on February 12, 2008, we entered into a Merger Agreement with Bank of America. The Merger Agreement provides for Countrywide to merge with and into a wholly-owned merger subsidiary of Bank of America ("Merger Sub"), with Merger Sub continuing as the surviving company.

        The terms of the Merger Agreement provide for the conversion of each share of Countrywide common stock into 0.1822 of a share of Bank of America common stock. Consummation of the Merger, which is currently anticipated to occur in the third quarter of 2008, is subject to certain conditions, including, among others, Countrywide stockholder and regulatory approvals.

        The Merger Agreement contains certain termination rights for Countrywide and Bank of America, as the case may be, applicable upon the occurrence of certain events specified in the Merger Agreement. The Merger Agreement provides that, in the event of the termination of the Merger Agreement under specified circumstances, Countrywide may be required to pay Bank of America a termination fee equal to $160 million.

        The Merger Agreement provides for both Countrywide and Bank of America to conduct their respective businesses in the ordinary course until the Merger is completed and not to take certain actions during the period from the date of the Merger Agreement until the date of completion of the Merger.

  United States Mortgage Market

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

        Over time, the level of complexity in the mortgage lending business has increased significantly due to several factors:

  •
  The continuing evolution of the secondary mortgage market and demand by borrowers have resulted in a proliferation of mortgage products

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

        To compete effectively in this environment, mortgage lenders must have a very high level of operational, technological and managerial expertise. In addition, the residential mortgage business has become more capital-intensive and therefore access to capital at a competitive cost is critical. As a result of reduced access to capital, general housing trends, rising delinquencies and defaults and other factors, many mortgage lenders have recently experienced severe financial difficulty, with many exiting the business or filing for bankruptcy protection. Primarily because of these factors, the industry continues its consolidation trend.

        Today, large and sophisticated financial institutions dominate the residential mortgage industry. These industry leaders are primarily commercial banks operating through their mortgage banking subsidiaries. According to the trade publication Inside Mortgage Finance, the top five originators produced 53% of all loans originated during 2007, up from 47% five years ago. (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.)

        The loan volume for the top five originators, according to Inside Mortgage Finance, is as follows (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.):

	Years Ended December 31,
Institution
	2007	2006
	(in billions)
Countrywide	$408	$463
Wells Fargo Home Mortgage	272	398
Chase Home Finance	210	173
CitiMortgage	198	183
Bank of America Mortgage(1)	190	—
Washington Mutual(1)	—	196

Total for Top Five	$1,278	$1,413

(1)
Comparative data not included for the year in which the institution was not in the top five originators.

        We believe the consolidation trend in the mortgage industry will continue, as the aforementioned market forces will continue to drive out weak competitors.

        Compared to Countrywide, the other industry leaders are less reliant on the secondary mortgage market as an outlet for mortgages, due to their greater portfolio lending capacity. This has placed us at a competitive disadvantage in the current disruption of the secondary mortgage market, which has removed a competitive outlet for our loans. We responded by shifting our production and related financing to our Bank and by focusing on agency-eligible loan production.

        This consolidation trend has naturally carried over to the loan servicing side of the mortgage business. Today, the top five mortgage servicers combined have a 46% share of the total mortgages outstanding, up from 38% five years ago. Following is a year-over-year comparison of loan volume for the top five servicers, according to Inside Mortgage Finance (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.):

	Years Ended December 31,
Institution
	2007	2006
	(in billions)
Countrywide	$1,476	$1,298
Wells Fargo Home Mortgage	1,473	1,342
CitiMortgage	800	522
Chase Home Finance	776	674
Washington Mutual	623	706

Total for Top Five	$5,148	$4,542

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

        Recently, we have seen broad-based declines in housing values. We expect housing values to continue to decrease during the near term which will affect our credit loss experience and has affected our willingness to offer certain mortgage loan products, both of which have and will continue to impact our earnings, particularly in the short term.

  Secondary Mortgage Market Investor Demand

        Changes in investor demand for mortgage loans can have a significant impact on our ability to access the secondary mortgage market as a competitive outlet. In 2007, we saw an increase in investor required yields, first for nonprime loans or securities followed by Prime Home Equity Loans and then non-conforming loans, together with a lessening in the liquidity for such loans and securities caused by reduced investor demand. In the second half of 2007 the secondary mortgage market for non agency-eligible loans became largely illiquid and certain credit rating agencies have downgraded their securitization ratings of large numbers of mortgage-backed securities. These factors have combined to severely decrease demand for and profitability of a large portion of the products we have historically produced. In response to these developments we have tightened our underwriting and program guidelines, significantly limiting our production of non agency-eligible loans. These changes have impacted our gain on sale margin and we expect these impacts to continue in the short term.

  Impact of Declines in Credit Performance

        With the current contraction in the U.S. housing market and the resulting declining housing prices, along with worsening economic conditions, we expect elevated credit losses in the near term. In 2007, we have observed a marked decline in credit performance (as adjusted for age) for recent vintages, especially those loans with higher risk characteristics, including reduced documentation, higher loan-to-value ratios or low credit scores. Deterioration in the credit performance of these loans has resulted in increased credit losses and impairment of our related credit-subordinated interests, recognition of accelerated amortization events, higher claims under our representations and warranties and reduced demand for our mortgage-backed securities and the availability of credit enhancements for the loans and securities we sell and invest in. We expect these factors to continue and for future earnings to be impacted.

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

        As discussed in the section Liquidity and Capital Resources, we have adjusted our operations and financing sources to address the current market conditions, including accessing other pre-existing funding liquidity sources, procuring new sources and accelerating the integration of our mortgage company with the Bank. The Bank has significant liquidity sources available to fund our mortgage banking operations. While we believe we currently have adequate funding liquidity, the effect of future developments on the Company may require us to make additional operational adjustments and/or procure additional sources of financing.

  Regulatory Trends

        The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably.

        Proposed local, state and federal legislation and regulations targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories. Over the longer term, such legislation and regulations will influence the terms and underwriting of products that will be offered to nonprime loan applicants and are therefore likely to limit any future growth of our nonprime lending. Additionally, there may be future local, state and federal legislation that restricts our ability to communicate with and solicit business from current and prospective customers in such a way that we are not able to originate new loans or sell other products at current profit margins.

        On February 13, 2008, the Economic Stimulus Act of 2008 was signed into law. The law provides for, among other things, temporary increases in the loan limits for the FHA's Single-Family Program and the conforming loan limits for loans eligible for purchase by Fannie Mae and Freddie Mac. The limits are raised to as high as $729,750 from the current $362,790 for the FHA Single Family program and $417,000 for Fannie Mae and Freddie Mac. The temporary increase applies to loans originated between July 1, 2007 and December 31, 2008.

        Implementation of the law will require Fannie Mae and Freddie Mac to develop the internal systems necessary to handle regional loan limits and develop underwriting, pricing and securitization standards for these loans and obtain regulatory approval from the Office of Federal Housing Enterprises Oversight. The Office of Federal Housing Enterprises Oversight has estimated that its approval process could take from one to three months. The effect of the law on our loan production has not yet been determined and will depend, in part, on the regional loan limits and related loan underwriting guidelines and pricing.

        For a further discussion of proposed federal and state laws and regulations, see Regulations—Proposed Federal and State Laws and Regulations in the preceding Part I, Item 1—Business.

  Mortgage Originations

        Following is our estimate of total United States mortgage originations market for each of the last five years:

Calendar Year	United States Mortgage Originations
(in billions)
2007	$2,628
2006	$3,300
2005	$3,488
2004	$3,355
2003	$4,369

        At December 31, 2007, we estimated the mortgage origination market for 2008 to be $1.7 trillion based on prevailing interest rates at that time. Our estimates of the mortgage market changes as interest rates change and our current estimate for 2008 is $1.8 trillion. The forecasted reduction from 2007 is attributable to an expected decline in both purchase and refinance activity. We have begun and are continuing to right-size our loan production operations in anticipation of the continuing near-term softness in the origination market. This mortgage market forecast would imply declining pressure on our loan servicing business due to a reduction in mortgage loan prepayment activity. In our Capital Markets Segment business, such a drop in mortgage originations would likely result in a reduction in mortgage securities trading and underwriting volume and our conduit activities, which would have a negative impact on profitability.

  Accounting Developments

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. The Company adopted SFAS 157 on its effective date of January 1, 2008, and the financial impact upon adoption was not material.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company adopted SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008 and the financial impact upon adoption was not material.

        In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, ("FSP FIN 39-1"). FSP FIN 39-1 amends certain paragraphs of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts,—an interpretation of APB Opinion No. 10 and FASB Statement No. 105 ("FIN 39") to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. Upon application, the Company shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company adopted FSP FIN 39-1 on its effective date of January 1, 2008 and the financial impact upon adoption was not material.

        In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109 ("SAB 109"). SAB 109 supersedes Staff Accounting Bulletin No. 105 ("SAB 105"), Application of Accounting Principles to Loan Commitments. It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. In conjunction with the adoption of SFAS 157 and SFAS 159, this guidance generally would result in higher fair values being recorded upon initial recognition of derivative loan commitments.

        In December of 2007, The American Securitization Forum ("ASF") issued the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Adjustable Rate Mortgage Loans (the "ASF Framework"). The ASF Framework was developed to address large numbers of subprime loans that are at risk of default when the loans reset from their initial fixed interest rates to variable rates during the coming 18 months. The objective of the framework is to provide uniform guidelines for evaluating large numbers of loans for refinancing in an efficient manner while complying with the relevant tax regulations and off-balance sheet accounting standards for loan securitizations. The ASF Framework was developed with the participation of representatives of the mortgage securitization industry and the U.S. Government to provide streamlined borrower evaluation procedures in the evaluation of loan modification options for borrowers with subprime adjustable-rate loans meeting certain criteria. Specifically, the ASF Framework targets loans:

  •
  originated between January 1, 2005 and July 31, 2007

  •
  with initial fixed interest rate periods of 36 months or less and

  •
  that are scheduled for their first interest rate reset between January 1, 2008 and July 31, 2010.

        The ASF Framework requires the loan servicer to categorize the targeted loans into one of three segments and address the borrowers according to the assigned segment:

  •
  Segment 1 loans: the borrower is likely to be able to refinance into any available mortgage product—the borrowers should refinance their loans into the available products if they are unwilling or unable to meet the reset payment

  •
  Segment 2 loans: the loan is current but the borrower is unlikely to be able to refinance into any readily available mortgage industry product—these borrowers should be evaluated for streamlined (or "fast track") evaluation and modification

  •
  Segment 3 loans: the loan is not current—the servicer should determine the appropriate loss mitigation strategy—other than a streamlined modification—that maximizes the recoveries to the securitization trust that holds the loan. Loss mitigation strategies may include loan modification, forbearance, short sale or foreclosure.

        The ASF Framework specifies criteria that borrowers who are evaluated for streamlined modification must meet to qualify for a fast track modification, including property occupancy, credit score and an expected payment change threshold when the interest rate resets. Segment 2 borrowers who meet the specified criteria are identified for "fast track" loan modifications.

        On January 8, 2008, the SEC's Office of the Chief Accountant issued a letter addressing the accounting issues relating to the ASF Framework. The letter concluded that the SEC would not object to continuing off-balance sheet accounting treatment for Segment 2 loans modified pursuant to the ASF Framework. The SEC's Office of the Chief Accountant also asked the FASB to address the issues related to the sales accounting guidance in the applicable accounting literature.

        We are evaluating the ASF Framework but have not yet modified a significant volume of loans using the ASF Framework. At December 31, 2007, we serviced subprime ARM loans originated between January 1, 2005 through July 31, 2007 totaling $21.1 billion that were included in securitization transactions with unpaid balances totaling $31.4 billion. Our recorded investment in retained interests relating to these loans totaled $239.2 million at December 31, 2007.

        For those current loans that are accounted for off-balance sheet that are modified, but not as part of the ASF Framework above, the servicer must perform on an individual basis, an analysis of the borrower and the loan to demonstrate it is probable that the borrower will not meet the repayment obligation in the near term. Such analysis shall provide sufficient evidence to demonstrate that the loan is in imminent or reasonably foreseeable default. The SEC's Office of the Chief Accountant issued a letter in July 2007 stating that it would not object to continuing off-balance sheet accounting treatment for these loans.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In response to this Item, the information set forth on pages 134 to 140 and in the Note 4 to the Financial Statements of this Form 10-K is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The information called for by this Item 8 is hereby incorporated by reference from Countrywide's Financial Statements and Auditors' Report beginning at page F-1 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

Item 9A.    Controls and Procedures

  (1)
  Disclosure Controls and Procedures

        Our management has conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

  (2)
  Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

        The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        In making its assessment of internal control over financial reporting, management used the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

        KPMG LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2007, has issued an audit report on the Company's internal control over financial reporting, in accordance with the standards of the Public Company Accounting Oversight Board. This report appears on the following page.

        In addition, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Countrywide Financial Corporation:

        We have audited Countrywide Financial Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained in all material respects effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Countrywide Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
February 28, 2008

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Form 10-K, in either case to be filed by April 29, 2008, which is within 120 days after the end of fiscal year 2007.

Item 11.    Executive Compensation

        The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Form 10-K, in either case to be filed by April 29, 2008, which is within 120 days after the end of fiscal year 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table shows aggregate information, as of December 31, 2007, with respect to compensation plans under which equity securities of Countrywide are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(2)(3)
Equity Compensation Plans Approved by Security Holders	50,772,222	$28.45	19,474,668
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	50,772,222	$28.45	19,474,668

(1)
Includes 1,079,156 performance and time-vested restricted stock units, dividend equivalents rights and deferred stock units to be settled in shares of our common stock of which, 224,894 are unlikely to be issued because the specified performance targets are unlikely to be achieved. The weighted-average exercise price of these awards is not reflected in the column above because no payments of cash consideration would be required upon issuance of any such awards.

(2)
Countrywide's 2000 and 2006 Equity Incentive Plans also provide for awards of restricted stock. Of the securities available for issuance under these plans, 8,077,613 shares of our common stock are available for issuance in the form of restricted stock or other full value awards.

(3)
Includes 100,446 shares of our common stock that may be issued under Countrywide's Global Stock Plan, 88,555 of which were issued under this plan subsequent to December 31, 2007.

        The other information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Form 10-K, in either case to be filed by April 29, 2008, which is within 120 days after the end of fiscal year 2007.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Form 10-K, in either case to be filed by April 29, 2008, which is within 120 days after the end of fiscal year 2007.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Form 10-K, in either case to be filed by April 29, 2008, which is within 120 days after the end of fiscal year 2007.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)(1) and (a)(2)—Financial Statement and Financial Statement Schedules.

        The information called for by this section of Item 15 is set forth in the Financial Statements and Auditors' Report beginning at page F-2 of this Form 10-K. The index to Financial Statements and Schedules is set forth at page F-1 of this Form 10-K.

  (a)(3)—Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of January 11, 2008, by and among Countrywide Financial Corporation (the "Company"), Bank of America Corporation and Red Oak Merger Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2008).
3.1*	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2007).
3.2*	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 30, 2007).
4.1*	Amended and Restated Rights Agreement, dated as of November 27, 2001, between the Company and The Bank of New York, as Rights Agent which includes as Exhibit A thereto, the form of Amended and Restated Certificate of Designation (incorporated by reference to Exhibit 1 to the Company's Form 8-A/A, filed with the SEC on December 10, 2001).
4.2*	Substitution of Rights Agent and Amendment to Amended and Restated Rights Agreement dated December 8, 2005, between the Company and American Stock Transfer & Trust Company which includes as Exhibit B thereto, the form of Rights Certificate (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2005).
4.3*	Second Amendment to Amended and Restated Rights Agreement dated June 14, 2006 by and between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2006).
4.4*	Third Amendment to Amended and Restated Rights Agreement, dated as of August 22, 2007, by and between the Company and American Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 28, 2007).
4.5*	Registration Rights Agreement, dated as of August 22, 2007, by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 28, 2007).
4.6*	Specimen Certificate of the Company's Common Stock (incorporated by reference to Exhibit 4.2 to the Current Company's Report on Form 8-K, dated February 6, 1987).
4.7*	Certificate of Designations of 7.25% Series B Non-Voting Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on August 22, 2007 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 28, 2007).

4.8*	Certificate of Correction of Certificate of Designations of the Company, filed with the Secretary of State of the State of Delaware on November 1, 2007 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K/A, filed with the SEC on November 2, 2007).
4.9*	Specimen Debenture Certificate (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, dated February 6, 1987).
4.10*	Indenture dated as of January 1, 1992 among Countrywide Home Loans, Inc. ("CHL"), the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01), filed with the SEC on October 19, 1993).
4.11*	Form of Supplemental Indenture No. 1 dated as of June 15, 1995, to the Indenture dated as of January 1, 1992, among CHL, the Company, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01), filed with the SEC on June 16, 1995).
4.12*	Form of Medium-Term Notes, Series E (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-3835 and 333-3835-01), filed with the SEC on August 2, 1996).
4.13*	Form of Medium-Term Notes, Series E (floating rate) of CHL (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-3835 and 333-3835-01), filed with the SEC on August 2, 1996).
4.14*	Form of Medium-Term Notes, Series F (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-31529 and 333-31529-01), filed with the SEC on July 29, 1997).
4.15*	Form of Medium-Term Notes, Series F (floating-rate) of CHL (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-31529 and 333-31529-01), filed with the SEC on July 29, 1997).
4.16*	Form of Medium-Term Notes, Series H (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01), filed with the SEC on October 30, 1998).
4.17*	Form of Medium-Term Notes, Series H (floating-rate) of CHL (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01), filed with the SEC on October 30, 1998).
4.18*	Indenture, dated as of December 1, 2001 among CHL, the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.25 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2003).
4.19*	Form of Medium-Term Notes, Series K (fixed-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company, CHL, Countrywide Capital IV and Countrywide Capital V (File Nos. 333-74042, 333-74042-03, 333-74042-02 and 333-74042-01, respectively), filed with the SEC on November 28, 2001).
4.20*	Form of Medium-Term Notes, Series K (floating-rate) of CHL (incorporated by reference to Exhibit 4.13 to the registration statement on Form S-3 of the Company, CHL, Countrywide Capital IV and Countrywide Capital V (File Nos. 333-74042, 333-74042-03, 333-74042-02 and 333-74042-01, respectively), filed with the SEC on November 28, 2001).

4.21*	Form of Medium-Term Notes, Series L (fixed-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-103623, 333-103623-01, 333-103623-02 and 333-103623-03), filed with the SEC on March 5, 2003).
4.22*	Form of Medium-Term Notes, Series L (floating-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-103623, 333-103623-01, 333-103623-02 and 333-103623-03), filed with the SEC on March 5, 2003).
4.23*	Form of Medium-Term Notes, Series M (fixed-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).
4.24*	Form of Medium-Term Notes, Series M (floating-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).
4.25*	Indenture, dated February 1, 2005, among the Company, CHL and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.58 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006).
4.26*	Form of Medium-Term Notes, Series A (fixed-rate) of CFC (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).
4.27*	Form of Medium-Term Notes, Series A (floating-rate) of CFC (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).
4.28*	Form of Medium-Term Notes, Series B (fixed-rate) of the Company (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-131707, 333-131707-01, 333-131707-02 and 333-131707-03), filed with the SEC on February 9, 2006).
4.29*	Form of Medium-Term Notes, Series B (floating-rate) of the Company (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-131707, 333-131707-01, 333-131707-02 and 333-131707-03), filed with the SEC on February 9, 2006).
4.30*	Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).
4.31*	First Supplemental Trust Deed dated 16th December, 1998, modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K, for the fiscal year ended February 28, 1999).

4.32*	Second Supplemental Trust Deed dated 23rd day of December, 1999, further modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16.3 to the Company's Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).
4.33*	Third Supplemental Trust Deed dated 12th day of January, 2001, further modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16.4 to the Company's Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).
4.34*	Fourth Supplemental Trust Deed, dated January 29, 2002, further modifying the provisions of a Trust Deed, dated May 1, 1998 among CHL, the Company and Bankers Trustee Company Limited, as trustee for Euro medium term notes of CHL (incorporated by reference to Exhibit 4.46 of the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002).
4.35*	Trust Deed between the Company, as Issuer, CHL, as Guarantor and Deutsche Trustee Company Limited, as Trustee, dated August 15, 2005 (incorporated by reference to Exhibit 10.108 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005).
4.36*	First Supplemental Trust Deed, between the Company, as Issuer, CHL, as Guarantor and Deutsche Trustee Company Limited, as Trustee, dated August 31, 2006 (incorporated by reference to Exhibit 4.63 to the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006).
4.37*	Note Deed Poll, dated October 11, 2001, by CHL in favor of each person who is from time to time an Australian dollar denominated Noteholder (incorporated by reference to Exhibit 4.29 to the Company's Quarterly Report on Form 10-Q, for the quarter ended November 30, 2001).
4.38*	Supplemental Note Deed Poll, dated April 23, 2004, modifying the terms of a Note Deed Poll, dated October 11, 2001, by CHL in favor of each person who is from time to time an Australian Dollar denominated Noteholder (incorporated by reference to Exhibit 4.49 to the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).
4.39	Deed Poll Guarantee and Indemnity, dated as of October 11, 2001, by the Company in favor of each person who is from time to time an Australian dollar denominated Noteholder.
4.40*	Note Deed Poll, dated as of April 29, 2005, by the Company, in favor of each person who is from time to time an Australian dollar denominated Noteholder (incorporated by reference to Exhibit 10.103 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).
4.41*	Deed Poll Guaranty and Indemnity, dated as of April 29, 2005, by the Company in favor of each person who is from time to time an Australian dollar denominated Noteholder (incorporated by reference to Exhibit 10.104 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).

4.42*	Indenture, dated as of June 4, 1997, among CHL, the Company, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-4 of CHL and the Company (File Nos. 333-37047, 333-37047-01, and 333-37047-02), filed with the SEC October 2, 1997).
4.43*	Amended and Restated Declaration of Trust of Countrywide Capital III, dated as of June 4, 1997, by and among the Company, The Bank of New York (Delaware) as Delaware Trustee, Eric P. Sieracki, Sandor E. Samuels, and Thomas Keith McLaughlin, as Regular Trustees (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-4 of CHL and the Company (File Nos. 333-37047, 333-37047-01, and 333-37047-02), filed with the SEC October 2, 1997).
4.44*	Form of 8.05% Subordinated Capital Income Securities, Series A (liquidation amount $1,000 per Security) of Countrywide Capital III (incorporated by reference to Exhibit 4.39 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2006).
4.45*	Form of 8.05% Subordinated Capital Income Securities, Series B (liquidation amount $1,000 per Security) of Countrywide Capital III (incorporated by reference to Exhibit 4.40 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2006).
4.46*	Form of 8.05% Junior Subordinated Debentures due June 15, 2027, Series A of CHL (incorporated by reference to Exhibit 4.41 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2006).
4.47*	Form of 8.05% Junior Subordinated Debentures due June 15, 2027, Series B of CHL (incorporated by reference to Exhibit 4.42 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2006).
4.48*	Indenture, dated as of April 11, 2003, among the Company, CHL and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.26 to the Company's Current Report on Form 8-K, dated April 15, 2003).
4.49*	First Supplemental Indenture, dated as of April 11, 2003, among the Company, CHL, and The Bank of New York, as trustee, providing for the 6.75% Junior Subordinated Deferrable Interest Debentures Due April 1, 2033 of CFC and the related guarantee by CHL (incorporated by reference to Exhibit 4.27 to the Company's Current Report on Form 8-K, dated April 15, 2003).
4.50*	Amended and Restated Declaration of Trust of Countrywide Capital IV, dated as of April 11, 2003, by and among Sandor E. Samuels, Thomas K. McLaughlin and Jennifer Sandefur, as Regular Trustees, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Institutional Trustee, the Company, as Sponsor and Debenture Issuer, and CHL., as Debenture Guarantor (incorporated by reference to Exhibit 4.28 to the Company's Current Report on Form 8-K, dated April 15, 2003).
4.51*	Form of 6.75% Trust Preferred Securities (liquidation amount $25 per Preferred Security) of Countrywide Capital IV (incorporated by reference to Exhibit 4.46 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2006).
4.52*	Form of 6.75% Junior Subordinated Deferrable Interest Debenture due April 1, 2003 of the Company (incorporated by reference to Exhibit 4.47 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2006).
4.53*	Indenture, dated May 16, 2006, between the Company and The Bank of New York, as Trustee, relating to the 6.25% Subordinated Notes due May 15, 2016 (incorporated by reference to Exhibit 4.27 to the Company's Current Report on Form 8-K, filed with the SEC on May 16, 2006).

4.54*	Form of 6.25% Subordinated Note due May 15, 2016 of the Company (incorporated by reference to Exhibit 4.28 to the Company's Current Report on Form 8-K, filed with the SEC on May 16, 2006).
4.55*	Junior Subordinated Indenture, dated as of November 8, 2006, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.28 to the Company's Current Report on Form 8-K, filed with the SEC on November 13, 2006).
4.56*	Supplemental Indenture, dated as of November 8, 2006 by and between the Company and The Bank of New York, as Trustee, providing for the 7% Junior Subordinated Deferrable Interest Debentures Due October 15, 2036 of the Company (incorporated by reference to Exhibit 4.29 to the Company's Current Report on Form 8-K, filed with the SEC on November 13, 2006).
4.57*	Amended and Restated Declaration of Trust of Countrywide Capital V, dated as of November 8, 2006, by and among Sandor E. Samuels, Jennifer Sandefur and Eric P. Sieracki, as Administrative Trustees, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee and the Company, as Sponsor and Debenture Issuer (incorporated by reference to Exhibit 4.31 to the Company's Current Report on Form 8-K, filed with the SEC on November 13, 2006).
4.58*	Form of 7% Junior Subordinated Deferrable Interest Debenture Due October 15, 2036 of the Company (incorporated by reference to Exhibit 4.30 to the Company's Current Report on Form 8-K, filed with the SEC on November 13, 2006).
4.59*	Form of 7% Capital Security (liquidation amount $25 per Capital Security) of Countrywide Capital V (included in Exhibit 4.31) (incorporated by reference to Exhibit 4.32 to the Company's Current Report on Form 8-K, filed with the SEC on November 13, 2006).
4.60*	Registration Rights Agreement, dated May 22, 2007, among the Company, CHL and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 29, 2007).
4.61*	Indenture, dated May 22, 2007, among the Company, CHL and The Bank of New York, as Trustee (including form of series A debenture and form of series B debenture) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 29, 2007).
4.62*	Fourth Amendment to Amended and Restated Rights Agreement, dated as of January 11, 2008, by and between the Company and American Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2008).
†10.1*	Employment Agreement by and between the Company and Angelo R. Mozilo effective March 1, 2001 (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q, for the quarter ended May 31, 2001).
†10.2*	First Amendment to Employment Agreement, dated March 1, 2002, by and between the Company and Angelo Mozilo (incorporated by reference to Exhibit 10.63 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002).
†10.3*	Employment Agreement, dated September 2, 2004 by and between the Company and Angelo R. Mozilo (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 2, 2004).

†10.4*	Extension Agreement reached on October 20, 2006 by and between the Company and Angelo R. Mozilo (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 24, 2006).
†10.5*	Employment Agreement dated December 22, 2006 by and between the Company and Angelo R. Mozilo (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 26, 2006).
†10.6*	Employment Agreement dated January 1, 2007 by and between the Company and David Sambol (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 29, 2007).
†10.7*	Form of Director Emeritus Agreement (incorporated by reference to Exhibit 10.28.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended May 31, 2001).
†10.8*	Director Emeritus Agreement, dated November 10, 2004, by and between the Company and Gwendolyn S. King (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated November 10, 2004).
†10.9*	Director Emeritus Agreement dated April 26, 2006 by and between the Company and Ben M. Enis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 1, 2006).
†10.10*	Director Emeritus Agreement dated April 26, 2006 by and between the Company and Edwin Heller (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 1, 2006).
†10.11*	First Amendment to the Company's Director Emeritus Program, dated June 13, 2007 (incorporated by reference to Exhibit 10.148 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2007).
†10.12*	The Company's Director's Charitable Award Program, dated January 1, 2002, as amended (incorporated by reference to Exhibit 10.149 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2007).
†10.13*	The Company's Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 5.2 to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 1987).
†10.14*	Supplemental Form of the Company's Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7.3 to the Company's Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).
†10.15*	The Company's Executive Deferred Compensation Plan Amended and Restated effective March 1, 2000 (incorporated by reference to Exhibit 10.7.3 to the Company's Quarterly Report on Form 10-Q, for the quarter ended May 31, 2000).
†10.16*	First Amendment, effective January 1, 2002, to the Deferred Compensation Plan Amended and Restated effective March 1, 2000 (incorporated by reference to Exhibit 10.7.4 to the Company's Quarterly Report on Form 10-Q, for the quarter ended November 30, 2001).
†10.17*	Second Amendment to the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2002).
†10.18*	Third Amendment to the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 10.86 to the Company's Quarterly Report on Forms 10-Q and 10-Q/A, for the quarter ended June 30, 2003).

†10.19*	Fourth Amendment to the Company's Deferred Compensation Plan Amended and Restated, dated September 10, 2004 (incorporated by reference to Exhibit 10.138 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2007).
†10.20*	Fifth Amendment to the Company's Deferred Compensation Plan Amended and Restated, dated September 23, 2005 (incorporated by reference to Exhibit 10.139 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2007).
†10.21*	Sixth Amendment to the Company's Executive Deferred Compensation Plan Amended and Restated, effective January 1, 2005 (incorporated by reference to Exhibit 10.140 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2007).
†10.22	Seventh Amendment to the Company's Executive Deferred Compensation Plan Amended and Restated, effective November 1, 2007.
†10.23*	Supplemental Savings and Investment Deferred Compensation Plan, dated as of December 30, 2005, effective as of February 1, 2006, as amended (incorporated by reference to Exhibit 10.150 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2007).
†10.24*	Amended and Restated Stock Option Financing Plan (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231), filed with the SEC on December 20, 1988).
†10.25	First Amendment to the Company's Stock Option Financing Plan as Amended and Restated, dated July 25, 1994.
†10.26	Second Amendment to the Company's Stock Option Financing Plan as Amended and Restated, dated July 26, 1995.
†10.27*	Third Amendment to the Company's Stock Option Financing Plan (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2002).
†10.28*	Fourth Amendment to the Company's Stock Option Financing Plan, as amended and restated, dated July 23, 2004 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2004).
†10.29*	Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 1996).
†10.30*	First Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 1996).
†10.31*	Second Amendment to the Amended and Restated 1993 Stock Option Plan. (incorporated by reference to Exhibit 10.22.2 to the Company's Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).
†10.32*	Third Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.3 to the Company's Annual Report on Form 10-K, for the fiscal year ended February 28, 1998).
†10.33*	Fourth Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.4 to the Company's Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).
†10.34*	Fifth Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.5 to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 1998).

†10.35*	Sixth Amendment to the Amended and Restated 1993 Stock Option Plan, dated as of June 19, 2001 (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2003).
†10.36*	Amendment Number Seven to the Company's 1993 Stock Option Plan (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2002).
†10.37*	Amendment Number Eight to the Company's 1993 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.91 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
†10.38*	Amendment Number Nine to the Company's 1993 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.92 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
†10.39*	Amendment Number Ten to the Company's 1993 Stock Option Plan, effective as of December 23, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on December 30, 2005).
†10.40*	2000 Equity Incentive Plan of the Company, as amended and restated on June 16, 2004 (incorporated by reference to Exhibit 10.99 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004).
†10.41*	First Amendment to 2000 Equity Incentive Plan of the Company, as amended and restated on June 16, 2004 (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2004).
†10.42*	Second Amendment to 2000 Equity Incentive Plan of the Company, dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, furnished on March 1, 2005).
†10.43*	Third Amendment to 2000 Equity Incentive Plan of the Company, dated September 28, 2005 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 3, 2005).
†10.44*	Fourth Amendment to the 2000 Equity Incentive Plan of the Company, effective as of December 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 30, 2005).
†10.45*	Fifth Amendment to the 2000 Equity Incentive Plan of the Company, dated November 30, 2006 (incorporated by reference to Exhibit 10.142 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2007).
†10.46*	Form of Stock Appreciation Right Agreement pursuant to the 2000 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.l to the Company's Current Report on Form 8-K, filed with the SEC on April 7, 2006).
†10.47*	Form of the Company's Performance Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.105 to the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).
†10.48*	Form of the Company's Performance Vested Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.106 to the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).
†10.49*	Form of the Company's Performance Vested Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.107 to the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).

†10.50*	Form of Performance Vested Stock Appreciation Right Agreement of the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, furnished on March 1, 2005).
†10.51	Form of 2004 Stock Option Expiration Extension Amendment.
†10.52	Form of 2005 Stock Option Expiration Extension Amendment.
†10.53	Form of the Company's Restricted Stock Agreement with non-employee directors.
†10.54	Form of the Company's Restricted Stock Agreement with employees.
†10.55*	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.56*	First Amendment to the 2006 Equity Incentive Plan of the Company, dated November 30, 2006 (incorporated by reference to Exhibit 10.143 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2007).
†10.57*	Form of 2006 Equity Incentive Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.58*	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.59*	Form of 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.60*	Form of 2006 Equity Incentive Plan Performance-Based Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.61*	Form of 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.62*	Form of 2006 Equity Incentive Plan Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.63*	Form of 2006 Equity Incentive Plan Performance-Based Non-Qualified Stock Option Award Terms (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.64*	Form of 2006 Equity Incentive Plan Performance-Based Incentive Stock Option Award Terms (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.65*	Form of 2006 Equity Incentive Plan Non-Qualified Stock Option Award Terms (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.66*	Form of 2006 Equity Incentive Plan Incentive Stock Option Award Terms (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.67	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement.

†10.68	Form of 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement for 2007 grants.
†10.69*	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.1 to the Company's Annual Report on Form 10-K, for the fiscal year ended February 28, 1998).
†10.70*	First Amendment, effective January 1, 1999, to the Company's Supplemental Executive Retirement Plan 1998 Amendment and Restatement (incorporated by reference to Exhibit 10.23.2 to the Company's Annual Report on Form 10-K, for the fiscal year ended February 28, 1999).
†10.71*	Second Amendment, effective as of June 30, 1999, to the Company's Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.3 to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 1999).
†10.72*	Third Amendment, effective January 1, 2002, to the Company's Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.4 to the Company's Quarterly Report on Form 10-Q, for the quarter ended November 30, 2001).
†10.73*	Fourth Amendment to the Company's Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).
†10.74*	Amended and Restated Split-Dollar Life Insurance Agreement (incorporated by reference to Exhibit 10.24.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended November 30, 1998).
†10.75*	Split-Dollar Collateral Assignment (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, for the quarter ended May 31, 1994).
†10.76*	Amendment Number 2002-1 to the Company's Split-Dollar Life Insurance Agreement as Amended and Restated and Split Dollar Collateral Assignments (incorporated by reference to Exhibit 10.61 of the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002).
†10.77*	Amended and Restated Annual Incentive Plan, dated as of June 16, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 21, 2005).
†10.78*	Change in Control Severance Plan, as amended and restated as of June 14, 2006 (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2006).
†10.79*	The Company's Managing Director Incentive Plan effective March 1, 2001 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K, for the transition period from March 1, 2001 to December 31, 2001).
†10.80*	Form of Senior Management Incentive Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, furnished on March 1, 2005).
†10.81*	Summary of financial counseling program of the Company (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K, for the transition period from March 1, 2001 to December 31, 2001).
†10.82*	Company's 1999 Employee Stock Purchase Plan effective as of October 1, 1999 (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2003).

†10.83*	Amendment One to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2002).
†10.84*	Second Amendment to the Company's Global Stock Plan (incorporated by reference to Exhibit 4.1.2 to the Company's Registration Statement on Form S-8, dated August 5, 2003).
†10.85*	Appendix I to Company's Global Stock Plan: UK Sharesave Scheme. (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2003).
†10.86*	Amendment Number Three to the Company's Global Stock Plan (incorporated by reference to Exhibit 10.95 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
†10.87*	Amendment Number Four to the Company's Global Stock Plan (incorporated by reference to Exhibit 10.96 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
†10.88*	Amendment Number Five to the Company's Global Stock Plan, dated September 28, 2005 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on October 3, 2005).
†10.89*	Sixth Amendment to the Global Stock Plan of the Company, dated November 30, 2006 (incorporated by reference to Exhibit 10.144 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2007).
†10.90*	The Company's Selected Employee Deferred Compensation Plan, Master Plan Document, dated December 23, 2003 (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2003).
†10.91*	Amendment One to the Company's Selected Employee Deferred Compensation Plan, dated July 23, 2004 (incorporated by reference to Exhibit 10.141 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2007).
†10.92	Amendment Two to the Company's Selected Employee Deferred Compensation Plan, dated August 16, 2007.
†10.93*	Amended and Restated Company ERISA Nonqualified Pension Plan, Master Plan Document, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.94 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2004).
†10.94	Amendment One to the Company's ERISA Nonqualified Pension Plan, dated July 23, 2004.
†10.95	Amendment Two to the Capital Markets ERISA Nonqualified Pension Plan, dated December 21, 2007.
†10.96*	The Company's 2003 Non-Employee Directors' Fee Plan, as amended and restated on September 27, 2005 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on October 3, 2005).
†10.97*	Countrywide Bank, N.A. Non-Employee Directors' Fee Plan, adopted October 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 2, 2005).
†10.98*	First Amendment to the Countrywide Bank, N.A. Non-Employee Directors' Fee Plan, dated July 26, 2007 (incorporated by reference to Exhibit 10.151 to the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2007).

†10.99	Summary of Changes to the Countrywide Bank, N.A. Non-Employee Directors' Fee Plan Affecting Company Directors, effective January 1, 2008.
†10.100*	The Company's 2004 Executive Equity Deferral Program, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.74 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2003).
†10.101*	The Company's Executive Contribution Account Plan (incorporated by reference to Exhibit 10.129 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006).
10.102*	Five-Year Credit Agreement, dated as of May 10, 2006, among the Company, CHL, JPMorgan Chase Bank, N.A., as managing administrative agent, Bank of America, N.A., as administrative agent, ABN AMRO Bank N.V., as syndication agent, Citibank, N.A., and Deutsche Bank AG New York Branch, as documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 16, 2006).
10.103*	First Amendment to the Five-Year Credit Agreement, dated as of May 9, 2007, by and among the Company, CHL, the lenders party thereto, Bank of America, N.A., as administrative agent for the lenders party thereto, and JPMorgan Chase Bank, N.A., as managing administrative agent for the lenders party thereto (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 16, 2007).
10.104*	364-Day Credit Agreement, dated as of May 10, 2006, among the Company, CHL, JPMorgan Chase Bank, N.A., as managing administrative agent, Bank of America, N.A., as administrative agent, ABN AMRO Bank N.A., as syndication agent, Citibank, N.A., and Deutsche Bank AG New York Branch, as documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 16, 2006).
10.105*	364-Day Credit Agreement, dated as of May 9, 2007, among the Company, CHL, JPMorgan Chase Bank, N.A., as managing administrative agent, Bank of America, N.A., as administrative agent, ABN AMRO Bank N.V., as syndication agent, Citibank, N.A. and Deutsche Bank AG New York Branch, as documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 16, 2007).
10.106*	Five-Year Credit Agreement, dated as of November 17, 2006, among the Company, CHL, Countrywide Bank, N.A., Barclays Bank PLC, as managing administrative agent, BNP Paribas, as administrative agent, Royal Bank of Canada, as syndication agent, Societe Generale, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 22, 2006).
10.107*	364-Day Credit Agreement, dated as of November 17, 2006, among the Company, CHL, Countrywide Bank, N.A., Barclays Bank PLC, as managing administrative agent, BNP Paribas, as administrative agent, Royal Bank of Canada, as syndication agent, Societe Generale, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 22, 2006).
10.108	364-Day Credit Agreement, dated as of May 9, 2007, among the Company, CHL and William Street Credit Corporation, as Lender.

10.109	Five-Year Credit Agreement, dated as of May 10, 2006, among the Company, CHL and William Street Credit Corporation, as Lender, as amended.
10.110*	Purchase Agreement, dated May 16, 2007, among the Company, CHL and the Initial Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 22, 2007).
10.111*	Investment Agreement, dated as of August 22, 2007, by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 28, 2007).
†10.112	Summary Sheet for Award of Retention Incentive Payments for Certain Executive Officers.
12.1	Computation of the Ratio of Earnings to Fixed Charges.
21	List of subsidiaries.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

Dated: February 28, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ANGELO R. MOZILO Angelo R. Mozilo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2008
/s/ ERIC P. SIERACKI Eric P. Sieracki	Financial Officer (Executive Managing Director, Chief Financial Officer)	February 28, 2008
/s/ LAURA K. MILLEMAN Laura K. Milleman	Chief Accounting Officer (Senior Managing Director, Principal Accounting Officer)	February 28, 2008
/s/ DAVID SAMBOL David Sambol	President, Chief Operating Officer and Director	February 28, 2008
/s/ JEFFREY M. CUNNINGHAM Jeffrey M. Cunningham	Director	February 28, 2008
/s/ ROBERT J. DONATO Robert J. Donato	Director	February 28, 2008
/s/ MARTIN R. MELONE Martin R. Melone	Director	February 28, 2008

/s/ ROBERT T. PARRY Robert T. Parry	Director	February 28, 2008
/s/ OSCAR P. ROBERTSON Oscar P. Robertson	Director	February 28, 2008
/s/ KEITH P. RUSSELL Keith P. Russell	Director	February 28, 2008
/s/ HARLEY W. SNYDER Harley W. Snyder	Director	February 28, 2008

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2007

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2007

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

        We have audited the accompanying consolidated balance sheets of Countrywide Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Countrywide Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

        As discussed in note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes. As discussed in note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (as amended) and the provisions of SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. As discussed in note 20 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ KPMG LLP
Los Angeles, California February 28, 2008

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands, except share data)
ASSETS
Cash	$8,810,399	$1,407,000
Mortgage loans held for sale	11,681,274	31,272,630
Trading securities owned, at fair value	14,988,780	20,036,668
Trading securities pledged as collateral, at fair value	6,838,044	1,465,517
Securities purchased under agreements to resell, securities borrowed and federal funds sold	9,640,879	27,269,897
Loans held for investment, net of allowance for loan losses of $2,399,491 and $326,817, respectively	98,000,713	78,019,994
Investments in other financial instruments, at fair value	28,173,281	12,769,451
Mortgage servicing rights, at fair value	18,958,180	16,172,064
Premises and equipment, net	1,564,438	1,625,456
Other assets	13,074,073	9,907,553

Total assets	$211,730,061	$199,946,230

LIABILITIES
Deposit liabilities	$60,200,599	$55,578,682
Securities sold under agreements to repurchase	18,218,162	42,113,501
Trading securities sold, not yet purchased, at fair value	4,092,374	3,325,249
Notes payable	97,227,413	71,487,584
Accounts payable and accrued liabilities	13,152,099	8,187,605
Income taxes payable	4,183,543	4,935,763

Total liabilities	197,074,190	185,628,384

Commitments and contingencies	—	—
SHAREHOLDERS' EQUITY
Preferred stock, par value $0.05—authorized, 1,500,000 shares; issued and outstanding at December 31, 2007, 20,000 shares of 7.25% Series B non-voting convertible cumulative shares with a total liquidation preference of $2,000,000	1	—
Common stock, par value $0.05—authorized, 1,000,000,000 shares; issued, 578,881,566 shares and 585,466,719 shares at December 31, 2007 and 2006, respectively; outstanding, 578,434,243 shares and 585,182,298 shares at December 31, 2007 and 2006, respectively	28,944	29,273
Additional paid-in capital	4,155,724	2,154,438
Retained earnings	10,644,511	12,151,691
Accumulated other comprehensive loss	(173,309)	(17,556)

Total shareholders' equity	14,655,871	14,317,846

Total liabilities and shareholders' equity	$211,730,061	$199,946,230

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Revenues
Gain on sale of loans and securities	$2,434,723	$5,681,847	$4,861,780
Interest income	13,161,865	12,056,043	7,970,045
Interest expense	(10,287,800)	(9,133,682)	(5,616,425)

Net interest income	2,874,065	2,922,361	2,353,620
Provision for loan losses	(2,286,183)	(233,847)	(115,685)

Net interest income after provision for loan losses	587,882	2,688,514	2,237,935

Loan servicing fees and other income from mortgage servicing rights and retained interests	5,716,443	4,960,550	4,281,254
Realization of expected cash flows from mortgage servicing rights	(3,012,336)	(2,932,741)	—
Amortization of mortgage servicing rights	—	—	(2,288,354)
Change in fair value of mortgage servicing rights	(1,085,419)	171,242	—
Recovery of mortgage servicing rights	—	—	387,851
Impairment of retained interests	(2,380,876)	(284,690)	(364,506)
Servicing Hedge gains (losses)	1,671,937	(613,706)	(523,078)

Net loan servicing fees and other income from mortgage servicing rights and retained interests	909,749	1,300,655	1,493,167

Net insurance premiums earned	1,523,534	1,171,433	953,647
Other	605,549	574,679	470,179

Total revenues	6,061,437	11,417,128	10,016,708

Expenses
Compensation	4,165,023	4,373,985	3,615,483
Occupancy and other office	1,126,226	1,030,164	879,680
Insurance claims	525,045	449,138	441,584
Advertising and promotion	321,766	260,652	229,183
Other	1,233,651	969,054	703,012

Total expenses	7,371,711	7,082,993	5,868,942

(Loss) earnings before income taxes	(1,310,274)	4,334,135	4,147,766
(Benefit) provision for income taxes	(606,736)	1,659,289	1,619,676

NET (LOSS) EARNINGS	$(703,538)	$2,674,846	$2,528,090

(Loss) earnings per share
Basic	$(2.03)	$4.42	$4.28
Diluted	$(2.03)	$4.30	$4.11

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME

		Common Stock
	Convertible Preferred Stock			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
		Shares	Amount				Total
	(in thousands, except share data)
Balance at December 31, 2004	$—	581,648,881	$29,085	$2,570,402	$7,591,646	$118,943	$10,310,076
Comprehensive income:
Net earnings for the year	—	—	—	—	2,528,090	—	2,528,090
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	—	—	(19,875)	(19,875)
Net unrealized losses from cash flow hedging instruments	—	—	—	—	—	(16,080)	(16,080)
Net change in foreign currency translation adjustment	—	—	—	—	—	(21,874)	(21,874)

Total comprehensive income							2,470,261

Issuance of common stock pursuant to stock-based compensation plans	—	14,902,964	749	215,893	—	—	216,642
Tax benefit of stock options exercised	—	—	—	115,117	—	—	115,117
Issuance of common stock, net of treasury stock	—	1,070,624	54	36,516	—	—	36,570
Issuance of common stock in conversion of convertible debt	—	2,408,217	120	10,559	—	—	10,679
Tax benefit of interest on conversion of convertible debt	—	—	—	5,532	—	—	5,532
Cash dividends paid—$0.59 per common share	—	—	—	—	(349,017)	—	(349,017)

Balance at December 31, 2005	—	600,030,686	30,008	2,954,019	9,770,719	61,114	12,815,860
Remeasurement of mortgage servicing rights to fair value upon adoption of SFAS 156	—	—	—	—	67,065	—	67,065

Balance as adjusted, January 1, 2006	—	600,030,686	30,008	2,954,019	9,837,784	61,114	12,882,925

Comprehensive income:
Net earnings for the year	—	—	—	—	2,674,846	—	2,674,846
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	—	—	(57,269)	(57,269)
Net unrealized losses from cash flow hedging instruments	—	—	—	—	—	(9,986)	(9,986)
Net change in foreign currency translation adjustment	—	—	—	—	—	18,312	18,312

Total comprehensive income							2,625,903

Unfunded liability relating to defined benefits plans recorded upon adoption of SFAS 158, net of tax	—	—	—	—	—	(29,727)	(29,727)
Issuance of common stock pursuant to stock-based compensation plans	—	22,177,796	1,116	518,319	—	—	519,435
Excess tax benefit related to stock-based compensation	—	—	—	143,955	—	—	143,955
Issuance of common stock, net of treasury stock	—	1,198,824	60	43,365	—	—	43,425
Issuance of common stock in conversion of convertible debt	—	414,868	21	1,444	—	—	1,465
Repurchase and cancellation of common stock	—	(38,639,876)	(1,932)	(1,506,664)	—	—	(1,508,596)
Cash dividends paid—$0.60 per common share	—	—	—	—	(360,939)	—	(360,939)

Balance at December 31, 2006	$—	585,182,298	$29,273	$2,154,438	$12,151,691	$(17,556)	$14,317,846

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME—(Continued)

		Common Stock
	Convertible Preferred Stock			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
		Shares	Amount				Total
	(in thousands, except share data)
Balance at December 31, 2006	$—	585,182,298	$29,273	$2,154,438	$12,151,691	$(17,556)	$14,317,846
Remeasurement of income taxes payable upon adoption of FIN 48	—	—	—	—	(12,719)	—	(12,719)

Balance as adjusted, January 1, 2007	—	585,182,298	29,273	2,154,438	12,138,972	(17,556)	14,305,127

Comprehensive income:
Net loss for the year	—	—	—	—	(703,538)	—	(703,538)
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	—	—	(195,530)	(195,530)
Net change in foreign currency translation adjustment	—	—	—	—	—	8,971	8,971
Change in unfunded liability relating to defined benefit plans	—	—	—	—	—	30,806	30,806

Total comprehensive loss							(859,291)

Issuance of common stock pursuant to stock-based compensation	—	13,774,800	697	337,475	—	—	338,172
Excess tax benefit related to stock-based compensation plans	—	—	—	72,424	—	—	72,424
Issuance of Series B preferred stock	1	—	—	1,999,999	—	—	2,000,000
Beneficial conversion feature on Series B preferred stock	—	—	—	424,444	(424,444)	—	—
Issuance of common stock, net of treasury stock	—	980,657	49	29,425	—	—	29,474
Repurchase and cancellation of common stock	—	(21,503,512)	(1,075)	(862,481)	—	—	(863,556)
Cash dividends paid—$0.60 per common share	—	—	—	—	(350,771)	—	(350,771)
Cash dividends paid—$785.42 per preferred share	—	—	—	—	(15,708)	—	(15,708)

Balance at December 31, 2007	$1	578,434,243	$28,944	$4,155,724	$10,644,511	$(173,309)	$14,655,871

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net (loss) earnings	$(703,538)	$2,674,846	$2,528,090
Adjustments to reconcile net (loss) earnings to net cash used by operating activities:
Gain on sale of loans and securities	(2,434,723)	(5,681,847)	(4,861,780)
Accretion of discount on securities	(495,291)	(439,769)	(386,322)
Interest capitalized on loans	(851,464)	(734,092)	(123,589)
Amortization of deferred premiums, discounts, fees and costs, net	323,265	366,477	234,738
Accretion of fair value adjustments and discounts on notes payable	(26,825)	(66,578)	(58,397)
Change in fair value of hedged notes payable and related interest-rate and foreign-currency swaps	15,598	(23,271)	266
Amortization of deferred fees on time deposits	20,523	21,281	13,706
Provision for loan losses	2,286,183	233,847	115,685
Change in MSR value due to realization of expected cash flows from mortgage servicing rights	3,012,336	2,932,741	—
Amortization of mortgage servicing rights	—	—	2,288,354
Change in fair value of mortgage servicing rights	1,085,419	(171,242)	—
Recovery of mortgage servicing rights	—	—	(601,017)
Changes in fair value of mortgage servicing rights attributable to hedged risk	—	—	213,166
Impairment of retained interests and accrual for funding obligation under rapid amortization	2,407,649	195,269	346,121
Servicing Hedge (gains) losses	(1,671,937)	613,706	523,078
Write-down of available-for-sale securities	41,473	—	—
Stock-based compensation expense	96,564	150,562	39,909
Depreciation and other amortization	306,352	264,041	243,101
Provision for restructuring costs	144,639	—	—
Provision for deferred income taxes	(14,671)	817,301	1,469,093
Origination and purchase of loans held for sale	(396,843,315)	(444,412,275)	(448,686,210)
Proceeds from sale and principal repayments of loans held for sale	391,611,269	450,063,845	437,499,690
(Increase) decrease in trading securities	(331,525)	(10,519,612)	878,821
Net increase in retained interests and Servicing Hedge securities accounted for as trading securities	(1,887,282)	(849,496)	(731,871)
Increase in other assets	(1,548,187)	(1,624,709)	(2,023,630)
Increase (decrease) in trading securities sold, not yet purchased, at fair value	767,125	1,040,078	(627,449)
Increase in accounts payable and accrued liabilities	3,858,312	1,763,639	649,168
(Decrease) increase in income taxes payable	(633,342)	283,654	(181,598)

Net cash used by operating activities	(1,465,393)	(3,101,604)	(11,238,877)

Cash flows from investing activities:
Decrease (increase) in securities purchased under agreements to resell, federal funds sold and securities borrowed	17,629,018	(3,952,536)	(9,860,913)
Repayments (additions) to loans held for investment, net	3,149,602	(8,987,392)	(33,223,897)
Sales of loans held for investment, net	—	73,699	2,678,737
Additions to investments in other financial instruments accounted for as available for sale	(20,859,277)	(4,058,245)	(5,752,699)
Proceeds from sale and repayment of investments in other financial instruments accounted for as available for sale	7,957,408	3,360,534	4,642,119
Purchases of mortgage servicing rights	(196,310)	(149,638)	(302,441)
Purchases of premises and equipment, net	(234,689)	(552,295)	(475,907)

Net cash provided (used) by investing activities	7,445,752	(14,265,873)	(42,295,001)

Cash flows from financing activities:
Net increase in deposit liabilities	4,601,394	16,118,485	19,412,002
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(23,895,339)	7,960,296	13,688,082
Net (decrease) increase in short-term borrowings	(13,458,883)	(5,568,271)	7,289,162
Issuance of long-term debt	66,434,999	13,748,994	18,121,269
Repayment of long-term debt	(33,362,057)	(13,195,815)	(4,676,169)
Excess tax benefit related to stock-based compensation	61,879	136,917	—
Tax benefit of stock options exercised	—	—	115,117
Issuance of Series B preferred stock	2,000,000	—	—
Repurchase and cancellation of common stock	(863,556)	(1,508,596)	—
Issuance of common stock	271,082	412,298	213,303
Payment of dividends	(366,479)	(360,939)	(349,017)

Net cash provided by financing activities	1,423,040	17,743,369	53,813,749

Net increase in cash	7,403,399	375,892	279,871
Cash at beginning of year	1,407,000	1,031,108	751,237

Cash at end of year	$8,810,399	$1,407,000	$1,031,108

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

        As more fully detailed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and the Registration Statement on Form S-4 of Bank of America Corporation ("Bank of America") filed on February 12, 2008, we entered into an agreement and plan of merger (the "Merger Agreement") with Bank of America. The Merger Agreement provides for Countrywide to merge (the "Merger") with and into a wholly-owned merger subsidiary of Bank of America ("Merger Sub"), with Merger Sub continuing as the surviving company.

        The terms of the Merger Agreement provide for the conversion of each share of Countrywide common stock into 0.1822 of a share of Bank of America common stock. Consummation of the Merger, which is currently anticipated to occur in the third quarter of 2008, is subject to certain conditions, including, among others, Countrywide stockholder and regulatory approvals.

        The Merger Agreement contains certain termination rights for Countrywide and Bank of America, as the case may be, applicable upon the occurrence of certain events specified in the Merger Agreement. The Merger Agreement provides that, in the event of the termination of the Merger Agreement under specified circumstances, Countrywide may be required to pay Bank of America a termination fee equal to $160 million.

        The Merger Agreement provides for both Countrywide and Bank of America to conduct their respective businesses in the ordinary course until the Merger is completed and not to take certain actions during the period from the date of the Merger Agreement until the date of completion of the Merger.

Note 2—Summary of Significant Accounting Policies

        A summary of the Company's significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

  Use of Estimates

        Management is required to make estimates and assumptions to prepare financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Management's estimates and assumptions materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation

        The Company comprises both operating and special purpose entities ("SPEs"). With respect to operating entities, the consolidated financial statements include the accounts of Countrywide Financial Corporation, all majority-owned subsidiaries and all joint ventures for which it has operational control. The Company has whole or majority ownership of all of its subsidiaries, and has control of its joint ventures. Therefore, Countrywide has no significant equity method or cost-basis investments.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        SPEs are evaluated first for classification as "qualifying special purpose entities" ("QSPEs") as specified by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("SFAS 140"). SPEs that are classified as QSPEs are excluded from the consolidated financial statements of the Company. SPEs that are not classified as QSPEs are further evaluated for classification as variable interest entities as specified by FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities. Special purpose entities that meet the definition of variable interest entities where the Company is identified as the primary beneficiary of the entity are included in Countrywide's consolidated financial statements.

        All material intercompany accounts and transactions have been eliminated. Minority interests in the Company's majority-owned subsidiaries are included in accounts payable and accrued liabilities on the Company's consolidated balance sheets and minority interests in the Company's earnings are charged to other operating expenses, net of applicable income taxes, in the Company's consolidated statements of operations.

  Financial Statement Reclassifications

        Certain amounts reflected in the consolidated financial statements for the years ended December 31, 2006 and 2005, have been reclassified to conform to the presentation for the year ended December 31, 2007.

  Derivative Financial Instruments

        The Company uses derivative financial instruments extensively as part of its interest rate and foreign currency risk management activities. (See Note 4—Derivative Financial Instruments, for further discussion about the Company's risk management activities.) All derivative financial instruments are recognized on the balance sheet at fair value.

        The Company designates each derivative instrument it has entered into as either a hedge of the fair value of a recognized asset or liability, or of an unrecognized firm commitment ("fair value" hedge); a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); or as a free-standing derivative instrument.

        For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current period earnings.

        For a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive income within shareholders' equity, to the extent that the derivative is an effective hedge, and are subsequently reclassified to earnings in the same period(s) that the hedged transaction impacts net earnings, and on the same statement of operations line item as the hedged item. The ineffective portion of a cash flow hedge is reported in current period earnings on the same statement of operations line item as the hedged item.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

        The Company also discontinues hedge accounting when (1) a derivative instrument expires or is sold, terminated or exercised; or (2) a derivative instrument is de-designated as a hedge instrument because it is unlikely a forecasted transaction will occur; or (3) the Company determines that the designation of a derivative instrument as a hedge is no longer appropriate. When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value with changes in fair value recognized in current period earnings. However, the carrying value of the previously hedged asset or liability is no longer adjusted for changes in fair value.

        When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other accumulated comprehensive income are recognized in current period earnings. When hedge accounting is discontinued because the hedging instrument is sold or terminated, the amount reported in accumulated other comprehensive income to the date of sale or termination, if any, is reported in accumulated other comprehensive income until the forecasted transaction impacts earnings.

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

        If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, the financial instrument that embodies both the embedded derivative instrument and the host contract is not currently measured at fair value with changes in fair value reported in earnings; and, if a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument, then the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current period earnings.

        Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 ("SFAS 155"), was effective for all financial instruments acquired or issued after December 31, 2006. This Statement:

  •
  Establishes a requirement to evaluate whether interests in securitized financial instruments contain an embedded derivative that requires bifurcation

  •
  Permits fair value accounting to be elected for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

  •
  Clarifies which interest-only stripped securities and principal-only stripped securities are not subject to SFAS 133 and

  •
  Clarifies that concentration of credit risks in the form of subordination are not embedded derivatives.

        The application of SFAS 155 did not have a significant impact on the consolidated financial position or earnings of the Company.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Sales, Securitizations and Servicing of Financial Instruments

        The Company sells a significant portion of its mortgage loan production in the secondary mortgage market, either in the form of securities or as whole loans. By-products of those sales include mortgage servicing rights ("MSRs") and certain retained interests, such as interest-only securities, principal-only securities and residual securities, which the Company generally holds as long-term investments. (See Note 3—Loan Sales, for a description of MSRs.)

        When the Company sells mortgage loans, it allocates the cost of the mortgage loans between the securities or loans sold and the interests it continues to hold, based on their relative fair values. Note 3—Loan Sales, describes how the Company estimates fair value. The reported gain or loss is the difference between the proceeds from the sale of the securities or loans and the cost allocated to the securities or loans sold. The proceeds include cash and other assets obtained (i.e., MSRs) less the fair value of any liabilities incurred (i.e., liabilities for representations and warranties or other recourse provisions). We periodically update our estimates of the fair value of these liabilities and record the resulting adjustments as a component of gain or loss on sale of loans and securities.

        The Company adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS 156") effective January 1, 2006. The Company identified MSRs relating to all existing residential mortgage loans as a class of servicing rights and elected to apply fair value accounting to these MSRs. Presently, this class represents all of the Company's MSRs.

        As a result of adopting SFAS 156 and applying fair value accounting to MSRs, the hedge accounting provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") no longer apply to the risk management activities of the Company's MSRs. Therefore, concurrent with the election to carry MSRs at fair value, the Company discontinued fair value hedge accounting under SFAS 133 related to its MSRs.

        Before December 31, 2005, MSRs were carried at the lower of amortized cost or estimated fair value. To the extent the MSR was a part of a fair value hedge accounting relationship, the cost basis was adjusted for the change in value attributable to the hedge risk. This adjustment was reflected in current period earnings. The adjusted cost basis value of the MSR was then assessed for impairment. If MSRs were impaired, the impairment was recognized in current period earnings and the carrying value of the MSRs was adjusted through a valuation allowance. If the value of the MSRs subsequently increased, the recovery in value was recognized in current period earnings to the extent of the valuation allowance.

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

        Trading securities are recorded at fair value with changes in fair value recorded in current period earnings. The adjustment to record such securities at fair value from allocated basis is included as a component of gain on sale of loans and securities. Subsequent changes in the value of retained

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interests classified as trading securities are included in current period earnings as a component of impairment of retained interests.

        Unrealized gains and losses of retained interests classified as available-for-sale, net of deferred income taxes, are excluded from earnings and reported as a component of accumulated other comprehensive income, which is included in shareholders' equity. Realized gains and losses on sales of these assets are computed by the specific identification method and are recorded in earnings as a component of impairment of retained interests at the time of disposition. Unrealized losses that are other than temporary are recognized in earnings as a component of impairment of retained interests in the period such other than temporary impairment is identified. Once impairment of retained interests classified as available-for-sale is charged to earnings, subsequent increases in value are recognized in earnings over the estimated remaining life of the investment through a higher effective yield.

        Recourse retained in loan sales and securitization activities is discussed in Note 31—Credit Losses Related to Securitized Loans.

  Loans

  Mortgage Loans Held for Sale

        Mortgage loans held for sale includes mortgage loans originated or purchased for resale together with loans transferred in transactions that do not qualify for sales treatment under SFAS 140. Mortgage loans originated and purchased for resale are recorded initially at the principal amount outstanding adjusted for any premiums or discounts and the fair value of any related loan commitment at the time of origination or acquisition. Loan origination fees, as well as incremental direct origination costs, are initially recorded as an adjustment of the cost of the loan and are reflected in earnings when the loan is sold.

        The cost basis of certain mortgage loans held for sale is adjusted to reflect changes in the loans' fair values as applicable through fair value hedge accounting. All mortgage loans held for sale are carried at the lower of adjusted cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). The Company generally estimates the fair value of loans held for sale based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation models intended to approximate the amounts that would be received from a third party. We regularly compare the values developed from our valuation models to executed trades to assure that the valuations are reflective of actual sale prices. However, due to the illiquidity of the mortgage marketplace prevalent at December 31, 2007, which resulted in a lack of executed trades that could be used to assure that the valuations are reflective of fair value, it was necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and to apply more judgment to the valuations of non-conforming prime, home equity and nonprime loans, which represented approximately 44% of mortgage loans originated or purchased for resale excluding commercial real estate at December 31, 2007.

  Loans Held for Investment

        Loans are classified as held for investment based on management's intent and ability to hold the loans for the foreseeable future or to maturity. Loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred in the portfolio as of the balance sheet date. A loan's cost includes its unpaid principal balance along with unearned income, comprised

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of fees charged to borrowers offset by incremental direct origination costs for loans originated by the Company or any premiums or discounts paid for loans purchased. Loans transferred from loans held for sale are transferred at the lower of cost or fair value, which becomes the amortized cost basis. The fair value at the time of transfer is determined as described in Loans—Mortgage Loans Held for Sale. Unearned income is amortized over the loan's contractual life. For revolving lines of credit, unearned income is amortized using the straight-line method. For other loans, unearned income is amortized using the interest method.

        Countrywide Securities Corporation ("CSC") may from time to time reacquire securities, which benefit from derivative instruments, which were previously sold to nonaffiliates in the Company's securitization transactions. These transactions are part of CSC's normal market-making and trading activities and as such the securities are classified as trading securities. For such reacquired securities not to cause the Company to re-recognize the previously sold assets on its balance sheet, such trading securities may only be held temporarily. If management subsequently determines that the securities will be held longer than temporarily, the related securitization transaction must be re-recognized as a secured borrowing with loans classified as held for investment and recorded at their fair value ("Mortgage Loans Held in SPEs") with an equal and offsetting amount recorded as asset-backed secured financing until the repurchased securities are sold.

        During 2007, CSC reacquired securities with embedded derivatives in its market-making and trading activities. After reacquiring those securities, the market for non-agency mortgage-backed securities was disrupted. Management concluded that certain securities it owned on December 31, 2007 no longer would be held only temporarily. As a result, a liability for asset-backed secured financings of $5.6 billion and related Mortgage Loans Held in SPEs were included on the Company's balance sheet at December 31, 2007.

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

  Credit Quality and Loan Impairment

        The Company provides for incurred losses on loans with an allowance for loan losses. The allowance for losses is a valuation allowance established to provide for estimated incurred credit losses in the portfolio of loans held for investment as of the balance sheet date. The allowance for loan losses is not reduced by amounts estimated to be recoverable through pool mortgage insurance obtained by the Company. Management estimates the amount of pool mortgage insurance proceeds that will offset its loan losses and records a receivable in other assets with a corresponding credit to the provision for loan losses. The allowance for loan losses is evaluated on a periodic basis by management and is based on a variety of factors, including historical default and loss rates for similar loans originated by the Company, estimates of collateral value for individually evaluated loans and evaluations of the effect of current economic and market conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as factors change or as more information becomes available. The Company also provides for losses on unfunded commitments with a liability.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Company's loan portfolio is comprised primarily of large groups of homogeneous loans made to consumers that are secured by residential real estate. The Company does not evaluate individual homogenous loans for impairment. These loans are generally placed on nonaccrual status when they become 90 days delinquent. Loans in the Company's warehouse lending and commercial real estate lending portfolios are individually evaluated for impairment on a regular basis.

        Once a loan is acquired and included in the Company's portfolio of loans held for investment, Countrywide assesses loan credit quality and estimates its allowance requirement based on whether the loan is individually evaluated or part of a pool of homogenous loans:

  •
  Homogenous loans, such as mortgage loans, are evaluated based on the loan's present collection status—whether the loan is current, delinquent in 30 day increments, (i.e., current, 30, 60, 90) or in foreclosure or bankruptcy. Our estimate of the required allowance for these loans is developed by estimating both the rate of default of the loans and the amount of loss in the event of default. The rate of default is assigned to the loans based on their attributes (e.g., original loan-to-value, borrower credit score, documentation type, etc.) and collection status. The rate of default is based on analysis of migration of loans from each aging category to default over a twelve-month period. Loans more than 90 days or more past due are assigned a rate of default that measures the percentage of such loans that default over their lives as it is assumed that the condition causing the ultimate default currently exists. The default rate for the loan is then multiplied by an average loss rate for the type of loan.

  •
  Warehouse lending and commercial real estate loans are individually evaluated both for borrower creditworthiness and for collateral quality. Credit quality is expressed in a Company-developed credit rating. The allowance for loans that are not identified as impaired is developed by applying credit loss factors applicable to the individual loans' assigned credit grades for unimpaired loans. The allowance for loans identified as impaired is based on an estimate of recoverability and value of the collateral securing the loans.

        This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as factors change or as more information becomes available.

        Loans whose contractual terms have been restructured because the Company, for economic or other reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider are classified as troubled debt restructurings. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate, reducing the loan's principal balance or accrued interest, or extending the maturity date of the loan. Upon completion of a troubled debt restructuring, a valuation allowance is established to recognize the impairment of the loan.

        The amount of the impairment valuation allowance is established based on whether the loan is collateral dependent and delinquent when the loan is modified:

  •
  Impairment valuation allowances relating to loans that are collateral dependent and delinquent when they are modified are established with reference to the difference between the loan's carrying value and the estimated fair value of the collateral securing the loan reduced by the cost to sell the collateral

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  •
  Impairment valuation allowances relating to loans that are not collateral dependent or are collateral dependent but not delinquent when they are modified are established with reference to the difference between the loan's carrying value and the present value of the estimated cash flows of the loan under its modified terms discounted at the loan's effective interest rate.

        Loan losses are charged against the allowance when management believes the loss is confirmed. We make an initial assessment of whether a charge-off is required on our mortgage loans no later than the 180th day of delinquency.

  Trading Securities

        Trading securities consist of securities purchased by the Company's broker-dealer subsidiary, along with associated derivative instruments used to manage the price risk of such securities. Trading securities are recorded at fair value on a trade date basis, and gains and losses, both realized and unrealized, are included in gain on sale of loans and securities in the consolidated statements of operations.

  Investments in Other Financial Instruments

        Investments in other financial instruments include mortgage-backed securities, obligations of U.S. Government-sponsored enterprises, municipal bonds, U.S. Treasury securities, derivative financial instruments and certain interests retained in securitization. The Company carries all of these assets at their estimated fair values. Realized gains and losses on sales of these assets are computed by the specific identification method and are recorded in earnings at the time of disposition. How the changes in fair value of the instruments are recognized is dependent on the accounting classification of the respective assets:

  •
  Changes in the fair value of financial instruments accounted for as trading securities are recognized in current period earnings;

  •
  All other instruments are accounted for as available-for-sale securities; therefore, unrealized gains or losses, net of deferred income taxes, are excluded from earnings and reported as a component of accumulated other comprehensive income, which is included in shareholders' equity. Unrealized losses that are other than temporary are recognized in earnings in the period that the other-than-temporary impairment is identified. Once impairment of retained interests classified as available-for-sale is charged to earnings, subsequent increases in value are recognized in earnings over the estimated remaining life of the investment through a higher effective yield.

        Income on financial instruments retained in securitization is recorded as income from retained interests in the consolidated statements of operations. Income from all other financial instruments is recorded as interest income. Interest income and income from retained interests is accrued as earned. Unamortized premiums and unaccreted discounts are amortized and accrued to interest income or income from retained interests, as appropriate, as an adjustment of the instruments' yields using the interest method. Yields are estimated using market prepayment expectations for similar securities.

  Securities Purchased Under Agreements to Resell, Securities Borrowed and Securities Sold Under Agreements to Repurchase

        Transactions involving purchases of securities under agreements to resell, borrowing of securities or sales of securities under agreements to repurchase are recorded at their contractual amounts plus

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Certain of the Company's securities lending arrangements include master netting agreements that entitle Countrywide and its counterparties to settle their positions "net." Where such arrangements are in place, and where the Company or its counterparty intends to settle its positions "net," the Company includes the net asset or liability in its balance sheet. Under master netting arrangements, $9.0 billion and $30.0 billion of securities purchased under agreements to resell and securities borrowed were offset against securities sold under agreements to repurchase at December 31, 2007 and 2006, respectively.

  Deferred Acquisition Costs

        The Company's insurance carrier subsidiary, Balboa Insurance Group ("Balboa"), incurs insurance policy acquisition costs that vary with and are directly related to acquisition of new insurance policies. These costs consist primarily of commissions, premium taxes and certain other underwriting costs. These costs are deferred and amortized as the related premiums are earned. Deferred acquisition costs are limited to amounts estimated to be recoverable from the related premiums and anticipated investment income less anticipated losses, loss adjustment expenses and policy maintenance expenses. Deferred acquisition costs totaling $130.8 million and $109.9 million were included in other assets at December 31, 2007 and 2006, respectively. Amortization of policy acquisition costs totaling $227.6 million, $202.6 million and $167.0 million was included in other operating expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

  Liability for Insurance Losses

        For Balboa's property and casualty policies, the liability for losses and loss adjustment expenses consists of an accrual for the unpaid portion of estimated ultimate losses and loss adjustment expenses on claims reported through the end of the accounting period plus estimates, based on past experience, for the estimated losses and loss adjustment expenses relating to incidents incurred but not reported as of the balance sheet date.

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

        For mortgage reinsurance, the liability for insured losses is accrued in proportion to the amount of revenue recognized based on management's assessment of the ultimate liability to be paid over the current and expected renewal period of the contracts. The remaining liability to be paid, along with reinsurance revenues to be earned, is estimated based on projected defaults, losses and prepayments.

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

  Capitalized Software Costs

        Internal software development costs are capitalized to the extent of external direct costs of materials and services consumed and of salary costs relating to employees' time spent on the software project during the application development stage. Internally developed software is amortized over six to ten years using the straight-line method.

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

  Insurance Premiums

        Property and casualty and credit life and disability premiums are recognized over the term of the policies on a pro-rata basis for all policies except for certain of the lender-placed insurance and the guaranteed auto protection ("GAP") policies. Lender-placed insurance is obtained for the benefit of the lender when a borrower cancels or fails to renew insurance on a property securing a mortgage loan. GAP insurance provides coverage for leased automobiles' residual values to the lessors of the vehicles. For GAP insurance, revenue recognition is correlated to the exposure and accelerated over the life of the contract. For lender-placed insurance (except for policies placed on foreclosed real estate), premiums are "slowed," or recognized later in the life of the policy, due to high cancellation rates experienced early in the life of the policy. Mortgage reinsurance premiums are recognized as earned

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over the life of the policy. Prepaid premiums applicable to the unexpired term of policies-in-force are recorded as unearned premiums in accounts payable and accrued liabilities.

  Stock-Based Compensation

        In accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Share-Based Payment, ("SFAS 123R"), the Company charges the unamortized value of previously granted employee stock options to compensation expense. For awards made on or after January 1, 2006 made to retirement-eligible employees and that vest upon retirement, the Company is required under SFAS 123R to immediately charge the associated value to expense. The value of grants made on or after January 1, 2006, to other employees must be amortized over the lesser of (a) the nominal vesting period or (b) for options that vest upon retirement, the period until the grantee becomes retirement-eligible. Prior to January 1, 2006, the Company recognized compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeded the exercise price.

        As of December 31, 2007, the Company has awarded stock options and shares of restricted stock that, depending on the year granted and other factors, have different vesting requirements. Generally, stock options issued before 2004 vest over a period of three to four years and expire five or ten years after the grant date. Stock options awarded in 2004 become vested upon attainment of specific earnings performance targets or, in any event, four and a half years after the grant date regardless of attainment of the earnings targets and expire five years after the date of grant. Generally, stock options granted in 2005 were fully vested on the grant date. Stock options and stock appreciation rights awarded in 2006 and 2007 vest over a three-year period and expire five to ten years after grant date. Off-cycle awards and awards to new employees have various vesting schedules. Generally, restricted stock awards vest over a period of three years although some restricted stock awards granted in 2004 had a performance-based component similar to the stock options granted that year.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Had the estimated fair value of the options granted been included in compensation expense for the year ended December 31, 2005, the Company's net earnings and earnings per share would have been as follows:

Year Ended December 31, 2005
(in thousands except per share data)
Net Earnings:
As reported	$2,528,090
Add: Stock-based compensation included in net earnings, net of taxes	3,441
Deduct: Stock-based employee compensation under SFAS 123, net of taxes	(104,269)

Pro forma	$2,427,262

Basic Earnings Per Share:
As reported	$4.28
Pro forma	$4.11
Diluted Earnings Per Share:
As reported	$4.11
Pro forma	$3.94

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

        The weighted-average assumptions used to value grants of stock options and stock appreciation rights and the resulting average estimated values were as follows:

	Years Ended December 31,
	2007	2006	2005
Weighted-Average Assumptions:
Dividend yield	1.83%	1.65%	1.70%
Expected volatility	30.30%	29.66%	32.50%
Risk-free interest rate	4.48%	4.72%	4.15%
Expected life (in years)	4.06	3.03	3.15
Per-share fair value of options	$8.82	$10.14	$6.95
Weighted-average exercise price	$32.74	$36.45	$32.63

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

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.

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

        Upon adoption, the balances of income taxes payable and retained earnings were adjusted for the cumulative effect of applying the provisions of FIN 48 as follows:

	Income Taxes Payable	Retained Earnings
	(in thousands)
Balance at December 31, 2006	$4,935,763	$12,151,691
Remeasurement of income tax liability upon adoption of FIN 48	12,719	(12,719)

Balance at January 1, 2007	$4,948,482	$12,138,972

        The total amount of unrecognized tax benefits on uncertain tax positions as of January 1, 2007 was $180.6 million, which included $126.8 million of net unrecognized tax benefits that, if recognized, would impact the Company's effective income tax rate.

        The Company recognizes interest and penalties related to income tax uncertainties in its provision for income taxes and income taxes payable. The after-tax equivalent of approximately $17.2 million for interest and penalties on uncertain tax positions was included in income taxes payable at January 1, 2007.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. The Company adopted SFAS 157 on its effective date of January 1, 2008 and the financial impact upon adoption was not material.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company adopted SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008 and the financial impact upon adoption was not material.

        In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, ("FSP FIN 39-1"). FSP FIN 39-1 amends certain paragraphs of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts,—an interpretation of APB Opinion No. 10 and FASB Statement No. 105 ("FIN 39") to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. Upon application, the Company shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company adopted FSP FIN 39-1 on its effective date of January 1, 2008 and the financial impact upon adoption was not material.

        In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109 ("SAB 109"). SAB 109 supersedes Staff Accounting Bulletin No. 105 ("SAB 105"), Application of Accounting Principles to Loan Commitments. It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. In conjunction with the adoption of SFAS 157 and SFAS 159, this guidance generally would result in higher fair values being recorded upon initial recognition of derivative loan commitments.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Loan Sales

        The Company routinely originates, purchases and sells mortgage loans into the secondary mortgage market. Prime mortgage loan sales are generally structured without recourse to the Company. However, the Company generally has limited recourse on the Prime Home Equity and Nonprime Mortgage Loans it securitizes, through retention of a subordinated interest, through its issuance of a corporate guarantee of losses up to a negotiated maximum amount or in the case of home equity securitizations, the obligation to fund subsequent draws with a subordinated repayment priority when a rapid amortization event occurs. Recourse retained in loan sales and securitization activities is discussed in Note 31—Credit Losses Related to Securitized Loans. While the Company generally does not retain credit risk on the Prime Mortgage Loans it sells, it has potential liability under representations and warranties it makes to purchasers and insurers of the loans.

        Following is a summary of the Company's liability for representations and warranties included in accounts payable and accrued liabilities for the periods presented:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Balance, beginning of year	$390,111	$187,443	$152,031
Provisions for losses	334,520	290,463	66,413
Charge-offs	(84,994)	(87,795)	(31,001)

Balance, end of year	$639,637	$390,111	$187,443

        The Company estimates its liability for impairment losses related to future draw obligations on securitized home equity lines of credit and updates its estimate quarterly. The provision for estimated losses arising from future draw obligations is recorded as a component of impairment of retained interests. The estimate requires projections of future expected funding obligations under a rapid amortization event compared to the expected fair value of the amount to be recovered on the required funding date. The resulting value is then discounted to a present value amount based on an appropriate risk-free interest rate to arrive at the value of the funding obligation. The accrued liability for impairment related to future expected funding obligations under a rapid amortization event was $704.1 million as of December 31, 2007.

        The Company recognized gains of $2.0 billion, $4.7 billion, and $4.0 billion from sales of mortgage loans in securitizations in the years ended December 31, 2007, 2006 and 2005, respectively.

        When the Company sells mortgage loans, it generally receives cash and MSRs and, when those sales take the form of securitizations, Countrywide retains financial interests in its loan sales activities in the form of interest-only, principal-only and subordinated interests.

        MSRs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee ranging generally from 0.125% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the mortgagors. The Company generally receives other remuneration including rights to various mortgagor-contracted fees such as late charges, collateral reconveyance charges and loan prepayment penalties and the Company is generally entitled to retain the interest earned on funds held pending remittance (or "float") related to its collection of mortgagor principal, interest, tax and insurance payments. The Company also generally has the right to solicit the mortgagors for other products and services, such as second mortgages and insurance, as well as for new mortgages for those considering refinancing or purchasing a new home.

        The precise market value of MSRs and retained interests cannot be readily determined because these assets are not actively traded in stand-alone markets. Considerable judgment is required to determine the fair values of these assets and the exercise of such judgment can significantly impact the Company's earnings. Therefore, senior financial management exercises extensive and active oversight of this process. The Company's Asset/Liability Committee, which is comprised of several senior financial executives, ultimately determines the valuation of MSRs and retained interests.

        The Company's MSR valuation process combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow assumptions (which consider only contractual cash flows) and prepayment assumptions used in Countrywide's discounted cash flow model are based on market factors and encompass the historical performance of our MSRs, which Management believes are consistent with assumptions and data used by market participants valuing similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates (projected London Inter Bank Offering Rate ("LIBOR") plus option-adjusted spread). These variables can, and generally do, change from quarter to quarter as market conditions and projected interest rates change. The current market data utilized in the MSR valuation process and in the assessment of the reasonableness of the MSR valuation are obtained from peer group MSR valuation surveys, MSR market trades, MSR broker valuations and prices of interest-only securities.

        The cash flow model and underlying prepayment and interest rate models used to value the MSRs are subjected to validation in accordance with the Company's model validation policies. This process includes review of the theoretical soundness of the models and the related development process, back testing of actual results to model predictions, benchmarking to commercially available models and ongoing performance monitoring.

        For retained interests, the Company also estimates fair value through the use of discounted cash flow models. The key assumptions used in the valuation of retained interests include mortgage prepayment speeds, discount rates, and for subordinated interests containing credit risk, the net credit losses over the expected lifetime of the security. The discounted cash flow models incorporate cash flow and prepayment projections based on data drawn from the historical performance of the loans underlying the Company's retained interests, which management believes are consistent with assumptions other major market participants would use in determining the assets' fair value.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Key economic assumptions used in determining the fair value of MSRs at the time of securitization are as follows:

	Years Ended December 31,
	2007	2006	2005
Weighted-average life (in years)	7.1	5.9	5.8
Weighted-average annual prepayment speed	16.5%	22.2%	23.0%
Weighted-average option-adjusted spread over LIBOR	5.2%	6.7%	6.5%

        Key economic assumptions used in determining the fair value of retained interests at the time of securitization are as follows:

	Years Ended December 31,
	2007	2006	2005
Weighted-average life (in years)	5.0	4.0	3.5
Weighted-average annual prepayment speed	23.9%	29.0%	30.2%
Weighted-average annual discount rate	15.3%	18.7%	20.1%
Weighted-average lifetime credit losses	2.4%	1.9%	2.0%

        The following table summarizes cash flows between the Company and securitization special purpose entities:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Proceeds from new securitizations and sales of retained interests	$350,510,922	$362,265,135	$364,669,509
Proceeds from collections reinvested in securitizations	3,690,459	4,260,106	3,329,840
Service fees received	2,924,914	2,318,092	1,877,780
Purchases of delinquent loans and cleanup calls	(3,106,459)	(1,490,999)	(3,786,551)
Servicing advances	(12,857,052)	(4,178,052)	(2,524,067)
Repayment of servicing advances	11,259,315	3,978,490	2,352,253
Cash flows received on retained interests other than servicing fees	998,597	1,315,475	1,309,437

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Key assumptions used in estimating the fair value of the Company's MSRs at December 31, 2007 and 2006, and the effect on the estimated fair value from adverse changes in those assumptions, are as follows (weighted averages are based upon unpaid principal balance):

	December 31,
	2007	2006
	(dollar amounts in thousands)
Fair value of MSRs	$18,958,180	$16,172,064
Weighted-average life (in years)	6.4	5.8
Weighted-average annual prepayment speed	17.9%	21.0%
Impact of 5% adverse change	$417,503	$293,639
Impact of 10% adverse change	$812,734	$571,577
Impact of 20% adverse change	$1,543,224	$1,085,394
Weighted-average option-adjusted spread over LIBOR	6.2%	6.2%
Impact of 5% adverse change	$171,217	$129,460
Impact of 10% adverse change	$339,005	$256,746
Impact of 20% adverse change	$664,784	$505,029

        Key assumptions used in measuring the fair value of the Company's retained interests at December 31, 2007 and 2006, and the effect on the fair value estimate from adverse changes in those assumptions are as follows (weighted averages are based on unpaid principal balance):

	December 31,
	2007	2006
	(dollar amounts in thousands)
Fair value of retained interests	$2,450,397	$3,040,575
Weighted-average life (in years)	6.4	3.1
Weighted-average annual prepayment speed	21.0%	30.6%
Impact of 5% adverse change	$58,405	$97,971
Impact of 10% adverse change	$104,890	$184,866
Impact of 20% adverse change	$188,018	$335,668
Weighted-average annual discount rate	17.3%	18.2%
Impact of 5% adverse change	$47,641	$33,809
Impact of 10% adverse change	$92,599	$60,475
Impact of 20% adverse change	$174,999	$127,056
Weighted-average net lifetime credit losses	10.9%	2.7%
Impact of 5% adverse change	$55,679	$48,550
Impact of 10% adverse change	$103,286	$117,336
Impact of 20% adverse change	$182,934	$224,616

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents information about delinquencies and components of Prime Home Equity and Nonprime Mortgage Loans for which the Company has retained some level of credit risk:

	December 31,
	2007	2006
	(in thousands)
Prime Home Equity and Nonprime Mortgage Loans:
Loans and securities sold—total principal amount	$85,807,575	$82,853,246

Principal amount 60 days or more past due	$12,579,772	$4,577,045

        The Company incurred credit losses of $1.3 billion, $174.2 million and $103.4 million related to the Prime Home Equity and Nonprime Mortgage Loans with retained credit risk during the years ended December 31, 2007, 2006 and 2005, respectively.

Note 4—Derivative Financial Instruments

Derivative Financial Instruments

        A significant market risk facing the Company is interest rate risk, which includes the risk that changes in market interest rates will result in unfavorable changes in the value of our assets or liabilities ("price risk") and the risk that net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. This risk includes both increases in "risk-free" rates (usually the U.S. Treasury rate for an asset of the same duration) and changes in the premiums to risk-free rates of return required by investors. Such changes may be the result of liquidity and/or changing investor perceptions of risk. The overall objective of the Company's interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.

        The Company manages interest rate risk with derivative financial instruments and by the structure of its activities as follows:

  •
  The Company uses various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of its commitments to make or purchase loans (also referred to as interest rate lock commitments or "IRLCs"), mortgage loans held by the Company pending sale ("Mortgage Loan Inventory"), retained interests and trading securities, as well as a portion of its debt.

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

  Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments

  Description of Risk Management Activities

        The Company is exposed to price risk relative to its Mortgage Loan Inventory and its IRLCs. The Mortgage Loan Inventory is comprised of mortgage loans held by the Company pending sale, and is presently held for an average of approximately 25 days. IRLCs guarantee the rate and points on the underlying mortgage or group of mortgages for a specified period, generally from seven to 75 days.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        With regard to loans held for sale, the Company is exposed to price risk from the time an IRLC is made to a mortgage applicant or financial intermediary to the time the resulting mortgage loan is sold. For loans held for investment, the Company is exposed to price risk from the time an IRLC is made to a financial intermediary to the time the loan is purchased. During these periods, the Company is exposed to losses if mortgage rates rise or investor yields increase, because the value of the IRLC or mortgage loan held for sale declines. To manage this price risk the Company uses derivatives.

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

        To manage the price risk associated with the IRLCs, the Company generally uses a combination of net forward sales of MBS and put and call options on MBS, Treasury futures and Eurodollar futures. The Company generally makes forward sales of MBS in an amount equal to the portion of the IRLCs expected to close, assuming no change in mortgage rates. The Company acquires put and call options to protect against the variability of loan closings caused by changes in mortgage rates. To manage the credit spread component of price risk associated with its IRLCs the Company may enter into credit default swaps.

        The Company manages the price risk related to the Mortgage Loan Inventory primarily by entering into forward sales of MBS and Eurodollar futures. The value of these forward MBS sales and Eurodollar futures moves in opposite direction to the value of the Mortgage Loan Inventory. To manage the credit spread component of price risk associated with its Mortgage Loan Inventory, the Company may enter into credit default swaps or similar instruments. The Company actively manages the risk profiles of its IRLCs and Mortgage Loan Inventory on a daily basis.

        The Company manages the price risk related to its commercial mortgage loans using interest rate swaps, total rate of return and credit default swaps.

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

  •
  Short Eurodollar Futures Contracts:  The sale of a standardized exchange-traded contract that we do not own, the value of which is tied to spot Eurodollar rates at specified future dates. The value increases when Eurodollar rates rise.

  •
  Credit Default Swaps:  An agreement to purchase credit event protection based on a financial index or security in exchange for paying a fixed rate fee or premium over the term of the contract. For use in the risk management of commercial and residential mortgage loans, the Company receives credit protection and pays a fixed fee or premium. The value of these contracts increases when the probability of the occurrence of a credit event rises.

        The following table summarizes the balance or notional amounts, as applicable, of Mortgage Loan Inventory, IRLCs and the related derivative instruments at December 31, 2007:

(in billions)
Mortgage Loan Inventory:
Fixed rate	$6.9
Adjustable rate	4.8

Total	$11.7

Interest rate lock commitments:
Fixed rate	$12.9
Adjustable rate	2.3

Total	$15.2

Mandatory forward trades:
Buys	$42.9
Sales	(29.2)

Net mandatory positions	$13.7

U.S. Treasury options:
Calls	$2.5
Puts	(36.5)

Net long U.S. Treasury options	$(34.0)

Short Eurodollar futures	$(7.2)

Credit default swaps	$7.6

  Accounting for Risk Management Activities

        The change in value of all derivative instruments used in the risk management activities related to Mortgage Loan Inventory and IRLCs are recorded at fair value with changes in fair value included as a component of gain on sale of loans and securities in the consolidated statements of operations.

        IRLCs that qualify as derivative instruments are recorded at fair value with changes in fair value recognized in current period earnings as a component of gain on sale of loans and securities. Commitments to make loans held for sale and the Company's commitments to purchase loans qualify as derivative financial instruments.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is measured from the date the IRLC is issued. At the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan. The Company generally estimates the fair value of the underlying loan based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation models intended to approximate the amounts that would be received from a third party. We regularly compare the values developed from our valuation models to executed trades to assure that the valuations are reflective of actual sale prices. However, due to the illiquidity of the mortgage marketplace prevalent at December 31, 2007, which resulted in a lack of executed trades that could be used to assure that the valuations are reflective of fair value, it was necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and to apply more judgment to the valuations of non-conforming prime, home equity and nonprime loans.

        During 2007, the interest rate risk management activities associated with 54% of the fixed-rate mortgage loan inventory and 37% of the adjustable-rate mortgage loan inventory were accounted for as fair value hedges. For the years ended December 31, 2007, 2006 and 2005, the Company recognized pre-tax losses of $79.8 million, $116.9 million and $49.7 million, respectively, representing the ineffective portion of the hedges of its Mortgage Loan Inventory that qualified as fair value hedges. These amounts are included in gain on sale of loans and securities in the consolidated statements of operations.

  Risk Management Activities Related to Mortgage Servicing Rights and Retained Interests

  Description of Risk Management Activities

        MSRs and retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value when mortgage interest rates decline. The fair value of MSRs and retained interests are based on the present value of cash flow streams that are closely linked to the expected life of the underlying loans. Declining mortgage interest rates generally precipitate increased mortgage refinancing activity to the extent that the borrower is able to obtain a new loan. Increased refinancing activity decreases the expected life of the underlying loans, thereby decreasing the value of the MSRs and most retained interests. Changes in the value of these assets are reflected in current period earnings for MSRs and retained interests accounted for as trading securities. Impairment of retained interests accounted for as available-for-sale securities is also reflected in current period earnings; however appreciation in value above such interests' amortized cost is reflected as a component of other comprehensive income. To moderate the impact on earnings caused by a rate-driven decline in fair value of its MSRs and retained interests from securitization, the Company maintains a portfolio of financial instruments, including derivatives and securities, which generally increase in value when interest rates decline. In addition, the Company has used credit-related derivative financial instruments to moderate the negative impact on earnings cause by a credit spread-driven decline in fair value. This portfolio of financial instruments is collectively referred to herein as the "Servicing Hedge."

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company uses the following financial instruments in its Servicing Hedge:

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

  •
  Interest Rate Swaps:  A mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g., U.S. Dollar LIBOR ("USD LIBOR")). For use in the Servicing Hedge, the Company generally receives the fixed rate and pays the floating rate. Such contracts increase in value as rates fall.

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

        These instruments are combined to manage the overall risk portfolio of the MSRs and retained interests. The Company actively manages its MSRs and retained interests risk profile on a daily basis.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the activity for derivative contracts included in the Servicing Hedge expressed by notional amounts:

	Balance, December 31, 2006	Additions	Dispositions/ Expirations	Balance, December 31, 2007
	(in millions)
Interest rate swaptions	$41,750	$151,735	$(91,075)	$102,410
Interest rate swaps	29,025	118,460	(99,810)	47,675
Treasury futures	—	151,824	(106,824)	45,000
Call options on interest rate futures	4,500	183,350	(172,350)	15,500
Mortgage forward rate agreements	48,000	77,000	(112,000)	13,000
MBS forward contracts	—	26,250	(16,750)	9,500
Put options on interest rate futures	—	35,100	(35,100)	—
Credit default swaps	—	424	(424)	—

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

  Accounting for Risk Management Activities

        The changes in fair value of derivative contracts included in the Servicing Hedge are recorded as a component of the gain or loss from the Servicing Hedge in the consolidated statements of operations.

        As a result of electing fair value accounting upon adoption of SFAS 156 effective January 1, 2006, the hedge provisions of SFAS 133 no longer apply to the risk management activities of the Company's MSRs. Effective April 1, 2005, a portion of the Servicing Hedge qualified as a fair value hedge under SFAS 133. During the nine months ended December 31, 2005, the portion of the Servicing Hedge that qualified as a fair value hedge covered approximately 28% of the risk associated with a change in fair value of the MSRs attributable to changes in interest rates of up to 50 basis points. At no other time during the year ended December 31, 2005, did any portion of the Servicing Hedge qualify as a hedge under SFAS 133.

        For the nine months ended December 31, 2005, the Company recognized a loss of $29.3 million in earnings, which represents the amount of hedge ineffectiveness for the portion of the Servicing Hedge that qualified as a fair value hedge under SFAS 133.

        There was no portion of the related hedge instruments' gain or loss that was excluded from the assessment of the hedge effectiveness.

        Application of fair value hedge accounting under SFAS 133 resulted in the cost basis of the MSRs being adjusted for the change in fair value of the MSRs attributable to the hedged risk, with a corresponding amount included as a component of impairment or recovery of MSRs in the statements of operations.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Risk Management Activities Related to Issuance of Long-Term Debt

  Description of Risk Management Activities

        Management's objective in financing the activities of the Company is to ensure access to reliable and cost-effective funding from a variety of sources in order to meet the Company's financing requirements under various market conditions. These financing activities subject the Company to interest rate risk. Specifically, the Company is exposed to the risk that the interest expense it incurs on its long-term borrowings will change at a different speed than the income it earns on the assets financed by the long-term debt, contributing to variability of net income. To address this risk, management seeks long-term debt structured to reprice in a manner similar to the assets it is financing. However, the Company may not be able to obtain access to borrowings structured to match the repricing characteristics of the assets being financed at optimal interest rates (i.e., cost). Management addresses this constraint, in part, by entering into interest rate and foreign currency swap agreements designed to modify the structure of its borrowings. These agreements have the effect of changing the structure of a debt agreement to one that approximates the repricing characteristics of the assets financed.

        The Company has entered into interest rate swap contracts in which the rate received is fixed and the rate paid is adjustable and is indexed to LIBOR ("Receiver Swap"). These interest rate swaps enable the Company to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $6.7 billion as of December 31, 2007) and a portion of its foreign currency-denominated fixed and floating-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $4.0 billion as of December 31, 2007). These transactions are generally designated as fair value hedges under SFAS 133.

        The following summarizes the notional amounts and the average interest rates of the swaps as of December 31, 2007:

	Notional Amount	Fixed Rate	Floating Rate
	(dollar amounts in millions)
Receiver swaps	$10,660	5.60%	5.78%

        Payments on interest rate swaps are based on a specified notional amount and payments are due periodically through the termination date of each contract. The swap contracts expire between January 2008 and November 2036.

  Accounting for Risk Management Activities

        The interest rate swaps are recognized on the balance sheet at fair value.

        For the years ended December 31, 2007, 2006 and 2005, the Company recognized a pre-tax loss of $15.6 million, a pre-tax gain of $23.3 million, and a pre-tax loss of $2.1 million, respectively, representing the ineffective portion of its fair value hedges of debt. These amounts are included in interest expense in the consolidated statements of operations.

        For the years ended December 31, 2007 and 2006 the Company recognized no pre-tax gain or loss representing the ineffective portion of such cash flow hedges. For the year ended December 31, 2005, the Company recognized a pre-tax gain of $0.5 million, representing the ineffective portion of such cash flow hedges. As of December 31, 2007, deferred net gains or losses on derivative instruments included

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in accumulated other comprehensive income that are expected to be reclassified as earnings during the next twelve months are not material.

  Risk Management Activities Related to Deposit Liabilities

  Description of Risk Management Activities

        The Company faces interest rate risk in the interest-earning activities of its Bank. Specifically, the Company is exposed to the risk that the interest expense it incurs on its deposits will change at a different rate than the income it earns on its interest-earning assets, resulting in variability in net interest income. Management manages this risk by matching the duration and repricing characteristics of the Bank's interest-bearing liabilities with those of its interest-earning assets. To align the duration and repricing characteristics of its interest-earning assets and interest-bearing liabilities, the Company enters into interest rate swap contracts that have the effect of converting a portion of its fixed-rate deposit liabilities to LIBOR-based variable-rate deposit liabilities.

        The following summarizes the notional amounts and the average interest rates of the swaps as of December 31, 2007:

	Notional Amount	Fixed Rate	Floating Rate
	(dollar amounts in millions)
Receiver swaps	$317	3.87%	5.10%
Receiver callable swaps	$1,921	5.49%	4.96%

        Payments are due periodically through the termination date of each swap contract. The contracts expire between April 2008 and November 2027.

  Accounting for Risk Management Activities

        The Company's interest rate swap transactions are designated as fair value hedges. For the years ended December 31, 2007, 2006 and 2005, the Company recognized a pre-tax gain of $2.7 million, a pre-tax loss of $3.0 million, and a pre-tax gain of $0.5 million respectively, representing the hedge ineffectiveness related to these contracts. These amounts are included in interest expense in the consolidated statements of operations.

  Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio

  Description of Risk Management Activities

        In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed-income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company utilizes the following derivative instruments:

  •
  Forward Sales of To-Be Announced ("TBA") MBS:  An obligation to sell agency pass-through MBS that have not yet been issued on a specified price and at a specified date in the future. The value increases as mortgage rates rise.

  •
  Forward Purchases of TBA MBS:  An obligation to purchase agency pass-through MBS that have not yet been issued at a specified price on a specified date in the future. The value increases as mortgage rates fall.

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

  •
  Put Options on Federal Funds and Eurodollar Futures Contracts:  A right to sell Federal Funds or Eurodollar futures contract at a specified price on a specified date in the future. The value increases as the Federal Funds or Eurodollar rate rise.

  •
  Call Options on Federal Funds and Eurodollar Futures Contracts:  A right to acquire Federal Funds or Eurodollar futures contract at a specified price on a specified date in the future. The value increases as the Federal Funds or Eurodollar rate falls.

  •
  Short Futures Contract:  The sale of a standardized exchange-traded contract that we do not own, the value of which is tied to spot Federal Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Federal Funds or Eurodollar rates rise.

  •
  Interest Rate Cap:  A right to receive cash if a reference interest rate rises above a contractual strike rate. The reference interest rates used in the Company's interest rate caps include mortgage rates, U.S. Treasury rates, and USD LIBOR. The value increases as the reference interest rate rises.

  •
  Payer Swaptions:  A right to enter a predetermined Interest Rate Swap at a future date where we receive the floating rate and pay the fixed rate. These contracts increase in value as rates rise.

  •
  Receiver Swaptions:  A right to enter a predetermined Interest Rate Swap at a future date where we receive the fixed rate and pay the floating rate. These contracts increase in value as rates fall.

  •
  Forward rate agreement:  A mutual agreement to exchange a single cash flow at a forward settlement date, based on the difference between the forward fixed rate and floating rate set equal to the 30-day forward current coupon rate. For use in the risk management of the broker-dealer securities trading portfolio, the Company receives the floating rate and pays the fixed. Such contracts increase in value as rates rise.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following summarizes the notional amounts of the derivative contracts included in the broker-dealer's trading portfolio at December 31, 2007:

Notional Amount
(in millions)
Forward sales of TBA MBS	$97,382
Forward purchases of TBA MBS	83,109
Interest rate swap contracts	74,061
Futures contracts	10,603
Total rate of return swaps	9,550
Put options on futures contracts	8,725
Call options on futures contracts	6,350
Short futures contracts	5,877
Interest rate caps	3,913
Swaptions	1,708
Forward rate agreement	1,000

  Accounting for Risk Management Activities

        The changes in fair value of derivative contracts used in the interest rate management activities related to trading activities are recorded as a component of the gain on sale of loans and securities in the consolidated statements of operations.

  Counterparty Credit Risk

        The Company has exposure to credit loss in the event of contractual non-performance by its trading counterparties and counterparties to the over-the-counter derivative financial instruments that we use in our rate risk management activities. The Company manages this credit risk by selecting only counterparties that the Company believes to be financially strong, spreading the credit risk among many such counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with the counterparties, as appropriate.

        The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements at December 31, 2007 and 2006, before and after collateral held by the Company, is as follows:

	December 31,
	2007	2006
	(in millions)
Aggregate credit exposure before collateral held	$6,147	$1,777
Less: collateral held	(3,873)	(1,223)

Net aggregate unsecured credit exposure	$2,274	$554

        For the three-year period ended December 31, 2007, we incurred no credit losses due to non-performance of any of our counterparties.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Mortgage Loans Held for Sale

        Mortgage loans held for sale include the following:

	December 31,
	2007	2006
	(in thousands)
Prime	$7,815,880	$22,494,274
Nonprime	3,038,980	4,917,895
Commercial real estate	1,055,343	1,930,100
Prime home equity	82,131	1,813,947
Deferred premiums, discounts, fees and costs, net	(209,818)	116,414
Lower of cost or market valuation allowance	(101,242)	—

	$11,681,274	$31,272,630

        The Company generally estimates the fair value of loans held for sale based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation models intended to approximate the amounts that would be received from a third party. We regularly compare the values developed from our valuation models to executed trades to assure that the valuations are reflective of actual sale prices. However, due to the illiquidity of the mortgage marketplace prevalent at December 31, 2007, which resulted in a lack of executed trades that could be used to assure that the valuations are reflective of fair value, it was necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and to apply more judgment to the valuations of non-conforming prime, home equity and nonprime loans, which represented approximately 44% of mortgage loans originated or purchased for resale excluding loans secured by commercial real estate at December 31, 2007.

        At December 31, 2007, the Company had pledged $0.3 billion, $0.01 billion, $4.4 billion and $0.8 billion in mortgage loans held for sale to secure a secured revolving line of credit, securities sold under agreements to repurchase, collateral for asset-backed secured financings and to secure Federal Home Loan Bank ("FHLB") advances, respectively.

        At December 31, 2006, the Company had pledged $7.9 billion, $0.6 billion and $0.03 billion in mortgage loans held for sale to secure asset-backed commercial paper, a secured revolving line of credit and securities sold under agreements to repurchase, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Trading Securities and Trading Securities Sold, Not Yet Purchased

        Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	December 31,
	2007	2006
	(in thousands)
Agency mortgage pass-through securities:
Fixed-rate	$13,480,019	$13,502,403
Adjustable-rate	287,249	1,381,675

Total agency mortgage pass-through securities	13,767,268	14,884,078
U.S. Treasury securities	3,974,806	1,801,221
Collateralized mortgage obligations	1,988,054	3,307,594
Obligations of U.S. Government-sponsored enterprises	781,470	781,657
Derivative financial instruments	715,804	15,728
Interest-only securities	404,364	287,206
Asset-backed securities	121,582	203,979
Mark-to-market on TBA securities	67,213	144,674
Residual securities	857	52,097
Other	5,406	23,951

	$21,826,824	$21,502,185

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Trading securities by credit rating were as follows:

	December 31, 2007
		Credit Rating
	Total(1)	AAA	AA	A	<A	Not Rated(2)
	(in thousands)
Agency mortgage pass-through securities:
Fixed-rate	$13,480,019	$13,480,019	$—	$—	$—	$—
Adjustable-rate	287,249	287,249	—	—	—	—

Total agency mortgage pass-through securities	13,767,268	13,767,268	—	—	—	—
U.S. Treasury securities	3,974,806	3,974,806	—	—	—	—
Collateralized mortgage obligations	1,988,054	1,868,899	58,762	22,849	35,926	1,618
Obligations of U.S. Government-sponsored enterprises	781,470	781,470	—	—	—	—
Interest-only securities	404,364	161,710	—	—	—	242,654
Asset-backed securities	121,582	101,475	8,136	3,150	8,821	—
Residual securities	857	—	—	—	—	857
Other	5,406	—	—	—	—	5,406

	$21,043,807	$20,655,628	$66,898	$25,999	$44,747	$250,535

(1)
Derivative financial instruments are not included in this table as derivatives are contracts between Countrywide and a counterparty. Countrywide manages its derivatives counterparty risk by entering into derivatives only with creditworthy counterparties and limiting its exposure to individual counterparties.

(2)
These securities are generally not rated due to their illiquidity and the absence of significant trading activity.

        As of December 31, 2007 and 2006, $15.4 billion and $19.5 billion, respectively, of the Company's trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $6.8 billion and $1.5 billion, respectively.

        For the years ended December 31, 2007, 2006 and 2005, the Company recorded net gains of $498.6 million, $121.3 million and $181.5 million, respectively, on trading assets, mostly from derivative financial instruments, that were still held at the respective period-end reporting dates.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Trading securities sold, not yet purchased, include the following:

	December 31,
	2007	2006
	(in thousands)
U.S. Treasury securities	$2,744,206	$2,803,030
Derivative financial instruments	749,178	9,235
Obligations of U.S. Government-sponsored enterprises	401,298	305,826
Mark-to-market on TBA securities	196,733	181,119
Mortgage pass-through securities—fixed-rate	—	26,024
Other	959	15

	$4,092,374	$3,325,249

Note 7—Securities Purchased Under Agreements to Resell, Securities Borrowed and Federal Funds Sold

        The following table summarizes securities purchased under agreements to resell, securities borrowed and federal funds sold:

	December 31,
	2007	2006
	(in thousands)
Securities purchased under agreements to resell	$5,384,569	$22,559,194
Federal funds sold	3,327,453	1,250,000
Securities borrowed	928,857	3,460,703

	$9,640,879	$27,269,897

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

        As of December 31, 2007 and 2006, the Company had accepted collateral related to securities purchased under agreements to resell and securities borrowed with a fair value of $17.6 billion and $56.0 billion, respectively, that it had the contractual ability to sell or re-pledge, including $9.0 billion and $30.0 billion, respectively, related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of December 31, 2007 and 2006, the Company had re-pledged $14.3 billion and $51.5 billion, respectively, of such collateral for financing purposes.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Loans Held for Investment, Net

        Loans held for investment include the following:

	December 31,
	2007	2006
	(in thousands)
Mortgage loans:
Banking Operations:
Prime	$52,258,640	$51,762,137
Prime home equity	34,103,449	20,036,126
Nonprime	679,532	—
Commercial real estate	245,845	19,413

	87,287,466	71,817,676

Mortgage Banking:
Nonprime	2,045,875	115,054
Prime	1,768,448	252,731
Prime home equity	435,695	57,518

	4,250,018	425,303

Capital Markets—commercial real estate	20,000	53,000

Total mortgage loans	91,557,484	72,295,979
Defaulted FHA-insured and VA-guaranteed loans repurchased from securities	2,691,563	1,761,170
Warehouse lending advances secured by mortgage loans	887,134	3,185,248

	95,136,181	77,242,397
Premiums and discounts and deferred loan origination fees and costs, net	(363,560)	1,104,414
Allowance for loan losses	(2,399,491)	(326,817)

	92,373,130	78,019,994
Mortgage Loans Held in SPEs	5,627,583	—

Loans Held for investment, net	$98,000,713	$78,019,994

        During the year ended December 31, 2007, the Company transferred prime, prime home equity and nonprime mortgage loans with an unpaid principal balance of $9.2 billion, $9.9 billion and $2.7 billion, respectively, and a carrying value after recognition of impairment upon transfer of the loans of $8.9 billion, $9.4 billion and $2.4 billion, respectively, from mortgage loans held for sale to loans held for investment, as the Company decided to hold those loans for the foreseeable future. The impairment in the amount of $1.1 billion is recorded as a component of gain on sale of loans and securities.

        Mortgage loans totaling $62.6 billion and $57.5 billion were pledged to secure FHLB advances and to enable additional borrowings from the FHLB at December 31, 2007 and 2006, respectively.

        Mortgage loans held for investment totaling $6.0 billion and $2.9 billion were pledged to secure an unused borrowing facility with the Federal Reserve Bank ("FRB") at December 31, 2007 and 2006, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Defaulted FHA-insured and VA-guaranteed loans repurchased from securities totaling $1.3 billion and $0.5 billion were pledged to secure securities sold under agreements to repurchase at December 31, 2007 and 2006, respectively.

        Mortgage loans totaling $1.9 billion were pledged to secure a revolving line of credit at December 31, 2007.

        Mortgage loans held in SPEs totaling $5.6 billion were pledged to secure asset-backed secured financings at December 31, 2007. These assets were re-recognized on the Company's consolidated balance sheets at their estimated fair value after management concluded that certain securities it had reacquired as part of its market-making activities would be held for an other-than temporary period. The carrying value of the mortgage loans held in SPEs includes a fair value discount of $960.7 million at December 31, 2007.

        As of December 31, 2007 and 2006, the Company had accepted mortgage loan collateral of $1.0 billion and $3.5 billion, respectively, that it had the contractual ability to re-pledge. The collateral secures warehouse lending advances.

        Properties securing the mortgage loans in the Company's portfolio of loans held for investment are concentrated in the States of California, Florida and Virginia. The following is a summary of the geographical distribution of loans included in the Company's loan portfolio for the top three states as measured by the total unpaid principal balance:

	December 31,
	2007		2006
State	Unpaid Principal Balance	% Total Balance	Unpaid Principal Balance	% Total Balance
	(in thousands)		(in thousands)
California:
Southern	$24,171,150	26%	$19,699,276	27%
Northern	14,235,093	16%	13,289,894	19%

	38,406,243	42%	32,989,170	46%
Florida	6,602,005	7%	4,340,575	6%
Virginia	3,741,689	4%	3,784,177	5%
All other states	42,807,547	47%	31,182,057	43%

Total	$91,557,484	100%	$72,295,979	100%

        During 2007, the Company modified loans for borrowers who were not otherwise able to refinance under the terms of the loan modifications. These transactions were classified as troubled debt restructurings. The majority of these transactions involved modifications of current loans to change their terms from payment-option ARM loans to payment advantage ARM loans with fixed interest rates for five years. However, because these modifications were not fully underwritten, the Company categorized these transactions as troubled debt restructurings. Accordingly, these loans were placed on nonaccrual status pending a satisfactory period of performance under the modified terms.

        Troubled debt restructurings during 2007 totaled $278.5 million, the majority of which were the conversions of current payment-option ARM loans to payment advantage ARM loans. An impairment allowance of $11.0 million relating to these loans is included in the allowance for loan losses as of December 31, 2007. The average investment in impaired loans, consisting of troubled debt restructurings and nonperforming warehouse lines of credit, during the year ended December 31, 2007,

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was $68.0 million. Management considered $37.3 million of warehouse lending loans to be impaired as of December 31, 2007. No amounts were considered impaired as of December 31, 2006.

        The Company has placed loans on nonaccrual status totaling $6.0 billion and $2.3 billion at December 31, 2007 and 2006, respectively. Included in total nonaccrual loans were Government-insured or guaranteed loans totaling $0.4 billion and $0.3 billion at December 31, 2007 and 2006, respectively and $2.2 billion and $1.3 billion of loans that we have the option (but not the obligation) to repurchase for which we have not exercised such option at December 31, 2007 and 2006, respectively.

        As of December 31, 2007, $22.1 billion of Banking Operations' residential loan portfolio was covered by supplemental mortgage insurance on specified pools of loans, of which $15.0 billion represents first loss coverage. The maximum loss coverage available under these policies on a combined basis is $1.5 billion. While these policies generally provide for first loss coverage, some policies require premium adjustments if claims exceed specified levels. Furthermore, coverage limits vary by policy, with some policies having limits at the pool level, and others at the loan level. The allowance for loan losses is not reduced by amounts estimated to be recoverable through this mortgage insurance. Management estimates the amount of pool mortgage insurance proceeds that will offset its loan losses and records a receivable in other assets with a corresponding credit to the provision for loan losses. Management monitors the capital positions of the mortgage insurance providers to assess their claims paying ability and adjusts its estimate of the collectibility of the mortgage insurance receivable if the respective insurers' ability to pay claims is deemed to be impaired.

        Changes in the allowance for the loan losses, the composition of the provision for loan losses and the allowance for loan losses were as follows:

	December 31,
	2007	2006	2005
	(in thousands)
Balance, beginning of period	$326,817	$189,201	$125,046
Provision for loan losses before mortgage insurance recoveries	2,776,223	299,610	115,685
Net charge-offs	(703,380)	(156,841)	(25,173)
Reclassification of allowance for unfunded commitments and other	(169)	(5,153)	(26,357)

Balance, end of period	$2,399,491	$326,817	$189,201

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Provision for loan losses before mortgage insurance recoveries	$2,776,223	$299,610	$115,685
Provision for pool mortgage insurance recovery, net	(490,040)	(65,763)	—

Provision for loan losses	$2,286,183	$233,847	115,685

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006
	(in thousands)
Allowance for loan losses	$2,399,491	$326,817
Pool mortgage insurance receivable	(555,803)	(65,763)

Allowance for loan losses, net of mortgage insurance receivable	$1,843,688	$261,054

        The Company has recorded a liability for losses on unfunded loan commitments in accounts payable and accrued liabilities totaling $38.4 million and $8.1 million at December 31, 2007 and 2006, respectively. The provision for these losses is recorded in other expenses. The following is a summary of changes in the liability:

	December 31,
	2007	2006	2005
	(in thousands)
Balance, beginning of period	$8,104	$9,391	$—
Provision for losses on unfunded loan commitments	30,280	2,879	—
Reclassification of allowance for unfunded loan commitments	—	(4,166)	9,391

Balance, end of period	$38,384	$8,104	$9,391

  Concentrations of Credit Risk

        The Company reviews its portfolio of loans held for investment for concentrations of loans that might contain disproportionate credit risk. Specifically, the Company's credit risk management staff monitors loan performance by state and by Metropolitan Statistical Area, as well as by product. Underwriting guidelines and investment objectives are adjusted based on management's assessment of the results of performance monitoring.

        The Company has a significant investment in pay-option adjustable-rate and payment advantage loans (together referred to as "pay-option loans"). Pay-option loans represent 32% and 45% of the Company's investment in mortgage loans held for investment at December 31, 2007 and 2006, respectively.

        Pay-option ARM loans have interest rates that adjust monthly and minimum required payments that adjust annually (subject to recast of the loan if minimum payments are made and deferred interest limits are reached). Annual payment adjustments are subject to a 7 1/2% maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after either five or ten years and again every five years thereafter. These payment adjustments are not subject to the 7 1/2% payment limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loans' balances.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Payment advantage loans have interest rates that are fixed for an initial period of five years (subject to recast of the loan if minimum payments are made and deferred interest limits are reached). If interest deferrals cause the loan's principal balance to reach a certain maximum level within the first ten years, the payment is reset to the interest-only payment; then at the 10-year point, the fully amortizing payment is required. References to pay-option loans in the following discussion include both pay-option and payment advantage loans.

        Assuming today's interest rates remain unchanged, most borrowers who consistently make the minimum required payment will have the contractual right to make less than the full interest payment for three to five years from the date of funding, at which time the loan balance limit will be reached and a new monthly payment amount will be required. Our borrowers' ability to defer portions of the interest accruing on their loans may expose us to increased credit risk. This is because when the required monthly payments for these loans eventually increase, borrowers may be less able to pay the increased amounts and may be more likely to default than a borrower with a loan whose initial payment provides for full amortization. Our exposure to this higher credit risk is increased by the amount of deferred interest (often referred to as "negative amortization") that has been added to the principal balance.

        We supplement our credit risk management practices relating to negatively amortizing ARM loans through a variety of methods, including active borrower communications both before and after funding, through our underwriting standards and through the purchase of mortgage insurance. Our underwriting standards require that the borrower meet secondary market debt-service ratio tests based on the borrower making the fully amortizing loan payment and assuming the loan's interest rate is fully indexed. (A fully indexed note rate equals the sum of the current index rate plus the margin applicable to the loan.) However, most of the pay-option loans we hold were underwritten with stated or limited income documentation. We tightened our underwriting standards during 2007 to reduce the availability of reduced documentation loans and loans on investor-owned properties and to reduce the maximum loan-to-value or combined loan-to-value ratio.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following is a summary of negatively amortizing ARM loans held for investment:

	December 31,
	2007	2006
	(in thousands)
Total Pay-Option loan portfolio	$28,973,498	$32,866,475

Total principal balance of Pay-Option loans with accumulated negative amortization	$26,434,496	$29,074,810

Accumulated negative amortization (from original loan balance)	$1,233,165	$655,453

Unpaid principal balance of Pay-Option loans with supplemental mortgage insurance coverage	$18,374,251	$5,729,532

Average original loan-to-value ratio(1)	76%	75%
Average original combined loan-to-value ratio(2)	79%	78%
Average original FICO score(3)	717	718
Loans underwritten with low or no stated income documentation	81%	81%
Borrowers electing to make less than full interest payments	71%	77%
Loans delinquent 90 days or more(4)	5.71%	0.65%

(1)
The ratio of the amount of the loan that is secured by the property to the lower of the original appraised value or purchase price of the property.

(2)
The ratio of the amount of all loans secured by the property to the lower of the original appraised value or purchase price of the property.

(3)
A FICO score is a measure of borrower creditworthiness determined using a statistical model. FICO scores range from approximately 300 to 850, with a higher score indicating an individual with a more favorable credit profile.

(4)
Based upon unpaid principal balance.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Investments in Other Financial Instruments, at Fair Value

        Investments in other financial instruments include the following:

	December 31,
	2007	2006
	(in thousands)
Securities accounted for as available-for-sale:
Prime agency mortgage-backed securities	$2,944,210	$2,141,079
Prime non-agency mortgage-backed securities	16,328,280	4,865,847
Nonprime mortgage-backed securities	35	860
Municipal bonds	419,540	412,886
Obligations of U.S. Government-sponsored enterprises	255,205	776,717
U.S. Treasury securities	92,900	168,313
Other	74,643	2,858

Subtotal	20,114,813	8,368,560

Interests retained in securitization—non credit-sensitive:
Mortgage-backed pass-through securities	37,848	1,382
Prime interest-only and principal-only securities	256,832	279,375
Prepayment penalty bonds	9,516	52,697

Total interests retained in securitization—non credit-sensitive	304,196	333,454

Interests retained in securitization—credit-sensitive:
Prime residual securities	8,026	1,435
Prime home equity retained interests	84,969	185,112
Prime home equity interest-only securities	9,143	7,021
Nonprime interest-only securities	20,918	3,757
Nonprime residuals and other related securities	8,852	152,745

Total interests retained in securitization—credit-sensitive	131,908	350,070

Total securities accounted for as available-for-sale	20,550,917	9,052,084

Securities accounted for as trading:
Interests retained in securitization—non credit-sensitive:
Mortgage-backed pass-through securities	594,304	—
Prime interest-only and principal-only securities	745,160	549,635
Prepayment penalty bonds	70,401	90,666
Interest rate swaps	50	2,490

Total interests retained in securitization—non credit-sensitive	1,409,915	642,791

Interests retained in securitization—credit-sensitive:
Prime residual securities	12,531	11,321
Prime home equity retained interests	328,569	1,291,509
Prime home equity interest-only securities	—	22,467
Nonprime residuals and other related securities	263,278	388,963

Total interests retained in securitization—credit-sensitive	604,378	1,714,260

Servicing Hedge principal-only securities	908,358	—
Other	72,685	—

Total securities accounted for as trading	2,995,336	2,357,051

Hedging and mortgage pipeline derivatives:
Mortgage loans held for sale and pipeline related	439,995	78,066
Mortgage servicing related	3,239,076	837,908
Notes payable related	947,957	444,342

Total investments in other financial instruments	$28,173,281	$12,769,451

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Investments in other financial instruments by credit rating were as follows:

	December 31, 2007
		Credit Rating
	Total(1)	AAA	AA	A	<A	Not Rated(2)
	(in thousands)
Securities accounted for as available-for-sale:
Prime agency mortgage-backed securities	$2,944,210	$2,944,210	$—	$—	$—	$—
Prime non-agency mortgage-backed securities	16,328,280	16,152,666	98,968	42,113	34,533	—
Nonprime mortgage-backed securities	35	35	—	—	—	—
Municipal bonds	419,540	271,724	121,923	18,966	6,927	—
Obligations of U.S. Government-sponsored enterprises	255,205	255,205	—	—	—	—
U.S. Treasury securities	92,900	92,900	—	—	—	—
Other	74,643	74,593	—	50	—	—

Subtotal	20,114,813	19,791,333	220,891	61,129	41,460	—

Interests retained in securitization—non credit-sensitive:
Mortgage-backed pass-through securities	37,848	22,423	15,144	—	281	—
Prime interest-only and principal-only securities	256,832	224,799	—	—	—	32,033
Prepayment penalty bonds	9,516	719	—	—	—	8,797

Total interests retained in securitization—non credit-sensitive	304,196	247,941	15,144	—	281	40,830

Interests retained in securitization—credit-sensitive:
Prime residual securities	8,026	—	—	—	—	8,026
Prime home equity retained interests	84,969	—	—	—	—	84,969
Prime home equity interest-only securities	9,143	—	—	—	—	9,143
Nonprime interest-only securities	20,918	5,310	—	—	—	15,608
Nonprime residuals and other related securities	8,852	—	—	—	—	8,852

Total interests retained in securitization credit-sensitive	131,908	5,310	—	—	—	126,598

Total securities accounted for as available-for-sale	$20,550,917	$20,044,584	$236,035	$61,129	$41,741	$167,428

Securities accounted for as trading:
Interests retained in securitization—non credit-sensitive:
Mortgage-backed pass-through securities	$594,304	$338,985	$134,706	$54,472	$62,390	$3,751
Prime interest-only and principal-only securities	745,160	729,502	—	—	—	15,658
Prepayment penalty bonds	70,401	—	—	—	898	69,503
Interest rate swaps	50	—	—	—	—	50

Total interests retained in securitization—non credit-sensitive	1,409,915	1,068,487	134,706	54,472	63,288	88,962

Interests retained in securitization—credit-sensitive:
Prime residual securities	12,531	—	—	—	—	12,531
Prime home equity retained interests	328,569	—	—	—	—	328,569
Nonprime residuals and other related securities	263,278	—	—	—	—	263,278

Total interests retained in securitization credit-sensitive	604,378	—	—	—	—	604,378

Servicing Hedge principal-only securities	908,358	908,358	—	—	—	—
Other	72,685	4,023	15,331	38,611	14,720	—

Total securities accounted for as trading	$2,995,336	$1,980,868	$150,037	$93,083	$78,008	$693,340

(1)
Derivative financial instruments are not included in this table as derivatives are contracts between Countrywide and a counterparty. Countrywide manages its derivatives counterparty risk by entering into derivatives only with creditworthy counterparties and limiting its exposure to individual counterparties.

(2)
These securities are generally not rated due to their illiquidity and the absence of significant trading activity.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At December 31, 2007 and 2006, the Company had pledged $0.08 billion and $0.1 billion, respectively, of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge. At December 31, 2007 and 2006, the Company had also pledged $0.01 billion and $0.04 billion, respectively, of MBS to secure margin calls on derivative instruments and $1.6 billion and $0.1 billion, respectively, of MBS to secure a borrowing facility with the Federal Reserve Bank.

        At December 31, 2007 the Company had pledged $13.4 billion of MBS to enable future borrowings with the FHLB.

        The Company's insurance subsidiaries have deposited mortgage-backed securities with a fair value of $0.02 billion to meet state statutory deposit requirements, at both December 31, 2007 and 2006.

        Amortized cost and fair value of available-for-sale securities are as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Prime agency mortgage-backed securities	$2,942,460	$18,628	$(16,878)	$2,944,210
Prime non-agency mortgage-backed securities	16,734,057	10,147	(415,924)	16,328,280
Nonprime mortgage-backed securities	35	—	—	35
Municipal bonds	415,420	4,678	(558)	419,540
Obligations of U.S. Government-sponsored enterprises	249,826	5,379	—	255,205
U.S. Treasury securities	89,142	3,760	(2)	92,900
Interests retained in securitization	392,966	63,690	(20,552)	436,104
Other	72,519	2,127	(3)	74,643

	$20,896,425	$108,409	$(453,917)	$20,550,917

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Prime agency mortgage-backed securities	$2,167,593	$3,454	$(29,968)	$2,141,079
Prime non-agency mortgage-backed securities	4,942,594	635	(77,382)	4,865,847
Nonprime mortgage-backed securities	858	2	—	860
Municipal bonds	414,249	1,649	(3,012)	412,886
Obligations of U.S. Government-sponsored enterprises	781,329	1,280	(5,892)	776,717
U.S. Treasury securities	167,724	1,414	(825)	168,313
Interests retained in securitization	589,501	111,722	(17,699)	683,524
Other	2,860	—	(2)	2,858

	$9,066,708	$120,156	$(134,780)	$9,052,084

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company's available-for-sale securities in an unrealized loss position are as follows:

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Prime agency mortgage-backed securities	$196,561	$(842)	$833,354	$(16,036)	$1,029,915	$(16,878)
Prime non-agency mortgage-backed securities	10,000,860	(262,031)	3,210,776	(153,893)	13,211,636	(415,924)
Nonprime mortgage-backed securities	—	—	—	—	—	—
Municipal bonds	11,144	(63)	99,658	(495)	110,802	(558)
Obligations of U.S. Government-sponsored enterprises	—	—	—	—	—	—
U.S. Treasury securities	—	—	7,498	(2)	7,498	(2)
Interests retained in securitization	14,720	(887)	114,343	(19,665)	129,063	(20,552)
Other	305	(3)	50	—	355	(3)

Total impaired securities	$10,223,590	$(263,826)	$4,265,679	$(190,091)	$14,489,269	$(453,917)

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Prime agency mortgage-backed securities	$795,796	$(2,376)	$1,072,357	$(27,592)	$1,868,153	$(29,968)
Prime non-agency mortgage-backed securities	686,444	(2,204)	4,033,838	(75,178)	4,720,282	(77,382)
Nonprime mortgage-backed securities	—	—	—	—	—	—
Municipal bonds	58,106	(317)	212,973	(2,695)	271,079	(3,012)
Obligations of U.S. Government-sponsored enterprises	87,472	(163)	484,186	(5,729)	571,658	(5,892)
U.S. Treasury securities	6,477	(22)	103,018	(803)	109,495	(825)
Interests retained in securitization	42,854	(4,114)	84,978	(13,585)	127,832	(17,699)
Other	—	—	48	(2)	48	(2)

Total impaired securities	$1,677,149	$(9,196)	$5,991,398	$(125,584)	$7,668,547	$(134,780)

        Countrywide's Investment Management Committee ("IMC"), a subcommittee of its Asset/Liability Committee, assesses securities classified as available-for-sale for other-than-temporary impairment on a quarterly basis. This assessment evaluates whether the Company intends and is able to recover the amortized cost of the securities when taking into account the Company's present investment objectives and liquidity requirements and whether the creditworthiness of the issuer calls the realization of contractual cash flows into question.

        During 2007, the IMC determined that the Company no longer intends to hold certain obligations of U.S. Government-sponsored enterprises and mortgage-backed securities until the impairment can be recovered. Such securities had a carrying value of $696.3 million and unrealized losses recorded in accumulated other comprehensive income totaling $42.0 million, which was transferred to earnings during the year ended December 31, 2007. No other-than-temporary impairment was recorded during the year ended December 31, 2006.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Gross gains and losses realized on the sales of available-for-sale securities (excluding recognition of other than temporary impairment) are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Prime agency mortgage-backed securities:
Gross realized gains	$11	$—	$31
Gross realized losses	(463)	—	(116)

Net	(452)	—	(85)

Municipal bonds:
Gross realized gains	75	77	—
Gross realized losses	(968)	(208)	(106)

Net	(893)	(131)	(106)

Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	1,101	23	14
Gross realized losses	(15)	(51)	—

Net	1,086	(28)	14

U.S. Treasury securities:
Gross realized gains	1,153	—	—
Gross realized losses	(2)	—	—

Net	1,151	—	—

Interests retained in securitization:
Gross realized gains	1,615	6,956	16,124
Gross realized losses	(12)	(26)	(4,384)

Net	1,603	6,930	11,740

Other:
Gross realized gains	45	—	1,253
Gross realized losses	—	—	—

Net	45	—	1,253

Total gains and losses on available-for-sale securities:
Gross realized gains	4,000	7,056	17,422
Gross realized losses	(1,460)	(285)	(4,606)

Net	$2,540	$6,771	$12,816

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the remaining contractual maturities of debt securities accounted for as available-for-sale as of December 31, 2007:

	Within one year	After one year through five years	After five years through ten years	After ten years	Total
	(in thousands)
Prime agency mortgage-backed securities	$—	$1,377	$17,096	$2,925,737	$2,944,210
Prime non-agency mortgage-backed securities	—	8,087	30,237	16,289,956	16,328,280
Nonprime mortgage-backed securities	—	—	—	35	35
Municipal bonds	11,799	171,003	205,214	31,524	419,540
Obligations of U.S. Government-sponsored enterprises	152,538	102,667	—	—	255,205
U.S. Treasury securities	10,521	77,732	2,872	1,775	92,900
Other	—	73,959	684	—	74,643

Subtotal	174,858	434,825	256,103	19,249,027	20,114,813

Interests retained in securitization—non credit-sensitive:
Mortgage-backed pass-through securities	—	—	—	37,848	37,848
Prime interest-only and principal-only securities	—	—	—	256,832	256,832
Prepayment penalty bonds	8,585	931	—	—	9,516

Total interests retained in securitization—non credit- sensitive	8,585	931	—	294,680	304,196

Interests retained in securitization—credit-sensitive:
Prime residual securities	—	—	—	8,026	8,026
Prime home equity retained interests	—	—	—	84,969	84,969
Prime home equity interest-only securities	—	—	—	9,143	9,143
Nonprime interest-only securities	—	—	—	20,918	20,918
Nonprime residual and other related securities	—	—	—	8,852	8,852

Total interests retained in securitization—credit-sensitive	—	—	—	131,908	131,908

Total securities accounted for as available-for-sale	$183,443	$435,756	$256,103	$19,675,615	$20,550,917

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Mortgage Servicing Rights

        The activity in MSRs carried at fair value is as follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Balance at beginning of year	$16,172,064	$12,610,839
Remeasurement to fair value upon adoption of SFAS 156	—	109,916

Fair value at beginning of year	16,172,064	12,720,755
Additions:
Servicing resulting from transfers of financial assets	6,687,561	6,063,170
Purchases of servicing assets	196,310	149,638

Total additions	6,883,871	6,212,808
Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	(1,085,419)	171,242
Other changes in fair value(2)	(3,012,336)	(2,932,741)

Balance at end of year	$18,958,180	$16,172,064

(1)
Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)
Represents changes due to realization of expected cash flows.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The activity in MSRs carried at lower of cost or estimated fair value was as follows:

Year Ended December 31, 2005
(in thousands)
Mortgage Servicing Rights
Balance at beginning of year	$9,820,511
Additions:
Servicing resulting from transfers of financial assets	5,533,505
Purchases of servicing assets	302,441

Total additions	5,835,946
Securitization of MSRs	(54,533)
Amortization	(2,288,354)
Change in fair value attributable to hedged risk	(213,166)
Application of valuation allowance to write-down impaired MSRs	(69,045)

Balance before valuation allowance at end of period	13,031,359

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of year	(1,090,582)
Recoveries	601,017
Application of valuation allowance to write-down impaired MSRs	69,045

Balance at end of year	(420,520)

Mortgage Servicing Rights, net	$12,610,839

        The estimated fair value of MSRs was $12.7 billion as of December 31, 2005.

Note 11—Premises and Equipment, net

        Premises and equipment consisted of the following:

		December 31,
	Useful Lives (Years)
		2007	2006
		(in thousands)
Buildings	19-40	$865,695	$798,157
Equipment	3-10	1,245,179	1,333,838
Leasehold improvements	1-11	214,379	217,190

		2,325,253	2,349,185
Less: accumulated depreciation and amortization		(878,787)	(841,698)

		1,446,466	1,507,487
Land		117,972	117,969

		$1,564,438	$1,625,456

        Depreciation and amortization expense totaled $235.0 million, $206.5 million and $181.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Other Assets

        Other assets include the following:

	December 31,
	2007	2006
	(in thousands)
Reimbursable servicing advances, net	$3,981,703	$2,170,891
Investments in FRB and FHLB stock	2,172,987	1,433,070
Margin accounts	1,192,689	118,254
Interest receivable	932,477	997,854
Real estate acquired in settlement of loans	807,843	251,163
Pool mortgage insurance receivable	555,803	65,763
Receivables from custodial accounts	387,509	719,048
Capitalized software, net	385,276	367,055
Prepaid expenses	374,943	320,597
Cash surrender value of assets held in trust for deferred compensation plans	307,902	372,877
Cash surrender value of Company-owned life insurance	229,835	5,894
Securities broker-dealer receivables	203,206	1,605,502
Mortgage guaranty insurance tax and loss bonds	165,066	128,293
Receivables from sale of securities	98,021	284,177
Restricted cash	86,078	238,930
Other	1,192,735	828,185

	$13,074,073	$9,907,553

        The Company had pledged $0.01 billion and $1.2 billion of securities broker-dealer receivables to secure securities sold under agreements to repurchase at December 31, 2007 and 2006, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Deposit Liabilities

        Deposit liabilities include the following:

	December 31,
	2007		2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollar amounts in thousands)
Non-interest-bearing checking accounts	$457,487	—	$113,045	—
Retail savings and money market accounts	8,268,969	5.02%	5,943,927	5.05%
Commercial money market accounts	4,051,209	5.25%	3,583,763	5.53%
Time deposits:
Retail	25,119,310	5.25%	17,973,792	5.01%
Brokered	8,947,958	5.10%	11,612,674	5.04%
Commercial
Premier business banking	545,118	5.17%	635,927	5.10%
Other	202,711	5.45%	—	—

	747,829	5.25%	635,927	5.10%

	34,815,097	5.21%	30,222,393	5.02%
Company-controlled custodial deposit accounts(1)	12,591,401	—	15,737,632	—

	60,184,163	4.07%	55,600,760	3.62%
Basis adjustment through application of hedge accounting	16,436		(22,078)

	$60,200,599		$55,578,682

(1)
These accounts represent the portion of the investor custodial accounts controlled by Countrywide that have been placed on deposit with Countrywide Bank, FSB ("Countrywide Bank" or the "Bank").

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Substantially all of the time deposits outstanding were interest-bearing. The contractual maturities of those deposits as of December 31, 2007, are shown in the following table:

	Time Deposit Maturities	Weighted Average Rate
	(dollar amounts in thousands)
Quarter Ending:
March 31, 2008	$7,237,951	5.20%
June 30, 2008	9,756,230	5.24%
September 30, 2008	6,645,517	5.33%
December 31, 2008	6,624,879	5.21%

Total year ending December 31, 2008	30,264,577	5.24%
Year ending December 31,
2009	1,738,012	4.51%
2010	613,411	4.78%
2011	325,313	4.88%
2012	347,429	5.09%
Thereafter	1,526,355	5.67%

	34,815,097	5.21%
Basis adjustment through application of hedge accounting	16,436

	$34,831,533

        The total amount of time deposits with a denomination of $100,000 or more was approximately $20.8 billion and $20.9 billion at December 31, 2007 and 2006, respectively. The contractual maturities of time deposits with denominations of $100,000 or more are shown in the following table:

	December 31, 2007
	Amount	Weighted Average Rate
	(dollar amounts in thousands)
Quarter Ending:
March 31, 2008	$4,184,816	5.20%
June 30, 2008	5,431,525	5.22%
September 30, 2008	3,763,798	5.29%
December 31, 2008	3,789,929	5.15%
Thereafter	3,609,879	5.11%

Total	$20,779,947	5.20%

        The amount of demand deposits with overdrafts at December 31, 2007 and 2006 were $0.2 million and $2.1 million, respectively.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Scheduled maturities of securities sold under agreements to repurchase were as follows:

	December 31,
	2007		2006
	Amount	Range of Interest Rates	Amount	Range of Interest Rates
	(dollar amounts in thousands)
Due within 30 days	$17,098,727	0.10% to 6.05%	$41,008,406	0.40% to 5.65%
After 30 days but within 90 days	502,467	3.20% to 3.40%	1,105,095	4.50% to 5.20%
After 90 days but within 180 days	11,542	3.00% to 3.90%	—	—
After 180 days but within one year	605,426	3.10% to 5.00%	—	—

Total securities sold under agreements to repurchase	$18,218,162	0.10% to 6.05%	$42,113,501	0.40% to 5.65%

        Financial data pertaining to securities sold under agreements to repurchase were as follows:

	Years Ended December 31,
	2007	2006	2005
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	4.71%	5.00%	4.04%
Weighted-average interest rate during the year	4.86%	4.91%	3.11%
Average balance of securities sold under agreements to repurchase(1)	$56,626,308	$53,024,833	$42,186,332
Maximum amount outstanding at any month end	$81,583,495	$71,960,135	$48,386,546
Total interest expense	$2,755,122	$2,711,402	$1,476,069

(1)
Averages represent daily balance sheet amounts which do not reflect netting of securities under master netting agreements.

        At December 31, 2007, repurchase agreements were secured by $0.01 billion of mortgage loans held for sale, $15.4 billion of trading securities, $14.3 billion of securities purchased under agreements to resell and securities borrowed, $1.3 billion in loans held for investment, $0.1 billion in investments in other financial instruments and $0.01 billion of other assets. At December 31, 2007, $9.0 billion of the pledged securities purchased under agreements to resell and securities borrowed related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Notes Payable

        The following table summarizes notes payable:

	December 31,
	2007	2006
	(in thousands)
Asset-backed commercial paper	$—	$7,721,278
Unsecured commercial paper	—	6,717,794
Secured revolving lines of credit	1,547,648	2,174,171
Unsecured revolving lines of credit	11,480,000	—
Borrowings from the Federal Reserve Bank	750,000	—
Secured overnight bank loans	—	105,049
Unsecured bank loans	—	130,000
Federal Home Loan Bank advances	47,675,000	28,150,000
Medium-term notes:
Floating-rate	10,779,722	13,155,231
Fixed-rate	8,221,445	9,783,881

	19,001,167	22,939,112
Asset-backed secured financings	9,453,478	241,211
Convertible debentures	4,000,000	—
Junior subordinated debentures	2,219,511	2,232,334
Subordinated debt	1,067,010	1,027,797
Other	33,599	48,838

	$97,227,413	$71,487,584

  Asset-Backed Commercial Paper

        The Company formed two special-purpose entities (Park Granada and Park Sienna) to finance certain of its mortgage loans held for sale by issuing commercial paper. These entities issued commercial paper in the form of extendible short-term secured liquidity notes ("SLNs"). SLNs were issued with initial maturities of up to 180 days; under certain conditions, the issuer could extend the maturity dates of the SLNs for an additional period of up to 180 days. The SLNs bore interest at prevailing money market rates approximating LIBOR. Management terminated these facilities effective December 20, 2007, primarily due to lack of liquidity in the asset-backed commercial paper market.

        Financial data pertaining to SLNs were as follows:

	Years Ended December 31,
	2007	2006	2005
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	—	5.41%	4.35%
Weighted-average interest rate during the year	5.36%	5.12%	3.44%
Average balance of asset-backed commercial paper	$10,085,800	$18,770,520	$19,249,101
Maximum amount outstanding at any month end	$18,671,267	$20,237,716	$25,037,769
Total interest expense	$543,581	$968,015	$664,781

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At December 31, 2006, the Company had pledged $7.9 billion in mortgage loans held for sale to secure the SLNs.

  Unsecured Commercial Paper

        Financial data pertaining to unsecured commercial paper were as follows:

	Years Ended December 31,
	2007	2006	2005
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	—	5.41%	4.37%
Weighted-average interest rate during the year	5.36%	5.12%	3.43%
Average balance of unsecured commercial paper	$4,844,643	$6,798,481	$6,353,327
Maximum amount outstanding at any month end	$11,227,219	$9,157,471	$9,167,673
Total interest expense	$261,877	$347,955	$221,162

        Due to market conditions and Countrywide's short-term credit ratings, the Company is not currently accessing the unsecured commercial paper market.

  Secured Revolving Lines of Credit

        The Company has formed a special purpose entity (Park Monaco) to finance inventory with funding provided by a group of bank-sponsored conduits that are financed through the issuance of asset-backed commercial paper. The entity incurs interest based on prevailing money market rates approximating the cost of asset-backed commercial paper. At December 31, 2007, the entity had aggregate commitments from the banks that sponsor the conduits totaling $10.4 billion and had $1.5 billion of outstanding borrowings, secured by $0.3 billion of mortgage loans held for sale and $1.9 billion of loans held for investment.

        Financial data pertaining to the secured revolving lines of credit were as follows:

	Years Ended December 31,
	2007	2006	2005
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	5.47%	5.35%	4.28%
Weighted-average interest rate during the year	5.60%	4.81%	3.86%
Average balance of secured revolving line of credit	$1,521,186	$998,190	$2,399,281
Maximum amount outstanding at any month end	$3,996,232	$1,690,168	$8,419,168
Total interest expense	$86,444	$48,683	$93,849

        The Company entered into a $4.0 billion master trust facility on June 2, 2006, to finance Countrywide Warehouse Lending ("CWL") receivables backed by mortgage loans through the sale of such receivables to a multi-asset conduit finance company financed by issuing extendable maturity asset-backed commercial paper. At December 31, 2006, the Company had pledged $1.6 billion in loans held for investment to secure this facility. On October 10, 2007, the Company elected to terminate this facility.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Financial data pertaining to the master trust facility secured revolving line of credit were as follows:

	Years Ended December 31,
	2007	2006	2005
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	—	5.40%	—
Weighted-average interest rate during the year	5.40%	5.39%	—
Average balance of secured revolving line of credit	$657,438	$664,384	—
Maximum amount outstanding at any month end	$1,300,000	$1,500,000	—
Total interest expense	$35,963	$36,310	—

        In April 2007, the Company entered into a secured master note purchase agreement to finance commercial real estate mortgage loan inventory. This facility was terminated in August 2007 and there were no borrowings under this facility at December 31, 2007.

  Unsecured Revolving Lines of Credit

        As of December 31, 2007, the Company had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting the Company to borrow an aggregate maximum total amount of $11.5 billion. In August 2007, the Company borrowed $11.5 billion from these revolving credit facilities. No amount was outstanding under this facility at December 31, 2006 or 2005. The composition of the facilities was as follows:

	December 31, 2007
Number of Bank Participants
	Amount	Expiration Date
	(in billions)
33	$6.44	May 2011
30	2.64	May 2008
15	1.54	November 2011
15	0.66	November 2008
1	0.14	May 2011
1	0.06	May 2008

	$11.48

        As consideration for these facilities, the Company pays annual commitment fees of $1.4 million. The primary purpose of these credit facilities is to provide liquidity support for the Company's unsecured commercial paper programs. All of the facilities contain various financial covenants and restrictions, certain of which require the Company to maintain specified net worth amounts. Management believes the Company was in compliance with those covenants and restrictions at December 31, 2007.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Financial data pertaining to this line of credit were as follows:

Year Ended December 31, 2007
Weighted-average interest rate at end of year	3.89%
Weighted-average interest rate during the year	5.12%
Average balance of credit facility	$4,355,096
Maximum amount outstanding at any month end	$11,480,000
Total interest expense	$226,280

  Backup Credit Facilities

        As of December 31, 2007 and 2006, the Company had $3.8 billion and $2.5 billion, respectively, of unused borrowing facility with the FRB. The Company had placed collateral with the FRB totaling $6.8 billion and $3.0 billion, respectively to secure the availability of this facility.

  Borrowings from the Federal Reserve Bank

        As of December 31, 2007, the Company had $0.75 billion outstanding borrowings with the Federal Reserve Bank at a fixed rate of 4.67% maturing on January 31, 2008. The loan is securitized by $0.8 billion of mortgage-backed securities.

  Federal Home Loan Bank Advances

        Scheduled maturities of FHLB advances were as follows:

	December 31, 2007
	Amount	Range of Interest Rates
	(dollar amounts in thousands)
Quarter ending:
March 31, 2008	$1,525,000	3.03% to 5.08%
June 30, 2008	2,475,000	3.27% to 5.28%
September 30, 2008	200,000	3.69% to 3.94%
December 31, 2008	775,000	3.52% to 4.85%

Total year ending December 31, 2008	4,975,000
Year ending December 31,
2009	5,350,000	3.36% to 5.35%
2010	14,675,000	2.91% to 5.51%
2011	12,100,000	4.76% to 5.45%
2012	5,375,000	4.17% to 5.52%
Thereafter	5,200,000	4.67% to 4.95%

Total	$47,675,000	2.91% to 5.52%

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Financial data pertaining to FHLB advances were as follows:

	Years Ended December 31,
	2007	2006	2005
	(dollar amounts in thousands)
Weighted-average interest rate at end of year	4.83%	4.68%	3.89%
Weighted-average interest rate during the year	4.85%	4.53%	3.50%
Average balance of FHLB advances	$36,277,192	$28,808,374	$22,368,536
Maximum amount outstanding at any month end	$51,050,000	$31,775,000	$26,900,000
Total interest expense	$1,758,544	$1,304,159	$781,970

        Of the total 2007 FHLB advances, $20.8 billion are adjustable-rate advances, with the remainder being fixed-rate advances. Of these adjustable-rate advances, $0.9 billion are initially fixed-rate and provide the FHLB the option to convert the advances to a floating rate no later than 2010. The remaining adjustable-rate advances have rates that will not exceed the initial rate, however, the rate may decrease if the 12-Month Treasury Average index rate increases above a specified level.

        At December 31, 2007, the Company had pledged $62.6 billion and $13.4 billion respectively, of mortgage loans and investments in other financial instruments to secure its outstanding FHLB advances and enable future advances.

        At December 31, 2006, the Company had pledged $57.5 billion of mortgage loans to secure its outstanding FHLB advances and enable future advances.

  Medium-Term Notes

        As of December 31, 2007, outstanding medium-term notes issued by Countrywide Financial Corporation ("CFC") and Countrywide Home Loans ("CHL") under various shelf registrations filed with the Securities and Exchange Commission or issued by CFC and CHL under its European and Australian medium-term note programs were as follows:

	Outstanding Balance			Interest Rate		Maturity Date
	Floating-Rate	Fixed-Rate	Total	From	To	From	To
	(dollar amounts in thousands)
Series A	$1,000,000	$742,957	$1,742,957	4.50%	6.03%	May 2008	February 2036
Series B	5,230,809	2,366,766	7,597,575	4.80%	6.30%	January 2008	April 2036
Series E	—	25,000	25,000	7.23%	7.23%	October 2008	October 2008
Series F	—	30,000	30,000	6.66%	6.73%	April 2010	April 2013
Series H	—	599,998	599,998	6.25%	6.25%	April 2009	April 2009
Series K	—	778,692	778,692	5.63%	6.00%	July 2009	January 2018
Series L	—	2,374,438	2,374,438	3.25%	6.00%	May 2008	May 2023
Series M	—	1,298,289	1,298,289	4.13%	6.20%	September 2009	July 2029
Euro Notes	3,062,860	—	3,062,860	5.28%	6.10%	August 2008	February 2011
Australian Notes	703,375	—	703,375	5.46%	5.58%	July 2008	December 2010

Sub-total	9,997,044	8,216,140	18,213,184
Basis adjustment through application of hedge accounting	782,678	5,305	787,983

Total	$10,779,722	$8,221,445	$19,001,167

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During the year ended December 31, 2007, the Company issued $1.7 billion and $2.2 billion of floating-rate and fixed-rate medium-term notes, respectively. The fixed-rate medium-term notes issued were effectively converted to floating-rate debt using interest rate swaps.

        During the year ended December 31, 2007, the Company redeemed $8.3 billion of maturing medium-term notes.

        As of December 31, 2007, $4.0 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Euros, Pounds Sterling, Australian Dollars, Canadian Dollars, and Swiss Francs. These notes have been effectively converted to U.S. dollar-denominated debt through currency swaps.

  Asset-Backed Secured Financings

        The Company recorded certain securitization transactions as secured borrowings because they did not meet the accounting criteria for sales treatment. The amounts accounted for as secured borrowings totaled $3.8 billion and $0.2 billion at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company had pledged unpaid principal balances of $4.4 billion and $0.2 billion, respectively of mortgage loans held for sale to secure these borrowings.

        During 2007, CSC reacquired securities with embedded derivatives in its market-making and trading activities. After reacquiring those securities, the market for non-agency mortgage-backed securities was disrupted. Management concluded that certain securities it owned on December 31, 2007 no longer would be held only temporarily. As a result, a liability of $5.6 billion and related Mortgage Loans Held in SPEs were included on the Company's balance sheet at December 31, 2007.

  Convertible Debentures

        As detailed in a Form 8-K filed with the Securities and Exchange Commission on May 29, 2007, in May 2007, the Company issued $4.0 billion series A and B floating rate convertible debentures. The debentures bear interest at rates indexed to LIBOR and are guaranteed by one of the Company's

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries, Countrywide Home Loans. The following table summarizes certain terms of the convertible debentures:

	Series A	Series B
Securities offered	$2.0 billion aggregate principal amount	$2.0 billion aggregate principal amount
Maturity date	April 15, 2037	May 15, 2037
Annual interest rate	3-month LIBOR, reset quarterly, minus 3.50%, payable quarterly. The interest rate at December 31, 2007 was 1.74%	3-month LIBOR, reset quarterly, minus 2.25%, payable quarterly. The interest rate at December 31, 2007 was 2.62%
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

  Junior Subordinated Debentures

        In December 2006, the Company redeemed at par plus accrued interest, the 8% Capital Securities of Countrywide Capital I (the "Subsidiary Trust I").

        Countrywide Capital III (the "Subsidiary Trust III"), a subsidiary trust of the Company, has $200 million outstanding of 8.05% Subordinated Capital Income Securities, Series A (the "8.05% Capital Securities"). In connection with the Subsidiary Trust III issuance of 8.05% Capital Securities, CHL issued to the Subsidiary Trust III $206 million of its 8.05% Junior Subordinated Deferrable

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Debentures (the "Subordinated Debt Securities III"). The Subordinated Debt Securities III are due on June 15, 2027 with interest payable semi-annually on June 15 and December 15 of each year. The sole assets of the Subsidiary Trust III are, the Subordinated Debt Securities III.

        Countrywide Capital IV (the "Subsidiary Trust IV"), a subsidiary trust of the Company, has $500 million outstanding of 6.75% preferred securities, which are fully and unconditionally guaranteed by the Company and CHL (the "6.75% Securities"). In connection with the issuance by Countrywide Capital IV of the 6.75% Securities, the Company issued to Countrywide Capital IV $500 million of its 6.75% Junior Subordinated Debentures, which are fully and unconditionally guaranteed by CHL (the "Subordinated Debentures"). The sole assets of the Subsidiary Trust IV are its Subordinated Debentures. The Subordinated Debentures are due on April 1, 2033, with interest payable quarterly on January 1, April 1, July 1 and October 1 of each year. The Company has the right to redeem, at 100% of their principal amount plus accrued and unpaid interest to the date of redemption, the 6.75% Securities at any time on or after April 11, 2008.

        Countrywide Capital V (the "Subsidiary Trust V"), a subsidiary trust of the Company, issued $1.5 billion of 7.00% Capital and Common Securities (the "7.00% Capital and Common Securities"). In connection with the Subsidiary Trust V issuance of 7.00% Capital and Common Securities, the Company issued to the Subsidiary Trust V $1.5 billion of its 7.00% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debt Securities V"). The Subordinated Debt Securities V are due on November 1, 2036 only to the extent that the Company has raised sufficient net proceeds from the issuance of securities that qualify as capital securities under the agreement, during the 180-day period ending on a notice date not more than 15 or less than 10 business days prior to the scheduled maturity date, with a final maturity of November 1, 2066. Interest is payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning February 1, 2007, in arrears, until November 1, 2036 and, thereafter, on the first day of each month, in arrears, beginning December 1, 2036. The sole assets of the Subsidiary Trust V are the Subordinated Debt Securities V. The Company has the right to redeem the securities in whole or in part at a redemption price equal to 100% of their principal amount plus accrued and unpaid interest beginning on November 1, 2011, and prior to November 1, 2011, in whole, if certain changes occur relating to the capital or tax treatment of the capital securities or certain changes of law occur with respect to the Investment Company Act of 1940, as amended.

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

        In relation to Subsidiary Trust V, the Company may defer interest payments for one or more consecutive payment periods not to exceed ten years. In the event the Company elects to defer interest, the Company will be obligated to sell qualifying warrants and/or noncumulative perpetual preferred stock and apply the net proceeds of the issuance to the repayment of unpaid and deferred interest, including compound interest, upon the earlier of (i) the Company's resumption of current interest

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments or (ii) five years from the commencement of the deferral period. The Company will be excused from its obligation to sell qualifying warrants and/or noncumulative perpetual preferred stock in respect of any interest payment date in the event and to the extent of a market disruption event. If payments on the debentures are deferred, the Company may not declare or pay dividends on, or make a distribution with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to any of its capital stock.

        The Company guarantees the indebtedness of CHL to one of its subsidiary trusts, Countrywide Capital III, which is excluded from the Company's consolidated financial statements. Following is summarized information for that trust:

	December 31,
	2007	2006
	(in thousands)
Balance Sheet:
Junior subordinated debentures receivable	$205,356	$205,312
Other assets	692	1,191

Total assets	$206,048	$206,503

Notes payable	$6,175	$6,173
Other liabilities	692	1,191
Company-obligated guaranteed redeemable capital trust pass-through securities	199,181	199,139
Shareholder's equity	—	—

Total liabilities and shareholder's equity	$206,048	$206,503

	Year Ended December 31,
	2007	2006
	(in thousands)
Statements of Operations:
Revenues	$16,642	$16,642
Expenses	(16,642)	(16,642)
Provision for income taxes	—	—

Net earnings	$—	$—

  Subordinated Debt

        The Company has outstanding $1.0 billion of 6.25% fixed rate unsecured subordinated notes maturing in May 2016. The notes rank subordinate and junior to all of the Company's senior indebtedness, and rank senior to the Company's junior subordinated debentures underlying the Company's trust preferred securities.

  Convertible Securities and Liquid Yield Option Notes Convertible Debentures

        During the year ended December 31, 2006, the Company converted its remaining convertible securities and Liquid Yield Option Notes outstanding through the payment of cash and issuance of common stock.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Maturities of Notes Payable

        Maturities of notes payable are as follows:

	Principal, Net of Premiums and Discounts	Hedge Basis Adjustment	Total
	(in thousands)
Quarter ending:
March 31, 2008	$3,988,889	$1,990	$3,990,879
June 30, 2008	9,108,449	277,396	9,385,845
September 30, 2008	1,200,598	32,350	1,232,948
December 31, 2008	3,631,095	54,641	3,685,736

Total year ending December 31, 2008	17,929,031	366,377	18,295,408
Year ending December 31,
2009	9,934,226	62,281	9,996,507
2010	16,229,499	204,392	16,433,891
2011	22,100,227	54,187	22,154,414
2012	7,875,325	102,088	7,977,413
Thereafter	22,300,289	69,491	22,369,780

Total	$96,368,597	$858,816	$97,227,413

Note 16—Committed Reusable Purchase Facilities

        As of December 31, 2007, the Company had in place a reusable $5.0 billion commitment from a group of multi-seller asset-backed commercial paper conduits to purchase conventional, conforming loans held for sale from the Company. These multi-seller commercial paper conduits were established and are owned by several major, third-party financial institutions. Using funds raised through the issuance of commercial paper, the conduits purchase residential mortgage loans from the Company, either directly or through a trust or other vehicle. The Company has no obligation to repurchase loans from these conduits other than for breach of representations and warranties made by the Company in connection with the sale of the loans. The Company has no direct or indirect financial ownership or other interest in these conduits. Accordingly, transfers of loans to this facility are accounted for as sales. As consideration for the facility, CHL pays an annual commitment fee. CHL's commitment fee expense relating to the facility totaled $3.3 million, $3.1 million and $4.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Income Taxes

        Components of the (benefit) provision for income taxes are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Current taxes:
Federal	$(587,458)	$699,211	$96,447
State	(4,923)	138,109	45,381
Foreign	317	4,668	8,755

	(592,064)	841,988	150,583

Deferred taxes:
Federal	184,083	713,178	1,269,187
State	(198,755)	104,123	199,906

	(14,672)	817,301	1,469,093

(Benefit) provision for income taxes	$(606,736)	$1,659,289	$1,619,676

        The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of operations:

	Years Ended December 31,
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income and franchise taxes, net of federal tax effect	10.1%	3.6%	3.8%
Other	1.2%	(0.3%)	0.2%

Effective income tax rate	46.3%	38.3%	39.0%

        The Company's state income and franchise tax rate, net of federal tax effect, reflects the apportioned statutory rates of the various states in which the Company does business and adjustments to current and deferred state tax payables resulting from tax planning, tax examinations and routine activities. In 2007, reductions to deferred income tax liabilities in connection with moving certain operations to other states resulted in an increase in the state income and franchise tax rate due to the Company's loss before income taxes for the year.

        The components of income taxes payable are as follows:

	December 31,
	2007	2006
	(in thousands)
Taxes currently (receivable) payable	$(824,302)	$1,600
Liabilities for unrecognized tax benefits	181,426	—
Deferred income taxes payable	4,826,419	4,934,163

	$4,183,543	$4,935,763

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2007	2006
	(in thousands)
Deferred income tax assets:
Allowance for loan losses	$772,192	$117,624
Net operating losses	532,197	86,021
Other retained interests	531,210	—
Employee benefits	400,306	291,230
Other reserves and accruals	259,834	45,195
Unearned insurance premiums	54,220	36,160
Mortgage loans held for sale	34,604	34,520
Deferred Servicing Hedge losses	—	188,709
Other	60,083	110,379

Gross deferred tax assets	2,644,646	909,838
Valuation allowance	(207,081)	(86,021)

	2,437,565	823,817

Deferred income tax liabilities:
Mortgage servicing rights	5,877,726	5,346,219
Other losses on loans held for investment	860,944	—
Mortgage guaranty insurance tax and loss bonds	222,372	170,359
Depreciation and amortization	186,007	179,548
Deferred Servicing Hedge gains	67,495	—
Other retained interests	—	2,625
Other	49,440	59,229

	7,263,984	5,757,980

Deferred income taxes payable	$4,826,419	$4,934,163

        At December 31, 2007, the Company had federal and state net operating loss carryforwards of $0.6 billion and $5.6 billion, respectively, which, if unused, will expire at varying dates through 2027.

        A valuation allowance has been established with respect to certain state net operating loss carryforwards where the Company has deemed it more likely than not that future taxable income in the relevant taxing jurisdictions will be insufficient to realize the related income tax benefits.

        Foreign pre-tax earnings approximated $24.3 million, $34.9 million and $43.6 million in 2007, 2006 and 2005, respectively.

        Earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company is required to provide U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent such earnings are indefinitely invested outside the U.S. At December 31, 2007, $103.5 million of accumulated undistributed earnings on non-U.S. subsidiaries was indefinitely invested outside the U.S. It is not practicable at this time to determine the income tax liability that would result upon repatriation of these earnings. No income tax is provided against other comprehensive income for the translation adjustments for such unremitted earnings of a subsidiary that are indefinitely invested outside of the U.S.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The gross amount of unrecognized tax benefits on uncertain tax positions as of December 31, 2007 totaled $166.1 million, which includes $114.6 million of net unrecognized tax benefits that, if recognized, would impact the Company's effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$180,639
Additions based on tax positions related to the current year	15,400
Reductions for tax positions of prior years	(15,339)
Payments and settlements	(14,641)

Balance at December 31, 2007	$166,059

        As of December 31, 2007, the Company is not aware of any tax positions for which it was reasonably possible that a change in the amount of unrecognized tax benefits during the next twelve months would significantly impact the Company's effective income tax rate.

        The Company recognizes interest and penalties related to income tax uncertainties in its provision for income taxes and income taxes payable. The Company had the after-tax equivalent of approximately $27.0 million accrued for interest and penalties on uncertain tax positions at December 31, 2007.

        The tax years that remain subject to examination are 2005 and forward by the Internal Revenue Service, and 2002 and forward by the California Franchise Tax Board.

Note 18—Shareholders' Equity

  Series B Convertible Preferred Stock

        The Company issued 20,000 shares of Series B non-voting convertible preferred stock, par value $0.05 per share, for an aggregate price of $2.0 billion. Each preferred share is entitled to receive cash dividends, payable quarterly if declared, at the annual rate of 7.25% of the liquidation preference, which initially is equal to $100,000 per share ("liquidation preference"), or $1,812.50 per share per quarter. Dividends are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. If the dividends are not paid for six quarters, holders of the preferred stock are entitled to designate two directors to the Company's Board of Directors until dividends have been paid for two consecutive quarters.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trading days on or after August 22, 2017, by paying the liquidation preference in cash and any accumulated and unpaid dividends on the preferred stock.

  Share Repurchase Program

        In November 2006, the Company's Board of Directors authorized a share repurchase program of up to $2.5 billion. In connection with this program, the Company repurchased 60,143,388 shares of its common stock for $2.4 billion.

  Shareholders' Rights

        In February 1988, the Company's Board of Directors declared a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock. As a result of stock splits and stock dividends, 0.25 of a Right is presently associated with each outstanding share of the Company's common stock issued before the Distribution Date (as defined below). Each Right, when exercisable, entitles the holder to purchase from the Company one two-thousandth of a share of Series A Participating Preferred Stock, par value $0.05 per share, of the Company (the "Series A Preferred Stock"). In June 2006, the purchase price was adjusted to $624, subject to adjustments in certain cases to prevent dilution.

        The Rights are evidenced by the common stock certificates and are not exercisable or transferable, apart from the common stock, until the date (the "Distribution Date") of the earlier of a public announcement that a person or group, without prior consent of the Company, has acquired 15% or more of the common stock ("Acquiring Person"), or 10 days (subject to extension by the Board of Directors) after the commencement of a tender offer made without the prior consent of the Company.

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

        As more fully detailed in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, the Company amended its rights agreement to provide that the issuance or rights under the rights agreement will not be triggered as a result of the transaction contemplated by the Merger Agreement.

Note 19—Fair Value of Financial Instruments

  Fair Value of Financial Instruments

        The following disclosure of the estimated fair value of financial instruments as of December 31, 2007 and 2006, is made by the Company using available market information and valuation methods

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which management believes are appropriate for each instrument. In some cases considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Mortgage loans held for sale	$11,681,274	$11,681,274	$31,272,630	$31,919,756
Trading securities, excluding derivatives	21,043,807	21,043,807	21,341,783	21,341,783
Securities purchased under agreements to resell, securities borrowed and federal funds sold	9,640,879	9,626,088	27,269,897	27,274,159
Loans held for investment	98,000,713	92,699,625	78,019,994	78,426,911
Investments in other financial instruments	23,546,253	23,546,253	11,409,135	11,409,135
Liabilities:
Deposit liabilities	60,200,599	60,452,898	55,578,682	55,614,200
Securities sold under agreements to repurchase	18,218,162	18,193,563	42,113,501	42,108,440
Trading securities sold, not yet purchased	4,092,374	4,092,374	3,325,249	3,325,249
Notes payable	97,227,413	85,931,899	71,487,584	70,576,548
Corporate guarantees	46,202	46,202	45,425	45,425
Derivatives:
Interest rate lock commitments	122,939	122,939	(38,828)	(38,828)
Interest rate caps	638	638	6	6
Forward contracts on MBS	(24,186)	(24,186)	52,819	52,819
Options on interest rate futures	174,226	174,226	28,740	28,740
Swaptions	3,363,347	3,363,347	600,071	600,071
Total return swaps	(22,492)	(22,492)	(4,760)	(4,760)
Credit default swaps	249,018	249,018	10,911	10,911
Interest rate swaps	270,843	270,843	343,485	343,485
Forward rate agreements	50,361	50,361	94,880	94,880
Forward spot agreements	—	—	(776)	(776)
Off balance sheet instruments:
Commitments to extend credit	—	29,631	—	70,972

        The fair value estimates as of December 31, 2007 and 2006 were based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following describes the methods used by the Company in estimating fair values:

  Mortgage Loans Held for Sale

        The Company estimates the fair value of loans held for sale based on quoted market prices for securities backed by similar types of loans when quotes are available. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation models intended to approximate the amounts that would be received from a third party. We regularly compare the values developed from our valuation models to executed trades to assure that the valuations are reflective of actual sale prices. However, due to the illiquidity of the mortgage marketplace prevalent at December 31, 2007, which resulted in a lack of executed trades that could be used to assure that the valuations are reflective of fair value, it was necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and to apply more judgment to the valuations of non-conforming prime, home equity and nonprime loans, which represented approximately 44% of mortgage loans originated or purchased for resale excluding loans secured by commercial real estate at December 31, 2007.

  Trading Securities

        Fair value for U.S. Treasury and agency mortgage-backed securities is determined using quoted market prices. If quoted market prices are not available, which is generally the case for other types of securities held in the trading portfolio, fair value is determined based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the securities.

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

  Loans Held for Investment

        Fair value is estimated through the use of discounted cash flow valuation models. The key assumptions that are used in the valuation of loans held for investment include mortgage prepayment speeds, credit loss assumptions, the market participants' required return on equity, equity level and cost of funds. The Company has incorporated mortgage prepayment and credit loss assumptions, which include expectations of home price changes, in its valuation models that it believes other major market participants would consider in deriving the fair value of its loans held for investment. In order to reflect current uncertainties and illiquidity apparent in the secondary mortgage market, the required return on equity used in our valuation process at December 31, 2007 were higher than the returns demanded by market participants in the past. In order to reflect the significant disruption in mortgage financing markets, the Company used higher cost of funds assumptions than have been experienced in the past. Estimation of fair value of loans held for investment is inherently judgmental because there is limited trading of seasoned loan portfolios.

        Warehouse lending advances and re-warehoused FHA-insured and VA-guaranteed loans are recorded at realizable value, which approximates fair value.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Investments in Other Financial Instruments:

  Principal-Only Securities

        Fair value is estimated through the use of a proprietary, "static" (single rate path) discounted cash flow model. The Company has incorporated mortgage prepayment assumptions in its valuation that it believes other major market participants would consider in deriving the fair value of principal-only securities.

  Interest-Only Securities

        Fair value is estimated through the use of a proprietary, multiple rate path discounted cash flow model. The Company has incorporated mortgage prepayment assumptions in its valuation model that it believes other major market participants would consider in deriving the fair value of interest-only securities.

  Interests Retained in Securitization

        Fair value of retained interests, with the exception of interest-only securities and mortgage-backed securities, is estimated through the use of proprietary, "static" (single rate path) discounted cash flow models. The Company has incorporated mortgage prepayment and credit loss assumptions in its valuation models that it believes other major market participants would consider in deriving the fair value of its retained interests.

  Mortgage-Backed Securities

        Fair value for agency mortgage-backed securities is estimated using observable market prices. If observable market prices are not available, which is generally the case for non-agency mortgage-backed securities, fair value is determined based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the securities.

  Collateralized Mortgage Obligations

        Fair value is estimated using valuation pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts.

  U.S. Treasury Securities and Obligations of U.S. Government-Sponsored Enterprises

        Fair value is estimated using quoted market prices.

  Other Financial Instruments

        Other financial instruments are primarily composed of tax-exempt municipal bonds, asset-backed securities and foreign government bonds. Fair value is estimated using quoted market prices.

  Notes Payable

        Fair value is estimated by discounting remaining payments using applicable current market rates which take into account changes in the Company's marketplace credit ratings.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

  Derivatives

        Fair value is defined as the amount that the Company would receive or pay to terminate the contracts at the reporting date. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied using current market information to estimate fair value. The Company estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is measured from the date the IRLC is issued. At the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative depending on the change in value of the underlying mortgage loan. The Company generally estimates the fair value of the underlying loan based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation models intended to approximate the amounts that would be received from a third party. We regularly compare the values developed from our valuation models to executed trades to assure that the valuations are reflective of actual sale prices. However, due to the illiquidity of the mortgage marketplace prevalent at December 31, 2007, which resulted in a lack of executed trades that could be used to assure that the valuations are reflective of fair value, it was necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and to apply more judgment to the valuations of non-conforming prime, home equity and nonprime loans.

  Commitments to Extend Credit

        The fair value of commitments to extend credit represents the fair value of loan commitments related to loans that will be originated for investment. The fair value is based on observed market

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prices for loans of a similar type, coupon and maturity and the probability that the mortgage loan will fund within the terms of the loan commitment.

Note 20—Employee Benefits

  Stock Compensation Plans

        The Company has stock compensation plans (the "Plans") that provide for the granting of both qualified and non-qualified stock options, stock appreciation rights and shares of restricted stock to employees and directors. Stock options and stock appreciation rights are granted at the average market price of the Company's common stock on the date of grant and are generally exercisable beginning one year from the date of grant and expire up to 10 years from the date of grant. Stock options and stock appreciation rights generally vest over a period of three to four years. In 2007, the Company extended the life of 9.7 million stock options. Upon extension the Company recorded $7.0 million in compensation expense relating to these awards for the year ended December 31, 2007.

        Stock option and stock appreciation right transactions under the Plans are as follows:

	Years Ended December 31,
	2007	2006	2005
Number of Shares:
Outstanding at beginning of year	51,669,443	58,424,402	59,109,336
Granted	11,706,790	13,971,033	13,431,370
Exercised	(11,281,476)	(19,608,579)	(13,068,735)
Expired or canceled	(2,401,691)	(1,117,413)	(1,047,569)

Outstanding at end of year	49,693,066	51,669,443	58,424,402

Weighted-Average Exercise Price:
Outstanding at beginning of year	$25.19	$20.06	$15.35
Granted	32.74	36.45	32.64
Exercised	17.01	17.63	11.71
Expired or canceled	33.06	30.36	19.89
Outstanding at end of year	$28.45	$25.19	$20.06
Exercisable at end of year	31,773,247	33,071,185	40,902,898
Available for future grant	11,296,609	27,602,618	18,467,664
Weighted-Average Remaining Contractual Term: (in years)
Outstanding at end of year	4.01	4.35	5.23
Exercisable at end of year	3.96	4.22	5.04
Aggregate Intrinsic Value: (in thousands)
Outstanding at end of year	$—	$902,964	$818,589
Exercisable at end of year	$—	$708,702	$612,150

        Stock option and stock appreciation rights exercise activity for years ended December 31, 2007, 2006 and 2005 is summarized below:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash Proceeds	$191,898	$345,699	$153,035
Intrinsic Value	$232,343	$382,086	$314,505

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Outstanding stock options and stock appreciation rights under the Plans as of December 31, 2007, are summarized below:

	Outstanding
	Weighted Average Remaining Contractual Life (Years)			Exercisable
Exercise Price Range		Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$9.60-$12.88	3.7	5,751,084	$10.48	5,751,084	$10.48
$12.89-$16.17	5.2	4,819,772	14.64	4,819,772	14.64
$16.18-$19.46	5.4	2,342,460	18.97	2,342,460	18.97
$19.47-$22.75	4.7	12,500	19.93	—	—
$22.76-$26.04	5.9	47,252	24.75	36,002	24.72
$26.05-$29.33	3.3	462	27.99	462	27.99
$29.34-$32.62	3.4	14,636,633	32.25	14,618,461	32.25
$32.63-$35.90	4.2	10,887,675	32.75	452,106	33.06
$35.91-$39.19	3.9	11,180,228	36.47	3,749,600	36.48
$39.20-$42.48	3.6	15,000	41.62	3,300	41.38

	4.0	49,693,066	$28.45	31,773,247	$25.16

        The Company recorded compensation expense relating to stock options and stock appreciation rights totaling $64.8 million ($41.8 million, net of tax, or $0.07 per diluted share) and $89.0 million ($60.8 million, net of tax, or $0.10 per diluted share) for the years ended December 31, 2007 and 2006, respectively. The remaining unrecognized compensation cost related to unvested awards as of December 31, 2007, was $100.0 million and the weighted average period of time over which this cost will be recognized is 1.4 years.

        The table below summarizes restricted stock activity:

	Years Ended December 31,
	2007	2006	2005
Number of Shares:
Outstanding at beginning of year	596,348	839,406	781,079
Granted	1,334,330	382,034	355,496
Vested	(335,625)	(569,051)	(286,305)
Canceled	(99,898)	(56,041)	(10,864)

Outstanding at end of year	1,495,155	596,348	839,406

Weighted-Average Grant Date Fair Value:
Outstanding at beginning of year	$32.74	$26.37	$20.99
Granted	34.58	35.86	33.87
Vested	30.90	25.52	21.46
Expired or canceled	34.54	31.95	18.20
Outstanding at end of year	$34.69	$32.74	$26.37
Available for future grant	8,077,613	4,319,906	4,645,461

        Restricted stock is awarded to employees and directors at no cost to them and generally vests over a one- or three-year period. Unvested restricted shares may not be sold by the grantee. However, share grantees are entitled to vote on shareholder proposals and receive dividends on their unvested shares.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded compensation expense relating to restricted stock totaling $17.1 million, $11.8 million and $5.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The balance of unamortized restricted stock awards was $25.4 million and $10.0 million at December 31, 2007 and 2006, respectively.

        In November 2007, the Company awarded 4.7 million cash settled restricted stock units which vest over a three-year period to employees at no cost to them. The Company recorded compensation expense relating to these awards totaling $4.6 million for the year ended December 31, 2007. The balance of the unamortized awards was $34.1 million at December 31, 2007.

  Pension Plan

        The Company provides retirement benefits to its employees using a variety of plans. For employees hired before January 1, 2006, the Company has a defined benefit pension plan (the "Pension Plan"). For employees hired after December 31, 2005 the Company may make supplemental contributions to employee 401(k) Plan accounts.

        The Company's policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Pension Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA. In the year ended December 31, 2007, the Company concluded that no contribution was necessary for the 2006 plan year to meet the minimum funding standards of ERISA. Accordingly, the Company did not make a contribution to the Pension Plan for the plan year 2006.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, ("SFAS 158"), an amendment of FASB Statement Nos. 87, 88, 106, and 132(R). SFAS 158 requires a liability (or an asset) to be recorded that reflects the underfunded (or overfunded) status of its postretirement benefit plans. SFAS 158 pertains to the Company's Pension Plan and other defined benefit plans. The portion of that liability (or asset) that has not been recognized in earnings is recorded in accumulated other comprehensive income (a component of equity), net of taxes. SFAS 158 also requires the measurement date for those obligations to coincide with an entity's fiscal year-end, which is the measurement date currently used by the Company. SFAS 158 is effective as of December 31, 2006. The following table illustrates the incremental effect of applying SFAS 158 on individual line items in the balance sheet for December 31, 2006:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(in thousands)
Accounts payable and accrued liabilities	$8,138,551	$49,054	$8,187,605
Income taxes payable	$4,955,090	$(19,327)	$4,935,763
Total liabilities	$185,598,657	$29,727	$185,628,384
Accumulated other comprehensive income (loss)	$12,171	$(29,727)	$(17,556)
Total stockholders' equity	$14,347,573	$(29,727)	$14,317,846

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table sets forth the Pension Plan's funded status and amounts recognized in the Company's financial statements:

	December 31,
	2007	2006
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$416,501	$373,350
Service cost	82,957	73,029
Interest cost	24,673	19,269
Actuarial (gain) or loss	(16,007)	(22,321)
Benefits paid	(1,816)	(1,542)
Change in discount rate	(27,826)	(25,284)

Benefit obligation at end of year	$478,482	$416,501

Change in plan assets
Fair value of plan assets at beginning of year	$314,512	$220,551
Actual return on plan assets	28,626	32,947
Employer contribution	—	62,556
Benefits paid	(1,816)	(1,542)

Fair value of plan assets at end of year	$341,322	$314,512

Funded status at end of year	$(137,160)	$(101,989)

Unfunded pension liability recorded in other comprehensive income:
Net (gain) loss	$(16,904)	$34,043
Prior service cost	2,663	3,011

Net amount recognized	$(14,241)	$37,054

        The accumulated benefit obligation for the Pension Plan was $348 million and $294 million at December 31, 2007 and 2006, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table sets forth the components of net periodic benefit cost:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Service cost	$82,957	$73,029	$61,731
Interest cost	24,673	19,269	15,795
Expected return on plan assets	(21,947)	(16,669)	(12,074)
Amortization of prior service cost	348	348	348
Recognized net actuarial loss	435	4,224	5,332

Net periodic benefit cost	86,466	80,201	$71,132

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	(50,512)	(63,884)
Amortization of prior service cost	(348)	(348)
Amortization of net (gain) or loss	(435)	(4,224)

Total recognized in other comprehensive income	(51,295)	(68,456)

Total recognized in net periodic benefit cost and other comprehensive income	$35,171	$11,745

        The estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year are as follows:

	December 31,
	2008	2007
	(in thousands)
Transition obligation (asset)	$—	$—
Prior service cost	$(348)	$(348)
Net (gain) loss	$—	$—

        The weighted-average assumptions used in calculating the benefit obligations were as follows:

	December 31,
	2007	2006
Discount rate	6.00%	5.75%
Rate of compensation increase	5.00%	5.00%

        In the year ended December 31, 2007, the Company changed certain of its actuarial assumptions. Specifically, the discount rate increased from 5.75% to 6.00% to reflect changes in the bond rate environment. The increase in discount rate resulted in a decrease of $19.0 million to the accumulated benefit obligation at December 31, 2007.

        The weighted-average assumptions used in calculating the net periodic benefit costs were as follows:

	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	5.00%	5.00%	5.00%

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Pension expense for the years ended December 31, 2007, 2006 and 2005, was $86.5 million, $80.2 million and $71.1 million, respectively. The Company makes contributions to the Pension Plan in amounts that are deductible in accordance with federal income tax regulations.

        The Company reviews historical rates of return for equity and fixed-income securities, as well as current economic conditions, to determine the expected long-term rate of return on Plan assets. The Pension Plan's total portfolio is currently estimated to return 7.0% over the long-term. The assumed rate of return is based on historical as well as forecasted returns for the asset categories into which the Pension Plan's assets will be invested, given the targeted asset allocation levels. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.

        The Company's Pension Plan weighted-average asset allocations by asset category are as follows:

		Plan Assets at December 31,
Asset Category	Target Allocation 2007
		2007	2006
Domestic equity securities	50%	50%	50%
Debt securities	25%	26%	24%
International equity securities	25%	24%	26%

Total	100%	100%	100%

        The Company's pension trust assets are invested with a long-term focus to achieve a return on investment that is based on levels of liquidity and investment risk that management believes are prudent and reasonable. The investment portfolio contains a diversified blend of equity and fixed-income investments. The equity investments are diversified across U.S. and non-U.S. equities. U.S. equity securities are diversified among growth strategies, as well as small and large capitalization strategies. Equity securities do not include any Company stock or debt securities. The portfolio's asset mix is reviewed regularly, and the portfolio is rebalanced based on existing market conditions. Investment risk is measured and monitored on a regular basis through quarterly portfolio reviews, annual liability measurements and periodic asset/liability analyses.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year Ending December 31,	Pension Benefits
(in thousands)
2008	$2,541
2009	3,578
2010	4,588
2011	5,837
2012	7,309
2013-2017	65,403

$89,256

  Defined Contribution Plan

        The Company has a defined contribution plan ("401(k) Plan") covering all eligible employees of the Company who are age 21 or older. Participants may contribute up to 40% of pre-tax annual compensation, as defined in the plan document, subject to certain regulatory restrictions. Participants

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may also contribute, at the discretion of the plan administrator, amounts representing distributions from other qualified defined benefit or contribution plans. The Company makes a discretionary matching contribution equal to 50% of the participant contributions up to a maximum contribution of 6% of the participants' compensation, as defined in the plan document. In the year ended December 31, 2005, the 401(k) Plan was amended to permit the Company to make an additional contribution to the accounts of employees hired after December 31, 2005. The 401(k) Plan is subject to the provisions of ERISA. The Company recorded $62.0 million, $43.6 million, and $37.2 million in expense for its contributions for the years ended December 31, 2007, 2006 and 2005, respectively.

  Other Employee Benefit Plans

        The Company has various non-qualified retirement and deferred compensation plans for directors and selected employees. The combined liability for these deferred compensation plans was $366.8 million and $367.0 million at December 31, 2007 and 2006, respectively.

        The Company also has a non-qualified defined benefit pension plan for selected executives along with a separate agreement that provides additional benefits to the Company's chief executive officer (collectively, the "SERP"). Effective January 1, 2006, the SERP is no longer available to new participants. The Company established a non-qualified defined contribution pension plan (the "CECP") effective January 1, 2006, as a supplemental retirement plan for executives. The actuarially calculated accumulated benefit obligation for the SERP was $51.4 million and $48.9 million at December 31, 2007 and 2006, respectively.

        The Company informally funds some of the Plans with trust-owned life insurance and mutual funds to assist the Company in meeting its obligations. The assets are held within rabbi trusts. The Company's obligations to pay these benefits, the assets held to settle the Company's obligations and the related earnings on the assets and plan expenses are included in the Company's financial statements. The cash surrender values of the trust-owned life insurance related to these plans are included in other assets and totaled $307.9 million and $319.9 million at December 31, 2007 and 2006, respectively. The related mutual funds totaled $17.6 million and $53.0 million at December 31, 2007 and 2006, respectively, and are included in other assets.

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

        Regulatory capital is assessed for adequacy by three measures: Tier 1 Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital. Tier 1 Capital includes common shareholders' equity; preferred stock and capital securities that meet certain guidelines detailed in the capital regulations, less goodwill; the portion of MSRs not includable in regulatory capital (MSRs includable in regulatory capital are limited to the lesser of the carrying value of MSRs, 100% of Tier 1 capital, or 90% of the fair value of

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the MSRs, net of associated deferred taxes) and other adjustments. Tier 1 Capital is measured with respect to average assets during the quarter. The Bank is required to have a Tier 1 Capital ratio of 4.0% to be considered adequately capitalized and 5.0% to be considered well capitalized.

        The Tier 1 Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The Bank is required to have a Tier 1 Risk-Based Capital ratio of 4.0% to be considered adequately capitalized and 6.0% to be considered well capitalized.

        Total Risk-Based Capital includes preferred stock and capital securities excluded from Tier 1 Capital, mandatory convertible debt, and subordinated debt that meets certain regulatory criteria. The Total Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The Bank is required to have a Total Risk-Based Capital ratio of 8.0% to be considered adequately capitalized and 10.0% to be considered well capitalized.

        The Bank is required by OTS regulations to maintain tangible capital of at least 1.5% of assets. However, the Bank is also required to maintain a tangible equity ratio of at least 2% to avoid being classified as "critically undercapitalized." Critically undercapitalized institutions are subject to the prompt corrective action provisions of the Financial Institution Reform Recovery and Enforcement Act of 1989. The Bank's tangible capital ratio was 8.0% and 7.6% at December 31, 2007 and 2006, respectively.

        The Bank is subject to federal and state laws limiting the payment of dividends. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. The OTS also generally prohibits the declaration of a dividend out of the capital and surplus of a bank. The amount of dividends that the Bank may distribute in a calendar year without OTS approval is limited to the sum of the Bank's net income for the calendar year-to-date plus the net income of the preceding two years, all reduced by the dividends declared in the period. The OTS has prescribed that the Company and its affiliates are not authorized to receive, and the Bank is not authorized to pay the Company or its affiliates, capital distributions without receipt of prior written OTS non-objection. For 2008 with non-objection from the OTS, the Bank can declare dividends totaling $2.0 billion plus its net profits for 2008, up to the date of dividend declaration. As of December 31, 2007, the Bank's retained earnings unavailable for dividends totaled $495.1 million.

        At December 31, 2007, the Bank's regulatory capital ratios and amounts and minimum required capital ratios to maintain a "well capitalized" status were as follows:

	December 31, 2007
	Minimum Required(1)	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Capital	5.0%	7.2%	$8,753,678
Risk-Based Capital:
Tier 1	6.0%	11.8%	$8,753,678
Total	10.0%	14.4%	$10,692,593

(1)
Minimum required to qualify as "well capitalized."

        Management intends to maintain capital at levels that are higher than those required to be considered "well capitalized."

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The Company and CHL are required to maintain specified levels of shareholders' equity to remain a seller/servicer in good standing by Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Department of Housing and Urban Development. Such equity requirements generally are tied to the size of CHL's servicing portfolio. At December 31, 2007, the Company and CHL's equity requirements for these agencies ranged up to $1.2 billion. The Company had agency capital of $13.5 billion and CHL had agency capital ranging from $2.9 billion to $3.6 billion at December 31, 2007.

        Countrywide Securities Corporation is subject to the Securities and Exchange Commission Uniform Net Capital Rule, which requires the maintenance of minimum net capital. Countrywide Securities Corporation has elected to use the alternative method, which, as defined in the rule, requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. Countrywide Securities Corporation's net capital was $1,022.9 million and $586.4 million and net capital in excess of the minimum required was $1,020.0 million and $554.0 million at December 31, 2007 and 2006, respectively. The Uniform Net Capital Rule prohibits CSC from withdrawing equity capital or making distributions to Countrywide Financial Corporation if the resulting net capital would be less than 5% of aggregate debits arising from customer-related receivables as computed in accordance with the rule.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22—Supplemental Cash Flow Information

        The following table presents supplemental cash flow information:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash used to pay interest	$10,231,725	$9,086,495	$5,385,295
Cash (refunded) used to pay income taxes	(21,898)	423,290	217,617
Non-cash investing activities:
Transfer of loans from mortgage loans held for sale at lower of cost or estimated fair value to loans held for investment	20,737,511	—	—
Transfer of loans held for investment to mortgage loans held for sale	—	672,809	—
Transfer of real estate acquired in settlement of loans from loans receivable to other assets	1,104,005	318,546	114,290
Servicing resulting from transfer of financial assets	6,687,561	6,063,170	5,478,972
Retention of other financial instruments classified as available-for-sale in securitization transactions	52,616	46,129	565,903
Unrealized loss on available-for-sale securities, foreign currency translation adjustments, cash flow hedges and change in unfunded liability relating to defined benefits plans, net of tax	(155,753)	(78,670)	(57,829)
Remeasurement of fair value of MSRs upon adoption of SFAS 156, net of tax	—	67,065	—
Remeasurement of income taxes payable upon adoption of FIN 48	(12,719)	—	—
Non-cash financing activities:
Increase (decrease) in Mortgage Loans Held in SPEs and asset-backed secured financings	5,627,583	—	(10,563,299)
Issuance of common stock for conversion of convertible debt	—	1,465	10,679
Tax effect of interest on conversion of convertible debt	—	—	5,532

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23—Other Comprehensive Income

        The components of other comprehensive income, net of related tax effects, were:

	Before Tax	Tax Effect	Net of Tax
	(in thousands)
2007
Available-for-sale securities:
Net unrealized losses arising during the year	$(2,023,781)	$797,798	$(1,225,983)
Reclassification of net losses included in net income	1,701,012	(670,559)	1,030,453

Net unrealized losses arising during the year, net of reclassification adjustment	(322,769)	127,239	(195,530)
Foreign currency translation adjustments	8,971	—	8,971
Change in unfunded liability relating to defined benefits plans	51,671	(20,865)	30,806

Other comprehensive loss	$(262,127)	$106,374	$(155,753)

2006
Available-for-sale securities:
Net unrealized gains arising during the year	$110,155	$(41,498)	$68,657
Reclassification of net gains included in net income	(202,040)	76,114	(125,926)

Net unrealized losses arising during the year, net of reclassification adjustment	(91,885)	34,616	(57,269)
Net unrealized losses from cash flow hedging instruments	(16,451)	6,465	(9,986)
Foreign currency translation adjustments	18,312	—	18,312

Other comprehensive loss	$(90,024)	$41,081	$(48,943)

2005
Available-for-sale securities:
Net unrealized gains arising during the year	$328,444	$(114,364)	$214,080
Reclassification of net gains included in net income	(358,937)	124,982	(233,955)

Net unrealized losses arising during the year, net of reclassification adjustment	(30,493)	10,618	(19,875)
Net unrealized losses from cash flow hedging instruments	(26,350)	10,270	(16,080)
Foreign currency translation adjustments	(21,874)	—	(21,874)

Other comprehensive loss	$(78,717)	$20,888	$(57,829)

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Accumulated other comprehensive income (loss) balances were:

	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) from Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Unfunded Defined Benefit Plans Liability	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2004	$60,689	$26,066	$32,188	$—	$118,943
Net change	(19,875)	(16,080)	(21,874)	—	(57,829)

Balance at December 31, 2005	40,814	9,986	10,314	—	61,114
Net change	(57,269)	(9,986)	18,312	—	(48,943)
Initial recognition of liability relating to defined benefits plans	—	—	—	(29,727)	(29,727)

Balance at December 31, 2006	(16,455)	—	28,626	(29,727)	(17,556)
Net change	(195,530)	—	8,971	—	(186,559)
Change in unfunded liability relating to defined benefits plans	—	—	—	30,806	30,806

Balance at December 31, 2007	$(211,985)	$—	$37,597	$1,079	$(173,309)

Note 24—(Loss) Earnings Per Share

        Basic (loss) earnings per share is determined using net (loss) earnings (adjusted for dividends declared on preferred stock) divided by the weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net earnings attributable to common shareholders by the weighted-average shares outstanding, assuming all dilutive potential common shares were issued. Due to the loss attributable to common shareholders for the year ended December 31, 2007, no potentially dilutive shares are included in loss per share calculation as including such shares in the calculation would be anti-dilutive.

        The Company has potentially dilutive shares in the form of employee stock-based compensation instruments (primarily stock options), convertible debentures and convertible preferred stock. As detailed in Note 15—Notes Payable—Convertible Debentures, in May 2007, the Company issued two series of convertible debentures totaling $4.0 billion. As detailed in Note 18—Shareholders' Equity—Series B Convertible Preferred Stock, the Company issued $2.0 billion of convertible preferred stock on August 22, 2007. During 2006 and 2005, the Company had outstanding zero-coupon convertible securities that under certain conditions were convertible into cash and the Company's common stock. The remaining convertible securities were converted through the payment of cash and issuance of common stock early in 2006.

        The terms of the preferred stock agreement allow the shares to be converted at any time at a conversion price of $18 per share, which was below the closing price of the Company's stock of $21.82 on August 22, 2007, the date of the preferred stock agreement. Because of the beneficial conversion price in relation to the stock price on August 22, 2007 along with the immediate convertibility of the shares of preferred stock, the loss attributable to common shareholders has been increased by the value of this beneficial conversion feature, which amounted to $424.4 million, for the year ended December 31, 2007. The effect of this beneficial conversion feature has been reflected in shareholders'

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity as a transfer from retained earnings to additional paid-in capital during the year ended December 31, 2007.

        The following table summarizes the basic and diluted (loss) earnings per share calculations for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Net (loss) earnings:
Net (loss) earnings	$(703,538)	$2,674,846	$2,528,090
Beneficial conversion feature of convertible preferred stock	(424,444)	—	—
Dividends on convertible preferred stock	(51,958)	—	—
Interest on convertible securities	—	14	274

Net (loss) earnings attributable to common shareholders	$(1,179,940)	$2,674,860	$2,528,364

Weighted-average shares outstanding:
Basic weighted-average number of common shares outstanding	581,025	605,143	590,982
Effect of dilutive securities:
Dilutive stock-based compensation instruments	—	17,101	23,206
Convertible securities	—	54	1,685

Diluted weighted-average number of common shares outstanding	581,025	622,298	615,873

Net (loss) earnings per common share:
Basic (loss) earnings per share	$(2.03)	$4.42	$4.28

Diluted (loss) earnings per share	$(2.03)	$4.30	$4.11

        During the years ended December 31, 2006 and 2005, stock appreciation rights and options to purchase 190,706 shares and 125,942 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 25—Net Interest Income

        The following table summarizes net interest income:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Interest income:
Loans	$8,456,438	$8,149,680	$5,559,462
Trading securities	1,231,877	867,990	670,061
Securities purchased under agreements to resell, securities borrowed and federal funds sold	1,952,532	2,184,096	1,085,661
Investments in other financial instruments	948,597	368,610	263,016
Other	572,421	485,667	391,845

Total interest income	13,161,865	12,056,043	7,970,045

Interest expense:
Deposit liabilities	2,134,394	1,599,214	676,150
Securities sold under agreements to repurchase and federal funds purchased	2,800,940	2,751,385	1,501,390
Trading securities sold, not yet purchased	224,496	220,223	202,473
Notes payable	4,675,921	4,170,405	2,852,163
Other	452,049	392,455	384,249

Total interest expense	10,287,800	9,133,682	5,616,425

Total net interest income	$2,874,065	$2,922,361	$2,353,620

Note 26—Restructuring Charges

        During the year ended December 31, 2007, the Company initiated a program to reduce costs and improve operating efficiencies in response to lower mortgage market origination volumes and other market conditions. As part of this plan, the Company expects to incur lease and other contract termination costs. Management recorded restructuring charges totaling $144.6 million and expects to incur an additional $15 million to $25 million in the first quarter of 2008. Specific actions taken in 2007 include reducing the workforce by approximately 11,000 and the closure of 259 branches. These reductions occurred in most geographic locations and levels of the organization. The restructuring charges were recorded in the Other segment.

        The following table summarizes the restructuring liability balance, recorded in accounts payable and accrued liabilities at December 31, 2007, and related activity during the year ended December 31, 2007:

				Utilized
	Balance December 31, 2006					Balance December 31, 2007
		Additions	Reversals	Cash	Non-Cash
	(in thousands)
Severance and benefits	$—	$32,513	$(3,057)	$(26,058)	$(439)	$2,959
Lease termination costs	—	76,250	—	(15,558)	(15,293)	45,399
Other costs	—	38,933	—	—	(38,933)	—

	$—	$147,696	$(3,057)	$(41,616)	$(54,665)	$48,358

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 27—Segments and Related Information

        The Company has five business segments: Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.

        The Mortgage Banking Segment is comprised of three sectors: Loan Production, Loan Servicing and Loan Closing Services.

        The Loan Production Sector originates prime and nonprime loans for sale or securitization through a variety of channels on a national scale. Historically, mortgage banking loan production has occurred in CHL. Over the past several years, we have been transitioning this production to our bank subsidiary, Countrywide Bank. As of December 31, 2007 over 90% of our monthly mortgage loan production occurred in Countrywide Bank. Effective January 1, 2008, our production channels have moved into the Bank, completing the migration of substantially all of our loan production activities from CHL to the Bank. The mortgage loan production, the related balance sheet and the income relating to the holding and sale of these loans is included in our Mortgage Banking Segment regardless of whether the activity occurred in CHL or Countrywide Bank. The Loan Production Sector is comprised of three lending channels:

  •
  Retail Channel sources mortgage loans primarily from consumers through the Company's retail branch network and call centers, as well as through real estate agents and homebuilders

  •
  Wholesale Lending Channel sources mortgage loans primarily from mortgage brokers

  •
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

        The Insurance Segment includes Balboa Insurance Group, a national provider of property, casualty, life, disability and credit insurance; Balboa Reinsurance Company, a primary mortgage reinsurance company; and Countrywide Insurance Services, a national insurance agency offering a specialized menu of insurance products directly to consumers.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Global Operations Segment includes Countrywide International Technology Holdings Limited, a licensor of loan origination processing, servicing and residential real estate value assessment technology; CFC India Private Limited, a provider of call center, data processing and information technology related services; and CFC International (Processing Services), Limited, located in Costa Rica, a provider of call center and data processing services.

        Segment selection was based upon internal organizational structures, and the process by which these operations are managed and evaluated, including how resources are allocated to the operations.

        Intersegment transactions are generally recorded on an arms-length basis. However, prior to October 2007, the fulfillment fees paid by Banking Operations to the Production Sector for origination costs incurred on mortgage loans funded by Banking Operations were generally determined on an incremental cost basis, which may be less than the fees that Banking Operations would pay to a third party.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Financial highlights by operating segments are as follows:

	Year Ended December 31, 2007
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$2,628,882	$(350,051)	$351,799	$2,630,630	$1,221,902	$437,119	$1,697,968	$33,134	$40,684	$6,061,437
Intersegment	131,746	938,923	(697)	1,069,972	(746,905)	11,178	(6,784)	87,113	(414,574)	—

Total Revenues	$2,760,628	$588,872	$351,102	$3,700,602	$474,997	$448,297	$1,691,184	$120,247	$(373,890)	$6,061,437

Pre-tax Loss	$(1,185,080)	$(441,133)	$109,130	$(1,517,083)	$(268,752)	$14,957	$600,542	$27,502	$(167,440)	$(1,310,274)

Total Assets at Period End	$27,332,729	$44,097,664	$372,058	$71,802,451	$114,347,816	$29,517,280	$3,829,228	$234,729	$(8,001,443)	$211,730,061

	Year Ended December 31, 2006
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$5,593,584	$788,929	$305,014	$6,687,527	$2,604,117	$722,716	$1,296,875	$49,398	$56,495	$11,417,128
Intersegment	55,194	757,868	—	813,062	(732,521)	270,437	(3,744)	44,188	(391,422)	—

Total Revenues	$5,648,778	$1,546,797	$305,014	$7,500,589	$1,871,596	$993,153	$1,293,131	$93,586	$(334,927)	$11,417,128

Pre-tax Earnings	$1,310,895	$660,021	$91,483	$2,062,399	$1,380,384	$553,500	$320,133	$28,642	$(10,923)	$4,334,135

Total Assets at Period End	$32,834,945	$26,510,303	$286,147	$59,631,395	$87,073,017	$55,157,810	$2,906,404	$222,411	$(5,044,807)	$199,946,230

	Year Ended December 31, 2005
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$5,173,579	$1,011,105	$277,646	$6,462,330	$1,796,039	$611,811	$1,061,050	$219,291	$(133,813)	$10,016,708
Intersegment	(34,185)	413,563	—	379,378	(335,173)	186,440	(1,509)	14,751	(243,887)	—

Total Revenues	$5,139,394	$1,424,668	$277,646	$6,841,708	$1,460,866	$798,251	$1,059,541	$234,042	$(377,700)	$10,016,708

Pre-tax Earnings	$1,659,457	$669,611	$105,457	$2,434,525	$1,074,480	$451,629	$183,716	$35,353	$(31,937)	$4,147,766

Total Assets at Period End	$30,997,919	$20,108,354	$77,671	$51,183,944	$76,919,702	$44,204,639	$2,417,692	$213,166	$146,227	$175,085,370

        Included in the columns above labeled "Other" are the holding company activities including restructuring charges of $144.6 million in 2007 and certain reclassifications to conform management reporting to the consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 28—Quarterly Financial Data (Unaudited)

        The following tables reflect summarized, unaudited data for each quarter in the years ended December 31, 2007 and 2006:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share data)
Year ended December 31, 2007:
Revenues	$2,405,776	$2,548,397	$(49,966)	$1,157,230
Expenses	1,704,981	1,883,699	1,917,736	1,865,295
Provision (benefit) for income taxes	266,814	179,630	(767,009)	(286,171)

Net earnings (loss)	$433,981	$485,068	$(1,200,693)	$(421,894)

Earnings (loss) per share(1):
Basic	$0.74	$0.83	$(2.85)	$(0.79)
Diluted	$0.72	$0.81	$(2.85)	$(0.79)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share data)
Year ended December 31, 2006:
Revenues	$2,835,948	$3,000,216	$2,822,495	$2,758,469
Expenses	1,716,585	1,806,193	1,786,283	1,773,932
Provision for income taxes	435,852	471,833	388,648	362,956

Net earnings	$683,511	$722,190	$647,564	$621,581

Earnings per share(1):
Basic	$1.14	$1.19	$1.06	$1.04
Diluted	$1.10	$1.15	$1.03	$1.01

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 29—Summarized Financial Information

        Summarized financial information for Countrywide Financial Corporation (parent only) and subsidiaries is as follows:

	December 31, 2007
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$67	$5,439,813	$6,208,511	$32,883	$11,681,274
Trading securities	—	233,046	21,783,776	(189,998)	21,826,824
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	1,250,000	12,126,762	(3,735,883)	9,640,879
Loans held for investment, net	582,760	18,362,522	79,071,775	(16,344)	98,000,713
Investments in other financial instruments, at fair value	549,221	5,305,593	22,318,467	—	28,173,281
Mortgage servicing rights, at fair value	—	18,573,055	385,125	—	18,958,180
Investments in subsidiaries	16,953,677	—	6,265	(16,959,942)	—
Other assets	27,019,705	22,979,656	14,550,890	(41,101,341)	23,448,910

Total assets	$45,105,430	$72,143,685	$156,451,571	$(61,970,625)	$211,730,061

Deposit liabilities	$—	$—	$61,184,312	$(983,713)	$60,200,599
Securities sold under agreements to repurchase	440,000	2,228,004	19,307,168	(3,757,010)	18,218,162
Notes payable	19,156,790	31,619,553	48,452,915	(2,001,845)	97,227,413
Other liabilities	10,852,769	34,717,254	14,128,006	(38,270,013)	21,428,016
Equity	14,655,871	3,578,874	13,379,170	(16,958,044)	14,655,871

Total liabilities and equity	$45,105,430	$72,143,685	$156,451,571	$(61,970,625)	$211,730,061

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2007
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Operations:
Revenues	$(17,991)	$4,884,930	$3,016,027	$(1,821,529)	$6,061,437
Expenses	10,327	5,200,042	4,007,838	(1,846,496)	7,371,711
(Benefit) provision for income taxes	(11,028)	(179,436)	(427,226)	10,954	(606,736)
Equity in net (loss) earnings of subsidiaries	(686,248)	—	—	686,248	—

Net loss	$(703,538)	$(135,676)	$(564,585)	$700,261	$(703,538)

	December 31, 2006
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$22,659,510	$8,610,993	$2,127	$31,272,630
Trading securities	—	287,206	21,381,541	(166,562)	21,502,185
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	—	27,738,192	(468,295)	27,269,897
Loans held for investment, net	—	4,563,919	73,468,999	(12,924)	78,019,994
Investments in other financial instruments, at fair value	191,138	1,725,235	10,853,078	—	12,769,451
Mortgage servicing rights, at fair value	—	16,151,435	20,629	—	16,172,064
Investments in subsidiaries	15,631,660	—	4,373	(15,636,033)	—
Other assets	29,405,609	15,322,522	13,490,392	(45,278,514)	12,940,009

Total assets	$45,228,407	$60,709,827	$155,568,197	$(61,560,201)	$199,946,230

Deposit liabilities	$—	$—	$55,987,128	$(408,446)	$55,578,682
Securities sold under agreements to repurchase	—	162,420	42,419,162	(468,081)	42,113,501
Notes payable	21,629,761	23,062,613	33,869,709	(7,074,499)	71,487,584
Other liabilities	9,280,800	33,307,493	11,819,403	(37,959,079)	16,448,617
Equity	14,317,846	4,177,301	11,472,795	(15,650,096)	14,317,846

Total liabilities and equity	$45,228,407	$60,709,827	$155,568,197	$(61,560,201)	$199,946,230

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Operations:
Revenues	$(57,446)	$6,397,239	$5,861,082	$(783,747)	$11,417,128
Expenses	11,636	5,175,142	2,680,896	(784,681)	7,082,993
(Benefit) provision for income taxes	(26,891)	471,918	1,214,024	238	1,659,289
Equity in net earnings of subsidiaries	2,717,037	—	—	(2,717,037)	—

Net earnings	$2,674,846	$750,179	$1,966,162	$(2,716,341)	$2,674,846

Note 30—Loan Servicing

        The following table sets forth certain information regarding the Company's servicing portfolio of single-family mortgage loans, including loans held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated:

	Years Ended December 31,
	2007	2006
	(in millions)
Beginning owned servicing portfolio	$1,280,119	$1,081,189
Add: Residential loan production(1)	405,544	456,949
Purchased MSRs (bulk acquisitions)	21,735	15,781
Less: Principal repayments	(255,408)	(273,800)

Ending owned servicing portfolio	1,451,990	1,280,119
Subservicing portfolio	24,049	18,275

Total servicing portfolio(2)	$1,476,039	$1,298,394

MSR portfolio	$1,355,492	$1,174,874
Mortgage loans owned	96,498	105,245
Subservicing portfolio	24,049	18,275

Total servicing portfolio(2)	$1,476,039	$1,298,394

(1)
Excludes purchases from third parties in which servicing rights were not acquired.

(2)
Excludes $164.2 million of commercial real estate loans in our commercial mortgage servicing portfolio at December 31, 2007.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006
	(dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$1,233,169	$1,063,141
Nonprime Mortgage	110,555	116,270
Prime Home Equity	41,204	47,628
Government:
FHA-insured mortgage	50,317	39,011
VA-guaranteed mortgage	16,745	14,069

Total owned portfolio	$1,451,990	$1,280,119

Delinquent mortgage loans(1):
30 days	3.36%	2.95%
60 days	1.35%	0.98%
90 days or more	2.25%	1.09%

Total delinquent mortgage loans	6.96%	5.02%

Loans pending foreclosure(1)	1.04%	0.65%

Delinquent mortgage loans(1):
Conventional	4.19%	2.76%
Nonprime Mortgage	27.29%	19.03%
Prime Home Equity	5.92%	2.93%
Government	14.15%	13.94%
Total delinquent mortgage loans	6.96%	5.02%
Loans pending foreclosure(1):
Conventional	0.63%	0.31%
Nonprime Mortgage	5.54%	3.53%
Prime Home Equity	0.12%	0.12%
Government	1.33%	1.28%
Total loans pending foreclosure	1.04%	0.65%

(1)
Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their collection status.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following is a summary of the geographical distribution of loans included in the Company's servicing portfolio for the top five states as measured by the total unpaid principal balance:

	December 31,
	2007		2006
State	Unpaid Principal Balance	% Total Balance	Unpaid Principal Balance	% Total Balance
	(in millions)
California
Southern	$253,306	17%	$237,013	18%
Northern	135,753	9%	130,409	10%

	389,059	26%	367,422	28%
Florida	113,052	8%	97,442	8%
Texas	66,411	4%	57,724	4%
New York	52,082	4%	43,846	3%
New Jersey(1)	51,901	4%	—	—
Arizona(1)	—	—	43,143	3%
All other states	803,534	54%	688,817	54%

Total	$1,476,039	100%	$1,298,394	100%

(1)
Comparative data not included for the year in which the state was not in the top five of our servicing portfolio.

  Servicing Compensation

        As compensation for performance of servicing functions under its various loan servicing contracts, the Company is paid a monthly service fee that is generally expressed as a percentage of the current unpaid principal balance of the underlying loans. The loan servicing contracts generally specify a base service fee of between 0.125% and 0.50% per year of the unpaid balance of the loans. With regard to its servicing contracts with Fannie Mae, Freddie Mac and Ginnie Mae, the Company can effectively retain a larger net service fee principally through its methods of securitization. In general, the larger the net servicing fee retained, the smaller the net cash proceeds received upon securitization. Therefore, the decision to retain net service fees above the contractual minimum amounts is based on the Company's assessment of the underlying economics as well as its capital requirements. As of December 31, 2007, the weighted-average service fee, net of applicable guarantee fees, of the Company's portfolio of loans serviced for others was 0.35% per annum.

        The Company is generally entitled to retain the interest earned on funds held pending remittance (or "float") related to its collection of mortgagor principal, interest, tax and insurance payments. The amount of float varies depending on the terms of the servicing contract and timing of receipt of payments from the mortgagors. The Company is generally entitled to various fees collected that are contractually associated with the mortgages, such as late charges, mortgage prepayment penalties and collateral reconveyance fees. The Company generally has the right to solicit the mortgagors for other products and services that it offers, such as insurance and second mortgage loans.

        As part of its loan servicing responsibilities, the Company is required to advance funds to cover delinquent scheduled principal and interest payments to security holders, as well as to cover delinquent tax and insurance payments and other costs required to protect the investors' interest in the collateral

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securing the loans. The Company had $4.0 billion and $2.2 billion of such advances outstanding as of December 31, 2007 and 2006, respectively, which amounts were included in other assets at realizable value.

  Borrower and Investor Custodial Accounts

        As of December 31, 2007 and 2006, the Company managed $19.2 billion and $23.3 billion, respectively, of borrower and investor custodial cash accounts. These custodial accounts relate to the Company's mortgage servicing activities. Of these amounts, $12.6 billion and $15.7 billion, respectively, were deposited at the Bank, and included in the Company's deposit liabilities as custodial deposit accounts. The remaining balances were deposited with other depository institutions and are not recorded on the Company's balance sheets.

Note 31—Credit Losses Related to Securitized Loans

        A significant amount of the mortgage loans originated by the Company were sold into the secondary mortgage market, primarily in the form of securities, and to a lesser extent as whole loans. In connection with its loan sales, the Company has potential liability under the representations and warranties made to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans.

        Following is a summary of the Company's liability for representations and warranties included in accounts payable and accrued liabilities for the periods presented:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Balance, beginning of year	$390,111	$187,443	$152,031
Provisions for losses	334,520	290,463	66,413
Charge-offs	(84,994)	(87,795)	(31,001)

Balance, end of year	$639,637	$390,111	$187,443

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guarantee fees to these agencies to compensate them for their assumption of credit risk on securitized loans.

  FHA-Insured and VA-Guaranteed Loans

        FHA-insured and VA-guaranteed mortgage loans are generally pooled into MBS guaranteed by Ginnie Mae. The Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. Fees charged by the FHA and VA for assuming such risks are paid directly by the borrower. The Company is exposed to credit losses on defaulted VA loans to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. The Company pays guarantee fees to Ginnie Mae for Ginnie Mae's guarantee on its securities of timely payment of principal and interest. Ginnie Mae does not assume mortgage credit risk associated with the loans securitized under its program.

  Non-conforming Conventional Loans

        Non-conforming conventional prime mortgage loans are generally pooled into "private-label" (non-agency) MBS. Such securitizations involve some form of credit enhancement such as senior/subordinated structures, including residual interests, overcollateralization or mortgage pool insurance. Securitizations that involve senior/subordinated structures contain securities that assume varying levels of credit risk. Holders of subordinated securities are compensated for the credit risk assumed through a higher yield. When we sell the subordinated securities created in connection with these securitizations we transfer the related credit risk subject to representations and warranties we make when the loans are securitized. When we retain the subordinated securities, generally the residual interests, we are in the first loss position; however, the recourse for credit losses is limited to the carrying value of the residual securities.

        In some cases a portion of the retained residual interest is deposited into a net interest margin ("NIM") security, which enables us to sell some of the future residual cash flows and retain a smaller residual interest ("Back-end NIM Residual"). The holder of the Back-end NIM Residual is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the Back-end NIM residual.

  Prime Home Equity Loans

        Prime Home Equity Loans are generally pooled into private-label asset-backed securities. The Company generally securitizes these loans with limited recourse for credit losses through retention of residual interests and other subordinated interests, such as transferor's interests. These securities generally contain credit enhancement in the form of over-collateralization and insurance provided by a third-party surety. In some cases, the securitizations also contain mortgage pool insurance or a limited corporate guarantee as a form of credit enhancement. As the holder of the residual interest Countrywide is in the first loss position. The Company is also exposed to additional losses in home equity securitization transactions that involve insurance issued by third party sureties when losses exceed specified levels or duration. When this condition, known as rapid amortization, occurs, the reimbursement Countrywide receives from the sale of additional draws on the home equity loans becomes subordinated to the claims of all other parties to the securitization, including bondholders and the third party surety. This subordination has the effect of deferring reimbursement of the subsequent draws for an extended period and subjecting the subsequent draws to absorbing credit losses.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Nonprime Mortgage Loans

        Nonprime Mortgage Loans generally are pooled into private-label asset-backed securities. The Company generally securitizes these loans with limited recourse for credit losses through retention of residual interests. The holder of the residual interest is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the residual interest. In some cases, such limited recourse securitizations have contained lender paid mortgage insurance as a form of credit enhancement or a limited corporate guarantee from Countrywide. The Company also has pooled a portion of Nonprime Mortgage Loans into securities guaranteed by Fannie Mae. In such cases, the Company has paid Fannie Mae a guarantee fee in exchange for Fannie Mae assuming the credit risk of the underlying loans.

        In some cases a portion of the retained residual interest is deposited into a NIM security, which enables the Company to sell future residual cash flows and retain a smaller residual interest. The holder of the Back-end NIM Residual is in the first loss position; however, the recourse for credit losses is limited to the carrying value of the Back-end NIM residual.

        The Company's exposure to credit losses related to subordinated interests is limited to the assets' carrying values plus the value of additional draws we may be required to subordinate if a rapid amortization event occurs in a securitization. We carry subordinated interests at their estimated fair values. The carrying values of our subordinated interests are as follows:

	December 31,
	2007	2006
	(in thousands)
Prime home equity residual securities	$422,681	$1,506,109
Subordinated mortgage-backed pass-through securities(1)	270,744	1,382
Nonprime residual and other related securities	293,048	545,465
Prime residual securities	20,557	12,756

	$1,007,030	$2,065,712

Corporate guarantees in excess of recorded liabilities	$496,699	$490,542

(1)
Included with mortgage-backed pass-through securities.

        The carrying values of our subordinated interests take into account our estimates of losses to be absorbed by the subordinated interests.

        The Company estimates its liability for impairment losses related to its future draw obligations and updates its estimate quarterly. The Company's provision for estimated losses arising from future draw obligations is recorded as a component of impairment of retained interests. The accrued liability for impairment related to future expected funding obligations under a rapid amortization event was $704.1 million as of December 31, 2007 and is included in accounts payable and accrued liabilities on our consolidated balance sheet. The available credit lines for the securitizations subject to or expected to be subject to a future draw obligation are approximately $2.4 billion at December 31, 2007. However, due to the borrower's ability to pay down and redraw balances, a maximum obligation cannot be defined.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The losses absorbed by our subordinated interests during the period are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Prime home equity residual securities	$896,020	$79,357	$34,173
Nonprime residuals and other related securities	380,380	94,795	69,269
Prime residual securities	6,695	57	—

	$1,283,095	$174,209	$103,442

Note 32—Commitments and Contingencies

  Legal Proceedings

        Countrywide and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their businesses.

        In addition, lawsuits alleging claims for derivative relief on behalf of the Company and securities, retirement plan, and other class action suits have recently been brought against Countrywide, and certain of its current and former officers, directors and retirement plan administrators in either federal district court in Los Angeles, California, state superior court in Los Angeles or state court in Delaware. Among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1974 ("ERISA"). These cases allege, among other things, that Countrywide did not disclose complete and accurate information about its mortgage lending practices and financial condition. The shareholder derivative cases brought in federal court are brought on Countrywide's behalf and do not seek recovery of damages from the Company. Two consolidated cases alleging claims for derivative relief on behalf of the Company are also pending in federal district court in Delaware, and alleges, among other things, that certain Company proxy filings contain incorrect statements relating to the compensation of the Company's Chief Executive Officer.

        Various class action lawsuits relating to our proposed merger with Bank of America have been filed in the state courts of California and Delaware on behalf of a proposed class of Countrywide shareholders against the Company, our directors and Bank of America. The class action lawsuits filed in state court in California have been removed to federal court in Los Angeles. These lawsuits allege that the Company's directors breached their fiduciary duties to the Company's shareholders by entering into the merger agreement with Bank of America and that Bank of America allegedly aided and abetted those alleged breaches. Similarly, the plaintiffs in the shareholder derivative lawsuits brought in California state and federal court recently have amended their complaints to add similar class action allegations relating to the proposed merger with Bank of America.

        Although Management believes it has meritorious defenses to each of these actions and intends to defend them vigorously, it is difficult to predict the resulting outcome of these proceedings, particularly where investigations and proceedings are in early stages. Given the inherent difficulty in predicting the outcome of legal proceedings, Management cannot estimate losses or ranges of losses for legal proceedings where there is only a reasonable possibility that a loss may be incurred, such as those discussed in the two immediately preceding paragraphs. The Company provides for potential losses that may arise out of legal proceedings to the extent such losses are deemed probable and can be estimated. Although the ultimate outcome of the Company's legal proceedings discussed above cannot be

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ascertained at this time, Management believes that any resulting liability will not materially affect its consolidated financial position; such resolution, however, could be material to its operating results for a particular future period depending upon the outcome of the proceedings and the operating results for a particular period. This assessment is based, in part, on the existence of insurance coverage.

  Commitments to Buy or Sell Mortgage-Backed Securities and Other Derivatives Contracts

        In connection with its open commitments to buy or sell MBS and other derivative contracts, the Company may be required to maintain margin deposits. With respect to the MBS commitments, these requirements are generally greatest during periods of rapidly declining interest rates. With respect to other derivative contracts, margin requirements are generally greatest during periods of increasing interest rates. Margin deposits placed by the Company at December 31, 2007, totaled $1.2 billion.

  Lease Commitments

        The Company leases office facilities under operating lease agreements extending through March 31, 2018. Future minimum annual rental commitments under these non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Year Ending December 31,	Lease Commitments
(in thousands)
2008	$228,241
2009	176,660
2010	123,343
2011	77,310
2012	36,335
Thereafter	56,896

$698,785

        Rent expense was $257.4 million, $231.5 million and $186.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

  Restrictions on Transfers of Funds

        The Company and certain of its subsidiaries are subject to regulatory and credit agreement restrictions which limit the subsidiaries' ability to transfer funds to the Company through intercompany loans, advances or dividends. Pursuant to revolving credit facilities existing at December 31, 2007, the Company is required to maintain a minimum consolidated net worth of $7.7 billion.

  FHLB and FRB Stock

        A subsidiary of the Bank is required to purchase stock in the FRB at an amount equal to 6% of its capital, one-half of which must be paid currently with the balance due upon demand. The Bank is also a member of the FHLB and, therefore, is required to purchase FHLB stock. For the year ended December 31, 2007, the Bank was required to purchase FHLB stock at an amount equal to 0.2% of its assets up to a maximum of $25.0 million, plus 4.5% of total outstanding FHLB advances, which totals $2.2 billion as of December 31, 2007.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Mortgage Reinsurance

        The Company provides mortgage reinsurance on certain mortgage loans included in its servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pools' mortgage insurance premium. As of December 31, 2007, approximately $121.7 billion of mortgage loans in the Company's servicing portfolio are covered by such mortgage reinsurance contracts. Management believes it has adequate valuation allowances in place to cover anticipated losses.

  Securities Underwriting

        In connection with the Company's underwriting activities, the Company had commitments to purchase and sell new issues of securities aggregating $1.1 billion and $1.2 billion, respectively, at December 31, 2007.

Note 33—Loan Commitments

        The following table summarizes the Company's outstanding contractual loan commitments for the periods indicated:

	December 31,
	2007	2006
	(in thousands)
Undisbursed home equity lines of credit	$9,073,370	$9,516,713
Undisbursed construction loans	714,896	1,460,757
Commitments to fund mortgage loans	23,940,795	33,506,166
Commitments to fund commercial real estate loans	480,872	1,991,204
Commitments to fund warehouse lending loans	938,089	2,698,172

Note 34—Subsequent Events

        On January 29, 2008, the Company announced that its Board of Directors declared dividends of $1,812.50 per share on its Series B preferred stock and $0.15 per common share. The preferred stock dividend is payable on February 15, 2008, and the common stock dividend is payable on February 29, 2008 to shareholders of record on February 12, 2008.

        As discussed in Note 1—Organization, and detailed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, on January 11, 2008, the Company entered into a Merger Agreement with Bank of America.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COUNTRYWIDE FINANCIAL CORPORATION

BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands)
ASSETS
Cash	$5,620	$2,387
Mortgage loans held for sale	67	—
Loans held for investment	582,760	—
Investments in other financial instruments, at fair value	549,221	191,138
Intercompany receivables from non-bank subsidiaries	26,395,406	28,773,784
Intercompany receivable from bank subsidiary	265,300	194,738
Investment in non-bank subsidiaries	7,542,482	8,662,135
Investment in bank holding company subsidiary	9,411,195	6,969,525
Premises and equipment, net	59	93
Other assets	353,320	434,607

Total assets	$45,105,430	$45,228,407

LIABILITIES
Securities sold under agreements to repurchase	$440,000	$—
Notes payable	18,920,877	21,393,849
Intercompany payable	10,657,655	9,096,179
Accounts payable and accrued liabilities	431,027	420,533

Total liabilities	30,449,559	30,910,561

SHAREHOLDERS' EQUITY
Preferred stock	1	—
Common stock	28,944	29,273
Additional paid-in capital	4,155,724	2,154,438
Retained earnings	10,644,511	12,151,691
Accumulated other comprehensive loss	(173,309)	(17,556)

Total shareholders' equity	14,655,871	14,317,846

Total liabilities and shareholders' equity	$45,105,430	$45,228,407

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

COUNTRYWIDE FINANCIAL CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues
Loss on sale of loans and securities	$(2,854)	$—	$—
Interest income	1,214,954	980,156	329,155
Interest expense	1,233,459	1,036,276	331,599

Net interest expense	(18,505)	(56,120)	(2,444)
Other income (expense)	3,368	(1,326)	—

Total revenues	(17,991)	(57,446)	(2,444)
Expenses	10,327	11,636	24,531

Loss before income tax benefit, dividends from subsidiaries and equity in undistributed net (loss) earnings of subsidiaries	(28,318)	(69,082)	(26,975)
Income tax benefit	(11,028)	(26,891)	(11,400)

Loss before dividends from subsidiaries and equity in undistributed net earnings of subsidiaries	(17,290)	(42,191)	(15,575)
Equity in undistributed net (loss) earnings of non-bank subsidiaries	(1,308,730)	997,263	343,573
Equity in undistributed net earnings of bank subsidiary	36,946	1,158,340	742,567
Dividends from subsidiaries	585,536	561,434	1,457,525

Net (loss) earnings	$(703,538)	$2,674,846	$2,528,090

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

COUNTRYWIDE FINANCIAL CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net (loss) earnings	$(703,538)	$2,674,846	$2,528,090
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Equity in undistributed net loss (earnings) of non-bank subsidiaries	1,308,730	(997,263)	(343,573)
Equity in undistributed net earnings of bank subsidiary	(36,946)	(1,158,340)	(742,567)
Stock based compensation	2,868	3,954	5,693
Depreciation and amortization	34	38	36
Increase in mortgage loans held for sale	(721,237)	—	—
Increase in other receivables and other assets	(182,866)	(270,349)	(149,893)
Increase in accounts payable and accrued liabilities	191,318	322,860	277,551

Net cash (used) provided by operating activities	(141,637)	575,746	1,575,337

Cash flows from investing activities:
Repayments to loans held for investment, net	138,410	—	—
Decrease (increase) in other financial instruments	1,920	(22,719)	(27,740)
Net change in non-bank intercompany receivables and payables	3,987,182	(3,394,202)	(15,462,505)
Net change in bank intercompany receivables and payables	(70,562)	(170,090)	(5,501)
Net change in investment in non-bank subsidiaries	396,459	(734,907)	(1,478,020)
Net change in investment in bank subsidiary	(3,002,979)	(16,118)	(15,624)

Net cash provided (used) by investing activities	1,450,430	(4,338,036)	(16,989,390)

Cash flows from financing activities:
Increase in securities sold under agreements to repurchase	440,000	—	—
Net (decrease) increase in short-term borrowings	(7,718,111)	(355,302)	9,943,322
Issuance of long-term debt	6,612,102	6,928,658	5,661,029
Repayment of long-term debt	(1,726,966)	(1,451,116)	(54,393)
Issuance of preferred stock	2,000,000	—	—
Issuance of common stock	317,450	511,682	213,303
Repurchase and cancellation of common stock	(863,556)	(1,508,596)	—
Cash dividends paid	(366,479)	(360,939)	(349,017)

Net cash (used) provided by financing activities	(1,305,560)	3,764,387	15,414,244

Net change in cash	3,233	2,097	191
Cash at beginning of year	2,387	290	99

Cash at end of year	$5,620	$2,387	$290

Supplemental cash flow information:
Cash used to pay interest	$1,233,426	$1,065,122	$294,799
Non-cash operating, investing and financing activities:
Unrealized loss on available-for-sale securities, foreign currency translation adjustments, cash flow hedges and change in unfunded liability relating to defined benefits plans, net of tax	$(155,753)	$(48,943)	$(57,829)
Unfunded defined benefit plans liability, net of tax	$—	$(29,727)	$—
Receipt of dividends in the form of loans from non-bank subsidiary	$585,536	$556,496	$1,573,076
Contribution of loans to bank subsidiary	$(585,536)	$(556,496)	$(1,573,076)
Transfer of loans from mortgage loans held for sale to loans held for investment	$721,170	$—	$—
Issuance of common stock for conversion of convertible debt	$—	$1,465	$10,679
Tax effect of interest on conversion of convertible debt	$—	$—	$5,532
Issuance of common stock for 401(k) contribution	$47,328	$47,224	$34,216
Excess tax benefits related to stock-based compensation	$72,424	$143,955	$—
Tax benefit of stock options exercised	$—	$—	$115,117
Remeasurement of income taxes payable upon adoption of FIN 48	$12,719	$—	$—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net (loss) earnings	$(703,538)	$2,674,846	$2,528,090
Other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities, net of reclassification adjustment	(195,530)	(57,269)	(19,875)
Net unrealized losses from cash flow hedging instruments	—	(9,986)	(16,080)
Foreign currency translation adjustments	8,971	18,312	(21,874)
Change in unfunded liability relating to defined benefit plans	30,806	—	—

Other comprehensive loss, net of tax	(155,753)	(48,943)	(57,829)

Comprehensive (loss) income	$(859,291)	$2,625,903	$2,470,261

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2007
Allowance for loan losses	$326,817	$2,776,223	$—	$703,549	$2,399,491
Allowance for uncollectible servicing advances	73,553	102,420	—	48,037	127,936
Allowance for trade and other receivables	9,933	9,020	—	12,545	6,408
Allowance for unfunded loan commitments	8,104	30,280	—	—	38,384
Recourse liability and corporate guarantees	435,536	342,718	—	92,415	685,839

	$853,943	$3,260,661	$—	$856,546	$3,258,058

Year ended December 31, 2006
Allowance for loan losses	$189,201	$299,610	$—	$161,994	$326,817
Allowance for uncollectible servicing advances	56,606	62,749	—	45,802	73,553
Allowance for trade and other receivables	13,715	7,081	—	10,863	9,933
Allowance for unfunded loan commitments	9,391	2,879	—	4,166	8,104
Recourse liability and corporate guarantees	215,057	309,005	—	88,526	435,536

	$483,970	$681,324	$—	$311,351	$853,943

Year ended December 31, 2005
Allowance for loan losses	$125,046	$115,685	$—	$51,530	$189,201
Allowance for uncollectible servicing advances	28,459	51,370	—	23,223	56,606
Allowance for trade and other receivables	9,509	10,258	—	6,052	13,715
Allowance for unfunded loan commitments	—	9,391	—	—	9,391
Recourse liability and corporate guarantees	187,797	52,647	—	25,387	215,057

	$350,811	$239,351	$—	$106,192	$483,970

(1)
Actual losses charged against the valuation allowance, net of recoveries and reclassification.

EXHIBIT LIST

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of January 11, 2008, by and among Countrywide Financial Corporation (the "Company"), Bank of America Corporation and Red Oak Merger Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2008).
3.2*	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 30, 2007).
4.7*
Certificate of Designations of 7.25% Series B Non-Voting Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on August 22, 2007 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 28, 2007).
4.8*
Certificate of Correction of Certificate of Designations of Countrywide Financial Corporation, filed with the Secretary of State of the State of Delaware on November 1, 2007 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K/A, filed with the SEC on November 2, 2007).
4.39	Deed Poll Guarantee and Indemnity, dated as of October 11, 2001, by the Company in favor of each person who is from time to time an Australian dollar denominated Noteholder.
4.62*
Fourth Amendment to Amended and Restated Rights Agreement, dated as of January 11, 2008, by and between the Company and American Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2008).
†10.22	Seventh Amendment to the Company's Executive Deferred Compensation Plan Amended and Restated, effective November 1, 2007.
†10.25	First Amendment to the Company's Stock Option Financing Plan as Amended and Restated, dated July 25, 1994.
†10.26	Second Amendment to the Company's Stock Option Financing Plan as Amended and Restated, dated July 26, 1995.
†10.51	Form of 2004 Stock Option Expiration Extension Amendment.
†10.52	Form of 2005 Stock Option Expiration Extension Amendment.
†10.53	Form of the Company's Restricted Stock Agreement with non-employee directors.
†10.54	Form of the Company's Restricted Stock Agreement with employees.
†10.67	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement.
†10.68	Form of 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement for 2007 grants.
†10.92	Amendment Two to the Company's Selected Employee Deferred Compensation Plan, dated August 16, 2007.
†10.94	Amendment One to the Company's ERISA Nonqualified Pension Plan, dated July 23, 2004.

†10.95	Amendment Two to the Capital Markets ERISA Nonqualified Pension Plan, dated December 21, 2007.
†10.99	Summary of Changes to the Countrywide Bank, N.A. Non-Employee Directors' Fee Plan Affecting Company Directors, effective January 1, 2008.
10.108	364-Day Credit Agreement, dated as of May 9, 2007, among the Company, CHL and William Street Credit Corporation, as Lender.
10.109	Five-Year Credit Agreement, dated as of May 10, 2006, among the Company, CHL and William Street Credit Corporation, as Lender, as amended.
†10.112	Summary Sheet for Award of Retention Incentive Payments for Certain Executive Officers, effective November 1, 2007 and January 10, 2008.
12.1	Computation of the Ratio of Earnings to Fixed Charges.
21	List of subsidiaries.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*
Incorporated by reference

†
Constitutes a management contract or compensatory plan or arrangement.