Form 10-K/A
period 2007-12-31
COUNTRYWIDE FINANCIAL CORP
filed 2008-04-24
CIK 25191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was $20,784,169,522 based on the closing price as reported on the New York Stock Exchange.
     As of April 4, 2008, there were 583,344,170 shares of Countrywide Financial Corporation Common Stock, $0.05 par value, outstanding.

Countrywide Financial Corporation
Amendment No. 1 to
2007 Annual Report on Form 10-K/A

i

Explanatory Note
     This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Countrywide Financial Corporation (“Countrywide”, the “Company”, “we” or “us”) for the fiscal year ended December 31, 2007 (which was filed with the SEC on February 29, 2008, the “2007 Annual Report”), is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of the 2007 Annual Report.
     This Amendment No. 1 does not affect any other portion of the 2007 Annual Report, other than the filing of new Exhibits 31.1 and 31.2, which are being filed herewith. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after February 29, 2008, the filing date of the 2007 Annual Report.
      When we refer to our fiscal year, we mean the twelve-month period ended December 31 of the stated year (for example, Fiscal 2007 is January 1, 2007 through December 31, 2007), unless specifically stated otherwise.

ii

           Item 10.     Directors, Executive Officers and Corporate Governance
DIRECTORS
     The nine members of the Board of Directors of the Company, as of the date of this Form 10-K/A, are as follows:
Directors—Term Expiring 2008 (Class III)

Angelo R. Mozilo	Age 69, Director since 1969. Mr. Mozilo is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Mozilo is a co-founder of the Company and has been Chairman of the Board of the Company since March 1999 and Chief Executive Officer of the Company since February 1998. Prior to his present position, he was President of the Company from March 2000 through December 2003 and served in other executive capacities since the Company’s formation in March 1969. Mr. Mozilo was the 1991-1992 President of the Mortgage Bankers Association of America and also served on its board of directors. He currently serves on the board of directors of the Harvard Kennedy School Joint Center for Housing Studies. He is also a member of the boards of trustees of the National Housing Endowment, Fordham University and Gonzaga University.

Oscar P. Robertson	Age 69, Director since 2000. Mr. Robertson is the President and Chief Executive Officer of Oscar Robertson Solutions L.L.C., a holding company, and Orchem Corporation, a manufacturer of specialty chemicals. He is also President and Chief Executive Officer of OR Document Management Services, LLC, a document management provider, and a member and manager of OR Food Force, LLC. Mr. Robertson is also General Partner of Oscar Robertson Media Ventures, a media publications firm. Mr. Robertson currently serves on the board of trustees of the Lupus Foundation of America, he is an honorary spokesperson for the National Kidney Foundation and he serves on the board of directors of Countrywide Bank, FSB. From 1960 to 1974, Mr. Robertson was a professional basketball player, and he was inducted into the National Basketball Hall of Fame in 1979.

Keith P. Russell	Age 62, Director since 2003. Mr. Russell has been the President and Chief Executive Officer of Russell Financial, Inc., a strategic and financial consulting firm, since 2001. From 1996 to 2001, he was Chairman of Mellon West where he established, expanded and oversaw Mellon’s West Coast operations and, from 1991 to 1996, he was Vice-Chairman and Chief Risk Officer of Mellon Financial Corporation. Prior to these positions, Mr. Russell served as President and Chief Operating Officer of Glendale Federal Bank. Mr. Russell currently serves on the boards of directors of Countrywide Bank, FSB, Nationwide Health Properties and Sunstone Hotel Investors, Inc. He also currently serves on the advisory board of Forrest Binkley and Brown Capital Partners, a venture capital firm, and is a member of the board of visitors of the UCLA Anderson School of Management.

David Sambol	Age 48, Director since 2007. Mr. Sambol is the President and Chief Operating Officer of the Company. He also serves as Chairman of the Board and Chief Executive Officer of Countrywide Home Loans, Inc. and Chief Executive Officer and President of Countrywide Bank, FSB. Mr. Sambol has served in a number of other executive positions with the Company, including most recently as Executive Managing Director, Business Segment Operations, and as Executive Managing Director and Chief of Mortgage Banking and Capital Markets. Prior to joining the Company in 1985, Mr. Sambol served as a Certified Public Accountant with the accounting firm of Ernst & Whinney.

Directors—Term Expiring 2009 (Class I)

Jeffrey M. Cunningham	Age 55, Director since 1998. Mr. Cunningham is the Chairman and Chief Executive Officer of NewsMarkets LLC, publishers of Directorship Magazine. He is also founder and Chairman of New England Ventures, LLC, an advisory and investment firm with interests in media and technology. Previously he served as Managing Director of Schroders International Finance Fund; president of CMGI, Inc., an Internet incubator; publisher of Forbes Magazine; and head of sales and marketing at Business Week Magazine. He currently serves as non-executive Chairman of the Board of Sapient Corporation and TheStreet.com, Inc. and serves on the board of directors of Countrywide Bank, FSB. He formerly served on the boards of directors of Data General, Pagenet, Schindler Holdings and Premiere Group, Inc.

Martin R. Melone	Age 66, Director since 2003. Mr. Melone is a retired Partner of Ernst & Young LLP, effective June 2003, where he was responsible for global clients in a wide range of industries. He became a partner of that firm in 1975. Mr. Melone previously was a director of Parsons E&C Corporation. He currently serves on the boards of directors of Countrywide Bank, FSB, Internet Brands, Inc., an operator of media and e-commerce sites, and the Public Counsel Law Center and serves as a trustee of the California Science Center Foundation. Mr. Melone is also a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Robert T. Parry	Age 68, Director since 2004. Mr. Parry is the retired President and Chief Executive Officer, effective May 2004, of the Federal Reserve Bank of San Francisco. He had served in such capacity since February 1986. Mr. Parry previously was a director and member of the Executive Committee of the San Francisco Bay Area Council of the Boy Scouts of America. He currently serves on the boards of directors of Janus Capital Group, Inc., PACCAR, Inc., a truck manufacturing and distribution company, the National Bureau of Economic Research and Countrywide Bank, FSB.
Directors—Term Expiring 2010 (Class II)

Robert J. Donato	Age 68, Director since 1993. Mr. Donato has been the President of Donato Financial Services since December 2004. From October 1997 to November 2004, Mr. Donato was employed as the Executive Vice President, Los Angeles Branch, of UBS Financial Services, Inc. and from January 1997 through September 1997, he was the President of Freedom Advisors, Inc., an investment advisor company. Prior thereto, Mr. Donato held the position of Executive Vice President, Director of Regional Institutional Sales for PaineWebber, Incorporated. Mr. Donato previously served on the boards of directors of Countrywide Mortgage Investments, Inc. (now IndyMac Bancorp, Inc.), Paine Webber Development Corp. and the Juvenile Diabetes Research Foundation. He is an honorary member of the board of visitors of the Graziadio Graduate School of Business and Management at Pepperdine University and currently serves on the board of directors of Countrywide Bank, FSB.

Harley W. Snyder	Age 75, Director since 1991. Mr. Snyder has been the President of HSC, Inc., a real estate development company, since 1972, and President of The S-W Corporation, a land development company, since 1978. Mr. Snyder, a consultant and private investor in real estate, is also currently a managing member of Parke & Associates LLC, a real estate development company, a managing partner of Reason Bell Properties, LLC, a commercial property management company, and a managing member of South Coast, LLC, a real estate development company. From April 1997 to February 2000, he served as Senior Vice President, Real Estate, of Whiteco Industries, Inc., a company engaged in outdoor advertising, family entertainment, hotels and restaurants, land development and construction. Mr. Snyder previously served on the boards of directors of Countrywide Mortgage Investments, Inc. (now IndyMac Bancorp, Inc.) and Porter County Community Foundation. Mr. Snyder was President of the National Association of Realtors in 1983 and has served as a director of that organization since 1972. He currently serves on the boards of directors of Countrywide Bank, FSB and the Northwestern Indiana Regional Development Authority and serves on the board of trustees of Valparaiso University.
EXECUTIVE OFFICERS
     The executive officers of the Company, as of the date of this Form 10-K/A, selected at the annual organizational meeting of the Board of Directors held on June 13, 2007, or subsequently appointed, to serve until their successor has been elected and qualified or until their earlier resignation or removal, are as follows:

			Employed
Name	Age	Office	Since
Angelo R. Mozilo	69	Chairman of the Board and Chief Executive Officer	1969
David Sambol	48	President and Chief Operating Officer	1985
Kevin W. Bartlett	50	Executive Managing Director, Chief Investment Officer — Investments and Market Risk Management	1984
Carlos M. Garcia	52	Executive Managing Director, Enterprise Risk Management and Governance	1984
Andrew Gissinger III	48	Executive Managing Director, Residential Lending and Insurance	1995
Ranjit M. Kripalani	48	Executive Managing Director, Capital Markets	1998
Sandor E. Samuels	55	Executive Managing Director, Chief Legal Officer	1990
Jack W. Schakett	56	Executive Managing Director, Chief Operations Officer	1998
Eric P. Sieracki	51	Executive Managing Director and Chief Financial Officer	1988
Robert V. James	53	Senior Managing Director, President and Chief Executive Officer, Countrywide Insurance Group	2004
Anne D. McCallion	53	Senior Managing Director and Deputy Chief Financial Officer	1991
Laura K. Milleman	47	Senior Managing Director, Chief Accounting Officer	1989
     Angelo R. Mozilo, a co-founder of the Company, has served the Company as its Chairman of the Board since March 1999 and its Chief Executive Officer since February 1998. Mr. Mozilo was President of the Company from March 2000 through December 2003 and has served in other executive capacities since the Company’s formation in March 1969.
     David Sambol joined the Company in 1985 and became a Managing Director in July 1994. He has served the Company in a number of executive positions, including most recently from April 2006 to September 2006 as Executive Managing Director, Business Segment Operations, from January 2004 to April 2006 as Executive Managing Director and Chief of Mortgage Banking and Capital Markets and from April 2003 to January 2004 as Executive Managing Director, Loan Originations and Capital Markets. Mr. Sambol is the President and Chief Operating Officer of the Company, and has served in this capacity since September 2006. Since October 2006, he has served as Chairman of the Board and Chief Executive Officer of Countrywide Home Loans, Inc., and since January 2008 he has served as Chief Executive Officer and President of Countrywide Bank, FSB.
     Kevin W. Bartlett joined the Company in 1984 and became a Managing Director in July 1991. He has served the Company in a number of executive positions, including Senior Managing Director and Chief of Secondary Markets. In September 2006, he was promoted to Executive Managing Director, Chief Investment Officer and currently holds the title of Executive Managing Director, Chief Investment Officer—Investments and Market Risk Management.

     Carlos M. Garcia joined the Company as Vice President, Finance in 1984 and was promoted to Managing Director in 1990. Mr. Garcia has served the Company in several executive positions, including Chief Financial Officer, and he currently holds the title of Executive Managing Director, Enterprise Risk Management and Governance.
     Andrew Gissinger III originally joined the Company in 1995 as Senior Vice President, Correspondent Lending Division, and left in 1997. After returning to the Company in January 2001, he served in a number of executive positions before being promoted to Senior Managing Director, Banking and Insurance Operations. He currently holds the title of Executive Managing Director, Residential Lending and Insurance. Mr. Gissinger is also President, Chief Operating Officer and Head of Mortgage Lending of Countrywide Home Loans, Inc. and Chief Operating Officer of Countrywide Bank, FSB.
     Ranjit M. Kripalani joined the Company as Executive Vice President, National Sales Manager of Countrywide Securities Corporation in 1998. He held a number of executive positions before being promoted to Managing Director and President of Countrywide Securities Corporation in 2001. He currently serves as Executive Managing Director, Capital Markets.
     Sandor E. Samuels joined the Company in 1990 as Senior Vice President, General Counsel and Secretary. He was promoted to Managing Director, Legal, General Counsel and Secretary in April 1991. He currently holds the title of Executive Managing Director, Chief Legal Officer.
     Jack W. Schakett joined the Company as Senior Vice President, Chief Operating Officer, Correspondent Lending Division of Countrywide Home Loans, Inc. in 1998. After having held a number of executive positions, Mr. Schakett was promoted to Managing Director & Chief Operating Officer, Institutional Mortgage Services Group in 2002. He currently serves as Executive Managing Director, Chief Operations Officer.
     Eric P. Sieracki joined the Company in 1988 as Senior Vice President of Countrywide Asset Management Corp. In 1996, after holding several executive positions at the Company, he was promoted to Managing Director, and in 2002 he was promoted to Senior Managing Director. In April 2005, he was promoted to Executive Managing Director and Chief Financial Officer.
     Robert V. James joined the Company in 2004 as Managing Director, President and Chief Operating Officer of Balboa Insurance Group, Inc., the umbrella organization that encompasses the insurance business segment of the Company. He was promoted to Senior Managing Director of the Company in January 2005, and currently holds the title of Senior Managing Director, President and Chief Executive Officer, Countrywide Insurance Group. Prior to joining the Company, Mr. James served as Executive Vice President of U.S. Insurance Operations for CNA Insurance Companies from June 1998 to January 2004.
     Anne D. McCallion joined the Company in 1991 and has served in a number of executive positions. Ms. McCallion was promoted to Managing Director in September 1997, and, in April 2003, she was promoted to Senior Managing Director, Operations. She currently holds the title of Senior Managing Director and Deputy Chief Financial Officer.
     Laura K. Milleman joined the Company in 1989 as Budget Director. Having served in a number of executive positions, Ms. Milleman was appointed Executive Vice President and Chief Accounting Officer in July 1999. In June 2002, Ms. Milleman was promoted to Managing Director, Chief Accounting Officer. She currently holds the title of Senior Managing Director, Chief Accounting Officer.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16 of the Exchange Act requires the Company’s directors and executive officers to report their ownership of and transactions in the Company’s common stock to the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). Copies of these Section 16 reports are also required to be supplied to the Company and such reports are available on our website at www.countrywide.com. Specific dates for filing these Section 16 reports have been established by the SEC, and the Company is required to report in this Form 10-K/A any failures of its directors and executive officers to file by the relevant due date any of these reports during Fiscal 2007.
     Based solely on its review of the copies of the Section 16 reports received by it with respect to Fiscal 2007, the Company believes that all such filing requirements were satisfied, except as described below.
     Mr. Bartlett did not timely report on Form 4 the equity portion of an incentive plan bonus received on March 15, 2007. Mr. Bartlett subsequently reported this transaction on a Form 4 filed on May 9, 2007.

GOVERNANCE
Code of Business Ethics
     The Company has adopted a Code of Business Ethics that applies to all of the Company’s employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Business Ethics is available on the Company’s website at www.countrywide.com and is available in print upon written request to the Company’s Secretary. The Company will disclose on its website if there are any amendments to its Code of Business Ethics or if any waivers to its Code of Business Ethics are granted to the principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. There were no waivers of the Code of Business Ethics during Fiscal 2007.
Board Committees and Charters
     The Board’s committees are: Audit and Ethics Committee, Compensation Committee, Corporate Governance and Nominating Committee, Credit Committee, Finance Committee, Operations and Public Policy Committee and Special Oversight Committee.
     Under a long-standing policy of the Board, each of the Board’s committees operates under its own written charter. All committee charters are available on the Company’s website at www.countrywide.com and are available in print upon written request to the Company’s Secretary.
Audit and Ethics Committee
      The Audit and Ethics Committee currently consists of three directors: Martin R. Melone, Robert T. Parry and Keith P. Russell. During Fiscal 2007, Messrs. Melone, Parry and Russell served as members of the Audit and Ethics Committee, along with Henry G. Cisneros, who was a member of the Audit and Ethics Committee through June 13, 2007. The Board has determined that each member of the Audit and Ethics Committee meets the independence requirements of the NYSE’s listing standards and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (“Exchange Act”).
     The Board has determined that Messrs. Melone, Parry and Russell are audit committee financial experts, as defined by Item 407 of Regulation S-K. The Board has also determined that each of the Audit and Ethics Committee members is financially literate under the NYSE’s listing standards.

Item 11.     Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Executive Summary
     During the first quarter of 2007, when we were setting compensation for our named executive officers, our primary objectives were to motivate key leadership and compensate them for Company and individual performance. At this time, we had just completed a record-setting year in 2006, during which net income reached $2.7 billion, or 1,267% higher than our $196 million in net income for 1996. Our compensation objectives during this period of rapid growth focused on paying for performance and aligning pay with the interests of our stockholders, and we were comfortable that our overall compensation practices would ensure sufficient retention of our key leadership. We also recognized the need to attract and retain the highest level of executive talent through the payment of competitive compensation, but we also acknowledged the concerns of stockholders regarding executive compensation. As a result, in early 2007, we took the following actions:
•	Implemented Mr. Mozilo’s new employment agreement, which targeted his total compensation at approximately the 75th percentile of compensation for similar executives in our peer group — reducing his base salary, target bonus, maximum bonus, and annual long term incentive award; Mr. Mozilo also received a special award of restricted stock units (RSUs) in consideration for postponing his planned retirement

•	Entered into an employment agreement with Mr. Sambol, which increased his base salary and awarded him a one-time promotion bonus of $2.6 million in connection with his promotion to President and Chief Operating Officer

•	Changed the mix of our annual equity award from 100% time-vested stock appreciation rights (SARs) to 50% time-vested SARs and 50% performance-based RSUs to further emphasize our objective of paying for performance and aligning pay with our stockholders’ interests
     During the second half of 2007, unprecedented disruptions in the U.S. mortgage market and the global capital markets severely strained the housing market, mortgage lenders and other financial institutions, including Countrywide. In response, we made a number of important business and strategy changes, including accelerating the integration of our mortgage banking operations into our bank subsidiary, significantly changing our underwriting standards, implementing a management reorganization and staff reductions and obtaining a $2 billion investment by Bank of America Corporation. These disruptions ultimately resulted in significant inventory valuation adjustments, increased credit costs and retained interest impairment in 2007 and led us to report a net loss of $704 million for 2007, our first full-year net loss in more than 30 years. Consistent with our philosophy of paying for performance:
•	None of the named executive officers received a cash bonus under our Annual Incentive Plan for 2007 because performance fell below threshold targets

•	The portion of the April 2007 annual equity award (granted in RSUs) that was scheduled to vest in the first quarter of 2008 was forfeited because performance fell below threshold targets

•	Total direct compensation in 2007 was below target levels for all of the named executive officers
     As market and Company-specific challenges continued during the second half of 2007, we believed that it was paramount to maintain our key leadership during a time of significant change and transition. Accordingly, beginning in November 2007, we implemented a retention program to enhance our ability to retain key employees. Our retention program is described in the section “Retention Program” on page 18. Among our named executive officers, only Mr. Gissinger participated in the retention program in 2007 since he was not a named executive officer at that time. Participation for our named executive officers was postponed to allow the Compensation Committee to further consider the appropriate size and form of any retention awards to them under the program. In January 2008, Bank of America announced its planned acquisition of Countrywide. In light of the anticipated change in control, we determined that the retention of key management personnel was even more important during this period of transition, and accordingly, included the other named executive officers in our retention program. As part of our retention program, Messrs. Sieracki, Sambol and Garcia received the following:
•	A special grant of cash-settled RSUs that are to vest over three years

•	A cash retention payment that was paid on March 14, 2008
      Mr. Mozilo chose not to participate in the retention program.
Oversight and Authority over Executive Compensation
     The Compensation Committee. Under its charter, the Compensation Committee has the sole authority to determine and approve compensation for our Chief Executive Officer and each of our other executive officers. The Compensation Committee, which is comprised solely of independent directors and provides reports to the Board of Directors, oversees our benefit and incentive plans, evaluates the performance of our executive officers, and reviews and approves our compensation programs on an annual basis. The Compensation Committee is also responsible for setting the compensation for the members of our Board of Directors and the board of directors of our subsidiary, Countrywide Bank, FSB.
     With respect to compensation for each of our named executive officers (other than Messrs. Mozilo and Sambol), the Compensation Committee, with assistance from its independent consultant (described below), reviews recommendations from Mr. Sambol regarding compensation targets and goals, considers each executive’s performance in light of the goals set for him or her and determines each executive’s compensation. In addition to market compensation data and other compensation analyses, the Compensation Committee is provided tally sheets to facilitate its final decisions.
     Role of Management in Establishing Compensation. Mr. Sambol reviews compensation data and analysis for each component of executive compensation for our named executive officers (other than with respect to his own compensation and that of Mr. Mozilo), including target levels and payout amounts for annual incentive awards. This information, including the competitive information used to support it, is typically provided by our Human Resources and Compensation and Benefits staff (sometimes with assistance from management’s compensation consultants, described below). Mr. Sambol also discusses individual performance and recommended compensation levels with other senior executives before making any final recommendations. Mr. Sambol, following consultation with Mr. Mozilo (and with support from our Human Resources management and Chief Administrative Officer), then makes recommendations to the Compensation Committee regarding each component of executive compensation for our named executive officers (other than with respect to his own compensation and that of Mr. Mozilo). No executive officer has any role in approving his or her own compensation.
     Consultant to the Compensation Committee. The Compensation Committee has the authority to retain the services of outside consultants to assist it in performing its responsibilities. In early 2006, the Compensation Committee tightened the independence standards it applied to its compensation consultants. Since its then-current consultant, Hewitt Associates LLC, also provided services to the Company, although unrelated to its services for the Compensation Committee, the Committee terminated its relationship with Hewitt. The Compensation Committee then engaged Exequity LLP as a compensation consultant. During 2007, Exequity provided data on the compensation and relative performance of peer group companies to the Compensation Committee, recommended compensation programs, made presentations on regulatory and legislative matters affecting executive compensation, provided opinions on the degree to which compensation arrangements are consistent with market practices and our objectives, and consulted on other compensation matters as needed. Exequity has only provided services to the Compensation Committee since its engagement.
      Consultant to Management. Our management has retained the services of Towers Perrin Forster & Crosby, Inc. to assist management with compensation design and analysis for our executive employees. During 2007, Towers Perrin provided market data to assist management with its benchmarking of peer group companies, responded to technical and compensation design requests and assisted with other compensation and benefit matters. In addition, during 2007 Towers Perrin interacted only with management and did not make any recommendations to the Compensation Committee or Exequity.

Objectives, Components and Review of Executive Compensation
     Our compensation objectives consist of:
•	Attracting and retaining the highest level of executive talent through payment of competitive compensation

•	Paying for performance

•	Aligning our compensation programs with the interests of our stockholders
     Depending upon our particular business environment, in different years we may prioritize different objectives. For instance, during our rapid growth period, we placed primary emphasis on paying for performance and aligning pay decisions with the interests of our stockholders, comfortable that our overall compensation practices would ensure sufficient retention of our key leadership.
     Our executive compensation program consists of the following five components:
•	Base salary

•	Annual incentive awards and other bonuses

•	Equity awards

•	Benefits and perquisites

•	Post-employment compensation and benefits
     These components are intended to work together to compensate and reward our named executive officers based upon the Company’s overall performance and each executive’s individual performance during the year. In assessing total compensation, we review each component and consider and evaluate the mix and value, including benefits and perquisites, in light of the competitive market for executive talent. We intend for a substantial portion of each named executive officer’s compensation to consist of performance-based incentive pay. As a reflection of our objective to pay for performance, we set 2007 target compensation opportunities such that performance-based incentive compensation would represent approximately 80 to 90% of the total target compensation for each of our named executive officers.
Evaluating Competitiveness of Our Compensation Programs
     We believe our compensation programs should achieve a mix of performance-based pay while providing competitive base salaries, benefits and post-employment compensation and benefits for retention purposes. In order to provide competitive compensation, we (1) review the compensation levels and practices of a peer group and (2) benchmark all elements of compensation for our named executive officers. (Our target positioning for each named executive officer is discussed under the caption “Summary of 2007 Compensation Actions” beginning on page 9). Generally, each element of pay is determined in large part using the target positioning set for each of the named executive officers. We also review and consider an executive officer’s potential, scope and breadth of responsibilities, recent promotions, and internal pay equity when determining certain elements of compensation such as base salary, annual incentives and equity awards, which can lead to adjustments from the benchmark data.
     Because of the unique nature of our business, there are very few companies of similar size that operate in each of our various lines of business. Accordingly, and to ensure a robust sample of data, we consider a group of diversified financial services companies that engage in one or more of our key business segments: mortgage lending, banking, and investment banking operations. We generally consider organizations with assets within a reasonable range of our own, since asset size tends to be the financial metric most closely correlated to pay practices among diversified financial companies, and is the primary financial measure provided in financial services industry compensation surveys. We also consider other size and performance measures in assessing potential peer companies, such as revenues, net income, and market capitalization.
     When reviewing pay levels at our peer companies, we gather information about executive compensation and practices using publicly available information. Since publicly available information covers a limited number of executive positions, we also review pay levels and pay practices among a group broader than our peer group of similarly-sized financial services organizations using published compensation surveys.
     The peer group we used to benchmark 2007 compensation was as follows:

2007 Peer Group
•	American Express Company

•	The Bank of New York Mellon Corporation

•	Capital One Financial Corp.

•	Keycorp

•	Lehman Brothers Holdings, Inc.

•	Merrill Lynch & Co, Inc.

•	National City Corporation

•	The PNC Financial Services Group, Inc.

•	SLM Corporation

•	SunTrust Banks, Inc.

•	U.S. Bancorp

•	Wachovia Corporation

•	Washington Mutual, Inc.

•	Wells Fargo & Company
     The Compensation Committee regularly reviews this group and makes any modifications necessary to ensure the group most closely resembles our competitive market for executive talent. Given the evolving business environment and our changing business, the Compensation Committee is continuing to evaluate possible changes to the peer group for 2008.
Summary of 2007 Compensation Actions
     In summarizing 2007 compensation actions, we have provided tables below that illustrate how the Compensation Committee viewed certain compensation information. The compensation information in these tables differs from and is not a substitute for the information presented in the “Summary Compensation Table” on page 24.
Employment Agreements with Messrs. Mozilo and Sambol
     We have entered into employment agreements with both Mr. Mozilo, our Chairman of the Board and Chief Executive Officer, and Mr. Sambol, our President and Chief Operating Officer, that cover fiscal years 2007 through 2009. We do not have employment agreements with any other officer of the Company.
     Employment Agreement with Mr. Mozilo
     As we discussed in our 2007 proxy statement, in December 2006 we entered into a new employment agreement with Mr. Mozilo to secure his continued services as our Chief Executive Officer. Mr. Mozilo planned on retiring at the expiration of his prior agreement in December 2006, but our Board of Directors believed it was in our best interests for Mr. Mozilo to continue to serve as our Chief Executive Officer for an additional three year term.
     During our period of significant growth prior to 2007, we targeted Mr. Mozilo’s base salary, annual incentives and long-term performance awards at or above the 90th percentile of compensation for similar executives in our peer group. We chose this position based on Mr. Mozilo’s status, knowledge and reputation as a top leader in the industry as well as his contributions to creating stockholder value over his tenure with us. Under the terms of Mr. Mozilo’s new employment agreement, we reduced the targets for Mr. Mozilo’s base salary, annual incentive awards and equity awards so that if he achieved the specified target performance levels, he would be compensated at approximately the 75th percentile of compensation for similar executives in our peer group.
     The table below sets forth amounts for the following elements of Mr. Mozilo’s 2006 actual and 2007 target and actual compensation. All of Mr. Mozilo’s 2007 compensation was paid pursuant to the terms of his employment agreement.

				2006 (actual) -			2006 (actual) -
				2007 (target) %			2007 (actual) %
Components	2006 (actual)		2007 (target)	Change	2007 (actual)		Change
Base Salary	$2,900,000	[1]	$1,900,000	-34%	$1,900,000		-34%
Annual Incentive	$20,461,473		$4,000,000	-80%	$0		-100%
Equity Awards	$19,012,000		$10,000,000	-47%	$10,000,036	[2]	-47%
Total Direct Compensation	$42,373,473		$15,900,000	-62%	$11,900,036		-72%

[1]	Reflects Mr. Mozilo’s annualized base salary for 2006.

[2]	Reflects the annual equity award set by the terms of Mr. Mozilo’s employment agreement and does not include the one-time $10 million employment term extension award of RSUs that Mr. Mozilo received during 2007.
     2007 Base Salary. Mr. Mozilo’s base salary was $1.9 million (a reduction of $1 million from 2006).
     2007 Annual Incentive Award. In prior years, Mr. Mozilo’s cash bonus pursuant to his employment agreement was determined by adjusting his previous year incentive by the year-over-year percentage change in the Company’s diluted earnings per share (“EPS”), and the formula for his annual incentive award did not contain target or maximum payout levels. Under the terms of Mr. Mozilo’s new employment agreement, his annual incentive award for 2007 was targeted at $4 million and capped at $10 million. The incentive award is determined by our corporate return on equity, which is net income divided by stockholders’ equity (“ROE”), as shown in the table below. ROE is a measure of performance commonly used by stockholders, analysts and our management to assess the overall effectiveness and success of financial service institutions and an incentive plan measure used by a number of our competitors. We believe ROE, in combination with net income, is an appropriate assessment of our overall profitability and our efficiency in generating earnings.

If Company’s ROE is	Mr. Mozilo’s Share Rate on Net Income Above ROE Target equals
<10%	0.00% of Net Income
10%-12%	0.44% of Net Income over 10% ROE
>12%	0.44% of Net Income between 10% and 12% ROE
plus 0.64% of Net Income over 12% ROE
     Mr. Mozilo did not earn an annual incentive award for Fiscal 2007 because the Company’s ROE fell below the threshold level.
     2007 Annual Equity Award. The grant date fair value of Mr. Mozilo’s annual equity award was $10 million. We granted half of this value in SARs that time-vest ratably over three years, and we granted the other half in RSUs that vest ratably over three years, so long as the Company achieves a 12% ROE threshold for the associated fiscal year. Because the Company’s ROE was below the 12% ROE threshold in 2007, one-third of Mr. Mozilo’s 2007 RSU grant was forfeited.
     2007 Special Term Extension Award. We made a one-time award of RSUs to Mr. Mozilo having a grant date fair value of $10 million in consideration for Mr. Mozilo postponing his retirement and extending his term as Chief Executive Officer beyond December 31, 2006. One half of these RSUs would vest on December 16, 2009 if Mr. Mozilo remains continuously employed by the Company through this date. The other half of these RSUs would vest if Mr. Mozilo remains continuously employed through December 16, 2009, but only if (1) our total stockholder return exceeds the 50th percentile of total stockholder return performance of the S&P Financial Services Index over the period from January 1, 2007 through December 31, 2009 and (2) Mr. Mozilo remains continuously employed with the Company through the vesting date.
     Employment Agreement with Mr. Sambol
     In March 2007, we entered into a new employment agreement with Mr. Sambol to reflect his promotion to President and Chief Operating Officer. Mr. Sambol’s new employment agreement was negotiated on behalf of the Company by Mr. Mozilo and the Compensation Committee. In 2006, Towers Perrin conducted a pay study of peer companies for the Company that assessed appropriate pay positioning for Mr. Sambol given his new role and developed preliminary recommendations based on that information. Following additional negotiations, the Compensation Committee approved the terms of Mr. Sambol’s compensation package and the agreement was endorsed by the Board. The peer group used by the Compensation Committee while negotiating Mr. Sambol’s new employment agreement was identical to the peer group disclosed on page 9.

     Similar to Mr. Mozilo, we historically targeted Mr. Sambol’s total compensation at the 75th to 90th percentile of compensation for similar executives in our peer group. In Mr. Sambol’s new employment agreement, we reduced the target positioning for each of his compensation elements to the 75th percentile of compensation for similar executives in our peer group. Despite this reduction in target positioning, Mr. Sambol received increases in his target compensation as a result of benchmarking to his new role as President and Chief Operating Officer.
     The table below sets forth amounts for the following elements of Mr. Sambol’s 2006 actual and 2007 target and actual compensation. All of Mr. Sambol’s 2007 compensation was paid pursuant to the terms of his employment agreement.

			2006 (actual) -		2006 (actual) -
	2006	2007	2007 (target) %	2007	2007 (actual) %
Components	(actual)	(target)	Change	(actual)	Change
Base Salary	$1,200,000 [1]	$1,400,000	17%	$1,400,000	17%
Annual Incentive	$5,250,000	$3,870,000	-26%	$2,625,000 [2]	-50%
Equity Awards	$7,705,970	$9,000,000	17%	$9,000,023	17%
Total Direct Compensation	$14,155,970	$14,270,000	1%	$13,025,023	-8%

[1]	Reflects Mr. Sambol’s annualized base salary for 2006.

[2]	Reflects a special cash bonus of $2.6 million paid in connection with the execution of Mr. Sambol’s new employment agreement; Mr. Sambol did not earn an annual incentive award for Fiscal 2007.
     In addition to the compensation that Mr. Sambol received in 2007, he also participated in our retention program in January 2008 described in the section “Retention Program” on page 18.
     2007 Base Salary. Mr. Sambol’s base salary was $1.4 million per year, an increase of $200,000 per year over his salary as Executive Managing Director, Business Segment Operations.
     2007 Annual Incentive Award. For 2007, the target value of Mr. Sambol’s annual incentive award of $3.9 million was set at the 75th percentile of the compensation for similar executives in our peer group. The maximum award he was eligible to receive was $6.3 million. Mr. Sambol’s annual incentive award is based on ROE as shown in the following table.

If Company’s ROE is	Mr. Sambol’s Share Rate on Net Income Above ROE Target equals
<10%	0.00% of Net Income
10%-12%	0.275% of Net Income over 10% ROE
>12%	0.275% of Net Income between 10% and 12% ROE plus
0.40% of Net Income over 12% ROE
     In addition, for 2007, if the Company’s EPS was equal to or greater than $4.30 per share, then Mr. Sambol’s annual incentive award would have been the greater of $5.25 million or the amount determined according to the table above. Mr. Sambol did not earn an annual incentive award for Fiscal 2007 because the Company’s ROE fell below the threshold target.
     2007 Annual Equity Award. For 2007, Mr. Sambol’s annual equity award had a grant date fair value of $9 million. Half of this value was granted in SARs time-vesting ratably over three years and the other half of the award was granted in RSUs that vest ratably over three years if the 12% ROE threshold is met for the associated fiscal year. Because the Company’s ROE fell below the threshold level in 2007, one-third of the 2007 RSU grant has been forfeited.
     Special Cash Bonus. Pursuant to the terms of his employment agreement, Mr. Sambol received a special cash bonus of $2.6 million in 2007. The Compensation Committee determined that, with the departure of Mr. Sambol’s predecessor, Mr. Sambol spent a considerable portion of 2006 fulfilling the additional responsibilities of President and Chief Operating Officer, while his 2006 incentive plan targets were calibrated to compensate him under his prior role as Executive Managing Director, Business Segment

Operations. This special cash bonus was intended to compensate Mr. Sambol for the difference between what he would have earned in 2006 under the incentive plan as President and Chief Operating Officer versus what he earned in 2006 under the incentive plan in his prior role.
     Other Named Executive Officers
     We target each element of compensation for Messrs. Sieracki, Garcia and Gissinger (who we sometimes refer to in this CD&A as the “other named executive officers”) between the 50th and 75th percentiles of compensation for similar executives in our peer group. We also review and consider their potential, the scope and breadth of their responsibilities, their recent promotions, and internal pay equity when determining certain elements of compensation such as base salary, annual incentives, and equity awards. While benchmarking and target positioning offer guidance on relative levels and ranges of compensation that may be appropriate for a particular executive, the individual’s specific performance and expected contributions are also important.
     The tables below summarize amounts for 2006 actual and 2007 target and actual compensation for each of the other named executive officers.
     Eric P. Sieracki

				2006 (actual) -			2006 (actual) -
				2007 (target) %			2007 (actual) %
Components	2006 (actual)		2007 (target)	Change	2007 (actual)		Change
Base Salary	$700,000	[1]	$726,250	4%	$726,250	[1]	4%
Annual Incentive	$856,350		$1,500,000	75%	$0		-100%
Equity Awards	$1,580,903		$2,000,000	27%	$2,750,138	[2]	74%
Total Direct Compensation	$3,137,253		$4,226,250	35%	$3,476,388		11%

[1]	Reflects Mr. Sieracki’s annualized base salary for 2006 and 2007, as applicable.

[2]	Includes a special performance-based RSU award of $750,000 as described in the section “2007 Special Awards” on page 15.
     Carlos M. Garcia

				2006 (actual) -			2006 (actual) -
				2007 (target) %			2007 (actual) %
Components	2006 (actual)		2007 (target)	Change	2007 (actual)		Change
Base Salary	$900,000	[1]	$933,750	4%	$933,750	[1]	4%
Annual Incentive	$2,696,378		$2,900,000	8%	$0		-100%
Equity Awards	$1,580,903		$2,000,000	27%	$2,000,130		27%
Total Direct Compensation	$5,177,281		$5,833,750	13%	$2,933,880		-43%

[1]	Reflects Mr. Garcia’s annualized base salary for 2006 and 2007, as applicable.

     Andrew Gissinger III

				2006 (actual) -			2006 (actual) -
				2007 (target) %			2007 (actual) %
Components	2006 (actual)		2007 (target)	Change	2007 (actual)		Change
Base Salary	$650,000	[1]	$750,000	15%	$750,000	[1]	15%
Annual Incentive	$2,066,843		$2,500,000	21%	$0		-100%
Equity Awards	$1,185,677		$2,000,000	69%	$4,149,406	[2]	250%
Total Direct Compensation	$3,902,520		$5,250,000	35%	$4,899,406		26%

[1]	Reflects Mr. Gissinger’s annualized base salary for 2006 and 2007, as applicable.

[2]	Includes $2,149,276 in cash-settled RSUs granted to Mr. Gissinger on November 1, 2007 as part of our retention program. See section “Retention Program” on page 18.
     In addition to the compensation that Messrs. Sieracki and Garcia received in 2007, they also participated in our retention program in January 2008 described in the section “Retention Program” on page 18. Mr. Gissinger participated in the initial phase of our retention program in November 2007.
     Total target direct compensation for each of Mr. Sieracki and Mr. Gissinger increased 35% for 2007, as illustrated in the tables above, although actual compensation fell below target as a result of Company performance falling below threshold level. The target compensation increase for Mr. Sieracki reflected his increased role upon the departure of our former President and Chief Operating Officer, and was intended to position his target compensation more closely with other chief financial officers within our peer group. Mr. Gissinger’s target compensation increase reflected his increased role in managing our mortgage lending operations.
     2007 Base Salary. For Messrs. Sieracki, Garcia and Gissinger, Mr. Sambol recommends base salaries to the Compensation Committee in connection with annual performance reviews. The Compensation Committee typically reviews and approves salary increases at a meeting in the first quarter, with increases effective June 1. Salary changes are based upon the executive’s then-current salary, competitive market factors in our peer group, the scope of the executive’s responsibilities, Company performance, the executive’s performance and the executive’s length of service in the position.
     In June 2007, we increased the salaries of our other named executive officers by approximately 4%, except for Mr. Gissinger who received a 15% increase due to his enhanced role in overseeing our mortgage lending operations. The 4% increase was consistent with the 2007 annual budget for our non-executive employees. When we set target compensation for 2007 in the first quarter, we believed any additional compensation should be performance-based and, therefore, “at-risk.”
     2007 Annual Incentive Awards. Annual incentive awards in the form of cash bonuses to all of our named executive officers are made pursuant to a stockholder-approved Annual Incentive Plan (though a portion of Mr. Mozilo’s award may be made pursuant to our Supplemental Annual Incentive Plan) and each award is subject to certain performance criteria. Under special circumstances we may elect to pay a portion of the annual incentive award in restricted stock to assist with retention of our executives. Annual incentive awards are paid after fiscal year-end results are finalized and after the Compensation Committee approves the Company’s performance and the named executive officer’s achievement of his individual goals and objectives.
     Performance measures for annual incentive awards made to Messrs. Sieracki, Garcia and Gissinger are based on the Company’s EPS performance. EPS is another performance measure used widely in our industry and, we believe, is a readily available and transparent measure for both the executives who participate in this plan as well as our stockholders. In 2006, Mr. Garcia’s and Mr. Gissinger’s annual incentives were based on a combination of EPS and business unit goals. Due to management changes in 2006, these executives gained broader organization-wide responsibilities, and consequently we modified their 2007 annual bonus framework to emphasize EPS rather than business unit performance. The formulas for the annual incentive awards are recommended by Mr. Sambol upon consultation with Mr. Mozilo and are then approved by the Compensation Committee. When Mr. Sambol makes performance recommendations to the Compensation Committee for its approval, he does so with the belief that achievement of all goals will be:
•	At least at threshold levels: More likely than not to occur, but not certain;

•	At target levels: Challenging, yet achievable; and

•	Above target levels: Unlikely, but not impossible.

	Threshold	Target	Maximum		Actual
2007 EPS	$3.30	$4.30	$5.30		-$2.03
2007 Payout as a % of Target	30%	100%	200%		0%
2006 EPS	$3.80	$4.30	$4.80	[1]	$4.30
2006 Payout as a % of Target	65%	100%	200%	[1]	100%

[1]	For Mr. Gissinger in 2006, the maximum EPS payout as a percent of target was 150%. For Mr. Garcia in 2006, the maximum EPS target was $4.55 and the maximum payout as a percent of target was 150%.
     The calibration of our Annual Incentive Plan payout structure was changed in 2007 to reflect the difficulty in repeating our record performance in 2006. The 2007 structure required a lower threshold of performance to achieve an annual incentive payment, but the annual incentive payment upon achievement of threshold performance was significantly lower. Better performance was required to achieve the maximum award. We kept the target the same, while expecting it would be more difficult to achieve that level again. The change to the overall pay-for-performance relationship and the range was intended to motivate our executives to achieve superior performance while maintaining ongoing engagement and focus if results fell below expectations.
     In addition to corporate EPS performance, we have developed a talent management index as a means to measure our enterprise-wide progress to attract, select, manage and retain talent and a governance index in support of our organization-wide governance structure. An executive’s annual incentive earned through the EPS formula can be reduced by up to 10% for failure to achieve each of these two metrics. The talent management and government indices did not influence 2007 annual incentive compensation, as no annual incentive awards were received for 2007.
     The annual incentive targets and awards for the other named executive officers in 2007 were as follows:

Name	Threshold	Target	Maximum	Actual
Eric P. Sieracki	$360,000	$1,500,000	$3,000,000	$0
Carlos M. Garcia	$696,000	$2,900,000	$5,800,000	$0
Andrew Gissinger III	$600,000	$2,500,000	$5,000,000	$0
     2007 Annual Equity Awards. Equity incentive awards to our named executive officers are made pursuant to our stockholder-approved 2000 Equity Incentive Plan and our 2006 Equity Incentive Plan. Our equity incentive compensation is intended to ensure the retention of our executives throughout the vesting period and term of the award. In addition, our equity plans are designed to promote a performance-based culture and align the interests of our executives with those of our stockholders through equity ownership.
     The Compensation Committee annually reviews our equity plans and programs to consider which equity award vehicles will meet our objectives and create the most efficient long-term incentives, taking into account stockholder dilution, the rate at which we issue equity under our plans, tax impact of awards for the Company and the named executive officer, risk/reward profile of the named executive officer’s total compensation package, total expense, compensation practices among our peer group, and perceived value of the rewards. In determining the appropriate level of equity compensation for a named executive officer, we determine the appropriate dollar amount of equity compensation and then convert that value into a specific number of shares, units, options, or SARs, as applicable, based on the fair market value of our common stock on the date of grant. Using this methodology, equity compensation has been a key element in achieving our targeted pay objectives.

     Mr. Sambol recommended annual equity awards for each of the named executive officers (other than himself and Mr. Mozilo) to the Compensation Committee. The 2007 annual equity grants to Messrs. Sieracki, Garcia and Gissinger were determined based on individual executive performance and competitive considerations — namely, achieving our targeted positioning of 50th to 75th percentile of compensation for similar executives in our peer group. Equity awards for Messrs. Mozilo and Sambol are made pursuant to their employment agreements.
     In 2006, our entire annual equity grant was awarded in the form of SARs. In 2007, we altered our equity mix to 50% time-vested SARs and 50% performance-based RSUs. This change was made for two primary reasons: (1) we believed that the mix of equity awards granted to Messrs. Mozilo and Sambol and the other named executive officers should be consistent and should support the same prospective performance and retention objectives, and (2) we believed there was a demonstrable need to balance the upside potential of SARs with the retention benefits associated with RSUs. In addition, because our RSUs are performance-based (given the minimum ROE vesting requirement), they further support our executive compensation program’s pay-for-performance orientation. The 2007 SAR grant vests in equal installments over three years. These SARs are stock-settled and allow the holder to receive an amount of our common stock on the exercise date equal to the appreciation in the value of the common stock since the date of grant. The Compensation Committee decided to issue SARs rather than stock options because SARs accomplish the same compensation objectives as stock options, but are less dilutive than options. The 2007 RSUs vest in equal installments over three years if our ROE exceeds 12% in each year and the executive is still employed by the Company at the time of vesting. If the annual performance goal is not met, the RSUs are forfeited. Our ROE for 2007 was below the 12% threshold. Consequently, Messrs. Sieracki, Garcia and Gissinger each forfeited the portion of the 2007 RSU grant that was scheduled to vest on April 1, 2008.
     2007 Special Awards. In recognition of Mr. Sieracki taking on additional responsibilities in 2006 following the departure of our former President and Chief Operating Officer, the Compensation Committee awarded him an additional grant of performance-based RSUs with a grant date value of $750,000. This award carries the same terms and conditions as described above. In addition, the value of the award was intended to bring Mr. Sieracki’s total annual compensation more in line with compensation provided to other chief financial officers within our peer group and to recognize his performance after the departure of our former President and Chief Operating Officer. Because Company performance in 2007 was below threshold level, Mr. Sieracki forfeited the portion of the RSUs that was scheduled to vest on April 1, 2008.
     As discussed below, in November 2007, Mr. Gissinger participated in our retention program in which he received (1) a special grant of cash-settled RSUs with a grant date fair value of $2.1 million and which vest 50% after the first anniversary and 25% after each of the second and third anniversaries, and (2) the right to a cash retention payment in the amount of $1.3 million, so long as he remained employed by the Company until March 14, 2008. Since Mr. Gissinger remained employed by the Company through this date, he received the cash retention payment on March 14, 2008. Mr. Gissinger participated in the initial phase of the retention program because at the time of the adoption of the program he was not a named executive officer.
      Benefits and Perquisites
     We believe that offering our named executive officers certain benefits and perquisites facilitates the operation of our business and assists us in recruiting and retaining key executives. We believe the benefits to us of providing these benefits and perquisites outweigh their costs. We also believe that the benefits and perquisites offered to our named executive officers are generally consistent with practices among companies in our peer group, as well as large companies within broader industry segments. It is our intention to periodically assess our business needs and evolving compensation practices to ensure that our benefit and perquisite offerings are competitive and in the best interests of our stockholders. During 2006, we conducted, with Compensation Committee oversight, a thorough review of executive benefits and perquisites, taking into account the practices of our peer group. In 2006 and 2007, a number of changes to our benefit and perquisite program were implemented to better align with current and evolving practices.
     The table below summarizes our key benefit and perquisite programs for our named executive officers, and additional detail can be found in the Summary Compensation Table on page 24:

Perquisite	Description	Status	Named Executive Officer Participation

Auto Program	Leased auto or allowance provided and includes maintenance and licensing fees	Closed to new participants effective September 2006	All named executive officers

Executive Country Club Membership	Payment of initiation fees and monthly club dues	Closed to new participants effective September 2006	Messrs. Mozilo, Sambol, Sieracki and Gissinger

Executive Physical Program	Company-paid comprehensive physical examination	Active	All named executive officers

Executive Financial Planning Program	Personal financial planning services, including tax preparation	Active	All named executive officers

Personal Use of Corporate Aircraft	Use of Company aircraft for personal use	Active only for CEO and President & COO in accordance with Company security policy	Messrs. Mozilo and Sambol are required to use private aircraft for all travel pursuant to Company security policy, whether business or personal

		Permission required for all other officers	Permission required for all other officers

Supplemental Disability	Provides coverage in excess of benefits provided under the Company’s group long term disability plan	Active	Messrs. Sambol, Sieracki, Garcia and Gissinger

Executive Life	Provides coverage in excess of the Company’s basic life insurance coverage	Active	Messrs. Sambol, Sieracki, Garcia and Gissinger

Post-Employment Compensation and Benefits
      Retirement Benefits
     We believe that our retirement benefits serve an important role in the retention of our named executive officers. Each of our retirement benefit plans has been designed to be consistent with practices among our peer group. The Compensation Committee regularly evaluates the competitiveness and cost of our plans to ensure that they are consistent with current market practices. Due to recent changes in market practices, we are currently transitioning from defined benefit to defined contribution plans; none of our defined benefit plans are available to newly-hired executives. Each of our named executive officers participates in one or more of a number of our supplemental programs. The table below describes the retirement benefits that we currently offer.

Named Executive
Benefit Program	Eligibility	Benefit	Rationale	Officer Participation

Executive Contribution Account Plan	Select executives who do not participate in the Company’s Supplemental Executive Retirement Plan (“SERP”)	Annual Company contribution of 1-5% of eligible compensation	Additional source of post-employment income. Replacement for income provided by the SERP	Mr. Gissinger

Executive Deferred Compensation Plan	Employees with base salary in excess of $150,000	May defer up to 50% of base salary that exceeds Internal Revenue Code compensation limit and up to 100% of incentive awards	Opportunity to plan for retirement and defer taxation	Voluntary participation All named executive officers are eligible

     Some of our named executive officers also participate in retirement benefit plans that are no longer open to new participants.

Named Executive
Benefit Program	Eligibility	Benefit	Rationale	Officer Participation

Defined Benefit Pension Plan	All employees hired before January 1, 2006	Defined percentage of average base salary	Source of post-employment income	All named executive officers

Supplemental Executive Retirement Plan (the “SERP”)	Certain executives that were participants on or before December 31, 2005	70% of average annual salary less offsets for those in plan before 1998 and 20% to 33.3% of average annual salary for participants eligible after 1997	Additional source of post-employment income to restore benefits lost due to statutory limits on the qualified defined benefit pension plans	Messrs. Mozilo, Sambol, Sieracki and Garcia
     Enhanced SERP (Mozilo only). As part of Mr. Mozilo’s employment agreement with us, we have agreed to provide Mr. Mozilo with an enhanced retirement benefit under the SERP. Mr. Mozilo’s enhanced SERP benefit is generally governed by the terms of the regular SERP, with certain important exceptions. For example, in all cases other than following termination of Mr. Mozilo’s employment by the Company for cause, Mr. Mozilo’s enhanced SERP benefit is measured in terms of both his base salary and his annual incentive awards. In contrast, benefits under the regular SERP are based solely on base salary. In order to manage the potential cost of Mr. Mozilo’s enhanced SERP, his enhanced SERP benefit cannot exceed an amount equal to $3.0 million per year, less certain offsets. Mr. Mozilo is currently entitled to receive payments under the SERP of $2.1 million annually. During 2007, this $2.1 million payment was automatically deferred to optimize the amount of his annual compensation that we can deduct for Internal Revenue Code §162(m) purposes.
      Severance Benefits
     With the exception of Messrs. Mozilo and Sambol, who are entitled to severance payments under their employment agreements, we do not have special executive agreements or programs for severance benefits for any named executive officers other than what is provided by:

•	The benefit plans in which the named executive officers participate

•	Our general severance policy in non-change in control situations

•	Our Change in Control Severance Plan
     A description of the potential payments to each of our named executive officers triggered upon termination or a change in control, can be found in the “Potential Payments Upon Termination or Change in Control” section on page 41.
     Reflecting our belief that stability in the roles of Chief Executive Officer and President and Chief Operating Officer is vital to the long-term success of our business, the employment agreements for Messrs. Mozilo and Sambol provide for severance payments upon termination of their employment in certain circumstances.
     Pursuant to a January 2008 letter agreement with the Company, Mr. Mozilo agreed to waive his right to receive any cash severance and pro rata bonus payments under his employment agreement upon a termination of his employment by him for any reason or by the Company without “cause” (as “cause” is defined in his employment agreement) following completion of the anticipated acquisition by Bank of America. Such severance payments would have equaled approximately $36.4 million. In addition, effective upon completion of the Bank of America acquisition, Mr. Mozilo agreed to terminate his consulting agreement with the Company and waive his right to receive consulting fees totaling $400,000 per year, as well as certain benefits and perquisites (such as use of the corporate airplane, access to office and secretarial support, financial consulting services and the payment of country club dues).
     Messrs. Sieracki, Garcia and Gissinger are each participants in our Change in Control Severance Plan. We implemented our Change in Control Severance Plan in recognition of the importance to us and our stockholders of avoiding the distraction and potential loss of key management personnel in the event of a rumored or actual change in control transaction. We adopted our Change in Control Severance Plan in September 1996 to deliver typical market competitive benefits to all employees, including our executive officers. The Change in Control Severance Plan, which we have modified from time-to-time, provides severance payments based on a multiple of salary and bonus, and certain other benefits (including health and welfare continuation) for each of our employees who is a participant in the plan and who separates from employment with the Company under certain circumstances following a change in control (as defined in the Change in Control Severance Plan).
     In 2006, our Compensation Committee conducted a review of the Change in Control Severance Plan. The Compensation Committee retained Hewitt Associates to assess the design of the program and Lehman Brothers to advise on the appropriate definitional trigger for the change in control severance protections. While the analysis showed that the basic design of the change-in-control plan as it applied to the named executive officers was generally consistent with market practices, Hewitt recommended some adjustments to the plan.
     Accordingly, based on a recommendation by the Compensation Committee, the Board of Directors made several minor changes to the plan. Aside from these minor changes, the Board affirmed the basic design of the then-existing change-in-control plan in recognition of the continuing importance to us and our stockholders of avoiding the distraction and potential loss of key management personnel and other employees in the event of a rumored or actual change in control transaction.
     Retention Program
     During the second half of 2007, our stock price declined to levels below the exercise prices for our 2004, 2005 and 2006 annual stock option and SAR grants, which severely limited the incentive value of equity awards as our primary retention vehicle. As a result of this stock price decline and the uncertainty in our business environment, we believed we were at risk of losing key employees, and in fact, by the second half of 2007, a number of key employees had resigned or were actively being recruited by other companies. In response, the Compensation Committee implemented a broad-based retention program in November 2007 to motivate and retain our key talent. The initial phase of the program excluded the named executive officers listed in our 2007 proxy statement (Mr. Gissinger participated in the initial phase of the retention program because at the time he was not a named executive officer). Although the original intent was to include the named executive officers in the program, the Compensation Committee wanted additional time to consider the appropriate size and form of the awards made to those individuals. The design of the program was intended to balance a number of objectives, including stock use commitments to stockholders, available shares in the equity incentive plans, accounting treatment (especially the accounting impact of using cash-settled RSUs) and overall cost considerations.
     In January 2008, the Compensation Committee expanded the retention program to make the following benefits available to our named executive officers, other than Mr. Mozilo, who chose not to participate in the program:
•	Special Grant of Cash–Settled RSUs. Our special grant of RSUs was intended to motivate key employees, including our named executive officers, to remain with us over the next three years to assist us in managing our evolving business, market conditions, and overall macroeconomic developments. To ensure that awards were considered meaningful by recipients, the values generally reflected each employee’s most recent annual equity grant made in April 2007. We placed a greater emphasis on the first vesting year, so that fifty percent of the restricted stock units vest upon the first anniversary of grant and twenty-five percent vest upon each of the second and third anniversaries of grant. In addition, these units would settle in cash to prevent further dilution to stockholders. These awards vest based only on whether the recipient remains employed with us, which enhances the retention incentive of these awards.

•	Cash Retention Payment. As described above, our key executives did not receive a cash bonus for 2007 under our annual incentive program. Nonetheless, the Compensation Committee believed it was important to acknowledge the contributions of these executives and to send an important message to them that their recent and ongoing efforts are critical to our operational success. To support these objectives, the Compensation Committee approved special cash retention payments for key executives throughout the Company. These awards generally represented 50% of each executives’ 2007 annual cash incentive target, with certain exceptions to reflect critical skills and extraordinary contributions during a difficult transition. For example, the Compensation Committee awarded Mr. Sieracki a cash retention payment equal to 100% of his 2007 target bonus to reflect his significant contributions during the third and fourth quarters of 2007 when the industry’s and Company’s financial challenges were especially acute. The recipients were required to be employed by us through March 14, 2008 to receive the payment.
     Under our retention program, the named executive officers received the following retention awards:

	Cash–Settled RSUs		Cash Retention Payment
		Grant Date Fair		% of 2007
Name	Number of Units	Value[1]	Amount	Annual Incentive Target
Angelo R. Mozilo	—	—	—	—
David Sambol	335,126	$2,546,958	$1,935,000	50%
Eric P. Sieracki	148,945	$1,131,982	$1,500,000	100%
Carlos M. Garcia	148,945	$1,131,982	$1,450,000	50%
Andrew Gissinger III[2]	148,945	$2,149,276	$1,250,000	50%

[1]	Reflects the number of units multiplied by the fair market value on the date of grant.

[2]	In addition, as part of our retention program, the exercise periods of Mr. Gissinger’s 2004 and 2005 stock options were extended by two years and one year, respectively. The aggregate incremental fair value with respect to the extension of these stock options is $87,094, as determined in accordance with FAS 123R.

Summary of 2008 Compensation Actions
     In March 2008, the Compensation Committee determined the 2008 total target direct compensation for Messrs. Sieracki, Garcia and Gissinger. The 2008 base salary and equity-based awards for Messrs. Sieracki, Garcia and Gissinger remain unchanged from 2007 amounts. The 2008 target bonus amounts for Messrs. Sieracki, Garcia and Gissinger were set at $673,750, $1.8 million and $1.5 million, respectively, which constitute reductions of 55.1%, 39.1% and 42%, respectively, from their 2007 target bonus amounts. In 2008, the Compensation Committee will consider, in its discretion, the following performance objectives when determining the actual bonuses for Messrs. Sieracki, Garcia and Gissinger: operational objectives prior to completion of the planned acquisition by Bank of America, merger transition objectives, productivity, expense management and key employee retention. The Compensation Committee may also consider other objectives or criteria specific to each individual. Other than as noted below, the 2008 compensation levels and annual incentive awards for Messrs. Mozilo and Sambol remained unchanged from 2007 and are in accordance with the provisions of their employment agreements.
     The 2008 annual equity awards for Messrs. Sieracki, Garcia, and Gissinger were made pursuant to our 2006 Equity Incentive Plan and were cash-settled RSUs that vest in equal installments over three years instead of the SARs and performance-based RSUs granted in 2007. The Compensation Committee made this change to further enhance retention and since our stockholder-approved stock plans limit the number of shares available for employee equity awards granted under those plans. The remaining changes described above were made with the expectation of a continually challenging business environment during 2008.
     Additionally, as we previously reported in an SEC filing, we amended the terms of Mr. Sambol’s 2008 annual equity award that was provided pursuant to his employment agreement. Under the terms of the amendment, on April 1, 2008 Mr. Sambol received a performance-based RSU award with a grant date value of no less than $9.0 million instead of receiving (1) a performance-based RSU award with a grant date value of no less than $4.5 million and (2) time-vested SAR with a grant date value of no less than $4.5 million.
Process for Granting Equity Awards
     The Compensation Committee usually considers and approves equity awards in the first quarter of each year at regular or telephonic meetings. Since 2004, the grant date for the awards has been the first business day in April. In addition, the Compensation Committee has delegated to the Company’s Administrative Committee the authority to grant ad hoc awards for employees other than our executive officers from an equity pool previously authorized by the Compensation Committee. In general, the grant date for ad hoc awards is either (1) the first business day of the month following the month in which a new employee is hired or the decision to make the award was otherwise made or (2) if a new employee is hired on the first business day of the month, the date the new employee is hired. All ad hoc awards are reported to the Compensation Committee at the next regular meeting. In no case will an ad hoc award for a newly hired employee be effective prior to the recipient’s effective date of employment.
     Once each equity grant has been approved by the Compensation Committee, the award’s exercise price is determined under the methodology approved by the Compensation Committee and must be equal to the fair market value of the Company’s common stock on the grant date. Effective January 1, 2007, the fair market value of our common stock has been computed by using the closing market price of the common stock on the effective date of the award. It had previously been based on an average of the high and low prices on the effective date of the award and was changed to better conform to the SEC’s proxy disclosure rules.

Stock Ownership Guidelines
     In 2006, the Compensation Committee established stock ownership guidelines for our executive officers. These guidelines are designed to encourage our executives to hold a meaningful amount of our common stock and align their interests with those of our stockholders. The ownership guidelines are based on job title and, for each title, the recommended level of ownership is either (1) a fixed share amount or (2) a multiple of salary, whichever is lower. If multiple titles are held, the ownership guideline is the higher of the two. Shares that count toward satisfying the guideline include shares held outright, shares held in benefit plans and stock equivalents such as deferred compensation payable in stock. Executives are encouraged to comply with the guidelines within five years of their adoption (by 2011) or within five years of becoming an executive officer.
     The table below summarizes each named executive officer’s progress toward compliance with the fixed share guidelines as of April 4, 2008. The multiple of salary guidelines have been omitted from the table because they are currently higher than the fixed share guidelines. Messrs. Mozilo, Sieracki and Garcia have each surpassed his respective guideline.

	Fixed Share Amount	Number of Shares
Name	(Guideline)	Owned	% of Guideline
Angelo R. Mozilo	300,000	1,093,774 [1]	365%
David Sambol	200,000	75,278	38%
Eric P. Sieracki	50,000	182,482	365%
Carlos M. Garcia	50,000	507,401	1,015%
Andrew Gissinger III	50,000	1,857	4%

[1]	Excludes 129,891 shares of which Mr. Mozilo disclaims beneficial ownership.
Tax Deductibility under Section 162(m) of the Internal Revenue Code
     We generally intend for our compensation programs to provide compensation that is tax deductible to the Company, but we recognize that the best interests of the Company and its stockholders may at times be better served by compensation arrangements that are not tax deductible. Our stockholder-approved Annual Incentive Plan is designed and administered to qualify compensation awarded thereunder as “performance-based,” and therefore fully deductible pursuant to Section 162(m) of the Internal Revenue Code. Our 2000 and 2006 Equity Incentive Plans are also stockholder-approved, and in 2007 we began to award RSUs under those plans that are also intended to qualify for full deductibility under Section 162(m).
      In accordance with their employment agreements, Messrs. Mozilo and Sambol must defer certain amounts of their compensation that otherwise would not be currently deductible under Section 162(m). The compensation is deferred until such time as the limitations of Section 162(m) for Mr. Mozilo or Mr. Sambol no longer apply.
      In March 2007, the Compensation Committee approved a Supplemental Annual Incentive Plan. The plan was created to provide for payment of any annual incentive award earned by Mr. Mozilo in excess of $8 million (the limit under the Annual Incentive Plan). Any payment made under the Supplemental Annual Incentive Plan is not deductible under Section 162(m) and would be deferred until the limits of Section 162(m) no longer apply to Mr. Mozilo. In addition, the 2008 bonus program previously discussed was not established under our stockholder-approved Annual Incentive Plan, and therefore any awards earned under the 2008 bonus program would not qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code.
Accounting Standards
     Statement of Financial Accounting Standards No. 123R (revised 2004), Accounting for Share-Based Payment, requires a charge to compensation expense for the fair value of equity compensation awards. Grants of stock options, SARs, RSUs, and restricted shares under the Company’s 2000 and 2006 Equity Incentive Plans are accounted for under FAS 123R. The Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to Countrywide’s equity award programs.

Section 409A of the Internal Revenue Code
     Internal Revenue Code Section 409A requires nonqualified deferred compensation programs, such as Countrywide’s deferred compensation plans, to meet certain requirements regarding risk of forfeiture and election and distribution timing. The Internal Revenue Service previously issued proposed regulations regarding the application of Section 409A and companies were expected to comply in “good faith” with the proposed regulations. The Company and the Compensation Committee worked during 2007 to review the final regulations and consider the impact of the changes. While the affected plans have been operating under “good faith” compliance, the deadline for compliance with the final regulations has been postponed to December 31, 2008. In late 2007, the Company implemented transitional relief provisions that allowed participants to accelerate the distribution of their 2007 Plan Year incentive deferrals under the Executive Deferred Compensation Plan to within two weeks of their deferral. Mr. Sambol is the only named executive officer who elected to take advantage of this distribution acceleration.

COMPENSATION COMMITTEE REPORT
     The Compensation Committee of the Company’s Board of Directors has reviewed and discussed the foregoing Compensation Discussion and Analysis section of this Form 10-K/A with the Company’s management. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in this Form 10-K/A.
The Compensation Committee
Harley W. Snyder (Chair)
Robert J. Donato
Oscar P. Robertson
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     During Fiscal 2007, the following individuals served as members of the Compensation Committee: Harley W. Snyder, Robert J. Donato, and Oscar P. Robertson. Michael E. Dougherty and Henry G. Cisneros served as members of the Compensation Committee until their separation from the Board on June 13, 2007 and October 18, 2007, respectively. None of the foregoing individuals has ever served as an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also a director of the Company.

SUMMARY COMPENSATION TABLE
     The “Summary Compensation Table” below summarizes the compensation of the named executive officers for Fiscal 2007 and Fiscal 2006.

									Change in
									Pension Value
									& Nonqualified
								Non-Equity	Deferred
					Stock		Option	Incentive Plan	Compensation	All Other
Name & Principal		Salary	Bonus		Awards		Awards	Compensation	Earnings	Compensation		Total
Position(1)	Year	($)	($)(2)		($)(3)(4)		($)(3)(5)	($)(6)	($)(7)	($)(8)		($)
Angelo R. Mozilo	2007	1,900,000	—		4,218,539		3,400,885 (9)	—	1,116,360	176,513		10,812,297
Chairman of the Board and Chief Executive Officer	2006	2,866,667	—		1,103,745		26,669,172 (9)	20,461,473	10,961	643,205		51,755,223

Eric P. Sieracki	2007	715,313	—		408,540	(10)	816,188	—	270,231	41,016		2,251,288
Executive Managing Director and Chief Financial Officer	2006	658,333	—		—		593,660	856,350	246,301	251,401		2,606,045

David Sambol	2007	1,400,000	2,625,000	(11)	1,050,467		4,731,245	—	429,454	127,400		10,363,566
President and Chief Operating Officer	2006	1,116,667	—		26,118		5,111,432	5,250,000	254,549	214,613	(12)	11,973,379	(12)

Carlos M. Garcia	2007	919,688	—		233,452		895,830	—	319,373	47,264		2,415,607
Executive Managing Director, Enterprise Risk Management and Governance	2006	879,167	—		—		875,917	2,696,378	307,773	87,156		4,846,391

Andrew Gissinger III	2007	708,333	—		390,650		785,360	—	35,203	200,524		2,120,070
Executive Managing Director, Residential Lending and Insurance

(1)	Mr. Gissinger was not a named executive officer for Fiscal 2006. Accordingly, this table only reflects his compensation for Fiscal 2007.

(2)	Amounts earned by our named executive officers under our Annual Incentive Plan (and, if applicable, our Supplemental Incentive Plan) are reported in the “Non-Equity Incentive Plan Compensation” column. Incentive bonus formulas for such awards are specified in employment agreements or approved by our Compensation Committee.

(3)	The amounts reported reflect the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R and may include amounts from equity awards granted prior to and during the relevant fiscal year. Assumptions used in the calculation of these amounts are included in Note 2, Summary of Significant Accounting Policies, to our audited financial statements for Fiscal 2003, 2004, 2005, 2006 and 2007, which are included in our Annual Reports on Form 10-K for the respective years.

(4)	The amounts reported reflect restricted stock awards to the named executive officers granted pursuant to our 2000 Equity Incentive Plan and restricted stock units (“RSUs”) granted to the named executive officers pursuant to our 2000 and 2006 Equity Incentive Plans.

(5)	The amounts reported reflect stock options granted to Mr. Mozilo and stock appreciation rights (“SARs”) granted to the other named executive officers pursuant to our 2000 Equity Incentive Plan in Fiscal 2006 and SARs granted to all of the named executive officers pursuant to our 2000 and 2006 Equity Incentive Plans in Fiscal 2007. Amounts reported also reflect stock option grants to the named executive officers pursuant to our 1993 and 2000 Equity Incentive Plans.

Because Mr. Mozilo was eligible for retirement in Fiscal 2006, his Fiscal 2006 equity awards would have vested pursuant to his previous employment agreement had he retired during Fiscal 2006. As a result, the amount reported for Fiscal 2006 reflects the full grant date fair value of Mr. Mozilo’s equity compensation in Fiscal 2006. Mr. Mozilo’s Fiscal 2007 equity awards would not have vested upon his retirement pursuant to his 2007 employment agreement and accordingly, the amounts reported for Fiscal 2007 reflect only a portion of the grant date fair value of Mr. Mozilo’s equity compensation in accordance with FAS 123R.

In November 2007, the expiration dates of the equity awards made to Mr. Gissinger in Fiscal 2004 and Fiscal 2005 were extended two years and one year, respectively, and, as a result, the amount reported for Mr. Gissinger includes an additional $87,094 of incremental expense attributable to this modification. This extension was approved by the Compensation Committee on November 1, 2007 as part of the Company’s retention program.

(6)	For Mr. Mozilo, the amounts reported reflect non-equity incentive plan awards made pursuant to his employment agreement, our Annual Incentive Plan and, if applicable, our Supplemental Annual Incentive Plan. For Mr. Sambol, the amounts reported reflect non-equity incentive plan awards made pursuant to his employment agreement and our Annual Incentive Plan. The amounts reported for Messrs. Sieracki, and Garcia reflect non-equity incentive plan awards made under our Annual Incentive Plan. The named executive officers were not awarded amounts for Fiscal 2007 because their performance targets for such awards were not met.

(7)	The amounts reported consist of the following:

		Change in Actuarial Present Value				Above-Market or
		Increase in	Increase in			Preferential
		Actuarial	Actuarial			Earnings on
		Present Value	Present Value		Aggregate Change in	Deferred
		Pension Plan	SERP		Actuarial Present	Compensation	Total
Name	Year	(a)($)	(b)($)		Value ($)	(c)($)	($)
Angelo R. Mozilo	2007	127,749	946,313	(d)	1,074,062	42,298	1,116,360
	2006	111,789	(1,142,406	)(e)	(1,030,617)	10,961	10,961
Eric P. Sieracki	2007	19,186	249,248		268,434	1,797	270,231
	2006	23,059	222,882		245,941	360	246,301
David Sambol	2007	15,294	394,424		409,718	19,736	429,454
	2006	20,020	230,412		250,432	4,117	254,549
Carlos M. Garcia	2007	23,395	293,640		317,035	2,339	319,373
	2006	29,273	277,927		307,200	573	307,773
Andrew Gissinger III	2007	12,499	—		12,499	22,704	35,203

(a)	The amounts reported reflect the actuarial increase in the present value of each named executive officer’s benefits under our Defined Benefit Pension Plan, which we refer to as our Pension Plan.

(b)	The amounts reported for Messrs. Mozilo, Sieracki, Sambol and Garcia reflect the actuarial increase in the present value of each named executive officer’s benefits under our Supplemental Executive Retirement Plan (“SERP”). The amounts reported include amounts which the named executive officer may not have been entitled to receive in the relevant fiscal year because such amounts had not yet vested.

Mr. Gissinger elected to transfer the present value of his SERP benefit as of December 31, 2005 to the Executive Contribution Account Plan effective January 1, 2006.

(c)	The amounts reported reflect “above-market” earnings on compensation deferred by each named executive officer in our Executive Deferred Compensation Plan. Mr. Gissinger also received above-market earnings on amounts deferred pursuant to our Executive Contribution Account Plan.

(d)	Effective January 1, 2007, Mr. Mozilo commenced receipt of monthly SERP benefits. Under the SERP, a participant becomes entitled to receive payment of monthly benefits once the participant’s age and years of service equal 105. Mr. Mozilo attained such status in December 2006. Furthermore, because Mr. Mozilo’s benefit is not deductible by the Company under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), his benefits have been deferred until such time that they would be deductible. The deferred payments are credited with a fixed interest rate determined annually based on the Moody’s Corporate Average available to participants in the Executive Deferred Compensation Plan. Mr. Mozilo’s annual SERP benefit as of December 31, 2006 was $2,147,099. This amount will remain unchanged for the duration of his fifteen years of payments. The increase reflected in this column for Fiscal 2007 is a result of accrued earnings on the deferred amounts for the year, the receipt of benefit payments during the year and the discounting of the remaining payments.

(e)	Under the terms of the SERP and his employment agreement, Mr. Mozilo was entitled to a maximum SERP benefit of $3,000,000 per year minus the actuarial present value of his accrued benefits under the Pension Plan and the actuarial present value of Company contributions to his Executive Deferred Compensation Plan account. For Fiscal 2006, the actuarial present values of the Pension Plan benefits and Executive Deferred Compensation Plan Company contributions increased in comparison to their respective Fiscal 2005 values, causing the amount of Mr. Mozilo’s SERP benefit to decrease by a corresponding amount in comparison to his Fiscal 2005 SERP benefit amount. As a result, the change in actuarial present value of Mr. Mozilo’s SERP benefit for Fiscal 2006 was negative, and, consequently, the total aggregate change in actuarial present value for both the Pension Plan and the SERP Plan was negative. This negative number is not reflected in the Fiscal 2006 total reported in the “Summary Compensation Table” for Mr. Mozilo.
(8)	The amounts reported consist of the following:

				Registrant
		Perquisites		Contributions
		& Other		to Defined	Life
		Personal	Tax	Contribution	Insurance
		Benefits	Reimbursements	Plans	Premiums	Other	Total
Name	Year	(a)($)	(b)($)	(c)($)	($)	(d)($)	($)
Angelo R. Mozilo	2007	108,028	8,798	6,750	4,560	48,377	176,513
	2006	162,626	16,045	406,600	3,715	54,219	643,205
Eric P. Sieracki	2007	28,472	—	6,750	5,794	—	41,016
	2006	213,395	—	33,694	4,312	—	251,401
David Sambol	2007	113,629	1,981	6,750	5,040	—	127,400
	2006	117,852	18,336	31,183	5,040	42,202	214,613
Carlos M. Garcia	2007	32,954	—	6,750	7,560	—	47,264
	2006	34,496	595	45,975	6,090	—	87,156
Andrew Gissinger III	2007	47,367	—	145,509	4,648	3,000	200,524

(a)	The amounts reported reflect the aggregate incremental cost of perquisites and other personal benefits provided to the named executive officers, including the personal use of Company aircraft, payment of country club memberships, payments for automobiles, paid tax and investment advice, executive physicals, and recreational activities covered by us while the named executive officer traveled for business, including the expenses of spouses and guests. From time to time, the Company makes tickets to cultural and sporting events available to our named executive officers and other employees for business purposes. If not utilized for business purposes, they are made available to named executive officers and other employees for personal use, which use has no incremental cost to the Company.

Company Aircraft: The aggregate incremental cost of personal use of the Company’s aircraft for Mr. Mozilo in Fiscal 2007 was $44,454 and in Fiscal 2006 was $89,939. The aggregate incremental cost of personal use of the Company’s aircraft for Mr. Sambol in Fiscal 2007 was $62,574 and in Fiscal 2006 was $67,545. The aggregate incremental cost of personal use of the Company’s aircraft for Mr. Gissinger in Fiscal 2007 was $73. The Company’s aircraft was not used by the other named executive officers for personal use. The incremental cost to the Company of personal use of the Company’s aircraft is calculated based on the average variable operating costs to the Company. Variable operating costs include fuel costs, mileage, maintenance, crew travel expenses, catering and other miscellaneous variable costs. The total annual variable costs are divided by the annual number of flight hours the Company aircraft flew to derive an average variable cost per flight hour. This average variable cost per flight hour is then multiplied by the flight hours for personal use to derive the incremental cost. The fixed costs that do not change based on usage, such as pilot salaries, depreciation costs of the Company’s aircraft, hangar expense for the home hangar and general taxes and insurance, are excluded from the incremental cost calculation.

Country Clubs: The costs for country clubs reported below reflect the total amount of payments reimbursed to the named executive officer by the Company during Fiscal 2007 and Fiscal 2006, including business-related usage. Eligible reimbursements included monthly dues, assessments, fees and business-related meals. The costs to the Company for Fiscal 2007 were as follows: for Mr. Mozilo, $8,581; for Mr. Sieracki, $10,320; for Mr. Sambol, $11,261; and for Mr. Gissinger, $13,329. The costs to the Company for Fiscal 2006 were as follows: for Mr. Mozilo, $15,481; for Mr. Sieracki, $209,324, which included a one-time $200,000 initiation fee; and for Mr. Sambol, $12,697.

Automobiles: The costs for automobiles reported below reflect the total amount of payments made by the Company during Fiscal 2007 and Fiscal 2006, including business-related usage. These payments include monthly lease payments or allowances, applicable acquisition costs, automobile insurance premiums, registration fees and regularly scheduled maintenance and repair costs. The costs to the Company for Fiscal 2007 were as follows: for Mr. Mozilo, $23,755; for Mr. Sieracki, $18,152; for Mr. Sambol, $18,119; for Mr. Garcia, $18,504; and for Mr. Gissinger, $12,000. The costs to the Company for Fiscal 2006 were as follows: for Mr. Mozilo, $27,010; for Mr. Sieracki, $4,038; for Mr. Sambol, $20,711; and for Mr. Garcia, $22,682.

Paid Tax and Investment Advice: The costs for paid tax and investment advice reported below reflect the portion of total fees paid by the Company during Fiscal 2007 and Fiscal 2006. Named executive officers who utilize these services are responsible for 15% of the total fees. The amounts reported below are paid by the Company and represent the remaining 85% of the total fees. The costs to the Company for Fiscal 2007 were as follows: for Mr. Mozilo, $31,238; for Mr. Sambol, $21,675; for Mr. Garcia, $14,450; and for Mr. Gissinger, $14,450. The costs to the Company for Fiscal 2006 were as follows: for Mr. Mozilo, $30,196; for Mr. Sambol, $10,561; and for Mr. Garcia, $10,561.

Executive Physical: The Company paid for Mr. Gissinger’s executive physical in Fiscal 2007, and the cost to the Company was $2,454.

Guest Expenses: The costs for guest expenses reported below reflect the payments made on behalf of or reimbursed to the named executive officers during Fiscal 2007 and Fiscal 2006 for expenses related to spousal or guest recreational expenses. The costs to the Company for Fiscal 2007 were as follows: for Mr. Gissinger, $5,061. The costs to the Company for Fiscal 2006 were as follows: for Mr. Sambol, $6,338; and for Mr. Garcia, $1,037.

(b)	The amounts reported reflect amounts paid to named executive officers during Fiscal 2007 and Fiscal 2006 for reimbursement of taxes owed with respect to any compensation paid to the named executive officer, including, but not limited to, perquisites and other personal benefits (including personal use of the Company’s aircraft). Messrs. Mozilo and Sambol were provided with tax reimbursements associated with spousal travel on the Company’s aircraft for Fiscal 2007 in the amounts of $8,798 and $1,981, respectively, and for Fiscal 2006 in the amounts of $16,045 and $13,661, respectively. For purposes of calculating this gross-up amount, personal aircraft usage was valued using a methodology derived from the Standard Industry Fare Level rules promulgated by the Internal Revenue Service. Messrs. Sambol and Garcia were provided with tax reimbursements for personal-related expenses at business-related events for Fiscal 2006 in the amounts of $4,675 and $595, respectively. Effective January 1, 2007, the Company no longer reimburses taxes for expenses related to guest attended events. No named executive officer received tax reimbursements for personal-related expenses at business-related events for Fiscal 2007.

(c)	The amounts reported reflect our contributions to the named executive officer’s accounts under our Executive Deferred Compensation Plan, our Executive Contribution Account Plan and our 401(k) Plan. Beginning with Fiscal 2007, the Company is no longer making any contributions to the accounts of Messrs. Mozilo, Sieracki, Sambol and Garcia with respect to the Executive Deferred Compensation Plan. In Fiscal 2007, the Company made a contribution of $138,759 to the Executive Contribution Account Plan account of Mr. Gissinger.

(d)	The amounts reported reflect contributions made by us to the Director Charitable Awards Program and the Executive Matching Gift Program.

Director Charitable Award Program. We fund the Director Charitable Award Program through life insurance policies. The amount for Mr. Mozilo for Fiscal 2007 was $47,377 and for Fiscal 2006 was $44,219. These amounts were determined by dividing the aggregate of all life insurance premiums paid by the Company by the number of current and former directors, including Directors Emeriti and Mr. Mozilo (but not including Mr. Sambol), eligible to participate in the Director Charitable Award Program during Fiscal 2007 and Fiscal 2006.

Executive Matching Gift Program. Until September 2006, the Company matched gifts by named executive officers to charitable organizations dollar for dollar, up to $50,000 annually per named executive officer. If the named executive officer was on the governing board of the organization, the Company would match 3 to 1 up to the $50,000 limit. Since September 2006, the Company has matched gifts by any Company employee to charitable organizations dollar for dollar, up to $1,000 annually per employee. The costs to the Company for Fiscal 2007 for matching gifts for named executive officers were as follows: for Mr. Mozilo, $1,000; and for Mr. Gissinger, $3,000 (a one-time exception to our policy was made for a donation by Mr. Gissinger). The costs to the Company for Fiscal 2006 for matching gifts for named executive officers were as follows: for Mr. Mozilo, $10,000; and for Mr. Sambol, $42,202. As described in footnote 12 below, the amount reported for Fiscal 2006 in our 2007 proxy statement for Mr. Sambol was $34,534, which amount did not include a matching gift of $7,668 made on behalf of Mr. Sambol.
(9)	In our 2007 proxy statement, the compensation reported with respect to Mr. Mozilo’s option awards for Fiscal 2006 was reported as $23,047,104. This amount reflected expense attributable to his April 2004 stock option award with performance-based vesting. Pursuant to his employment agreement in effect at the time, however, the award is deemed to be time-vested, not performance-based vested, resulting in straight-line expense over the vesting period. The compensation expense number for Fiscal 2006 and the compensation expense number for Fiscal 2007 reported in this table reflect straight-line expensing of this award.
(10)	On April 2, 2007, Mr. Sieracki received a one-time discretionary award of performance-based RSUs with a grant date fair market value of $750,000 in consideration for his performance and expanded duties during Fiscal 2006. The award was made under the 2006 Equity Incentive Plan and will vest in equal installments over three years, provided the Company’s ROE equals or exceeds 12% in each year and Mr. Sieracki remains employed by the Company. The first installment for 2007 did not vest because the Company’s ROE did not equal or exceed 12% for Fiscal 2007.
(11)	On March 27, 2007, the Company entered into an employment agreement with Mr. Sambol. Under that agreement, Mr. Sambol received a cash lump-sum bonus of $2,625,000 in consideration of his efforts in Fiscal 2006 prior to his promotion to President and Chief Operating Officer of the Company and his increased responsibilities following such promotion in Fiscal 2007.
(12)	In our 2007 proxy statement, the “All Other Compensation” reported for Mr. Sambol for Fiscal 2006 was $206,945. This amount did not include a matching gift of $7,668 made on behalf of Mr. Sambol pursuant to the Company’s Matching Gift Program described in footnote 8(d) above. The amount for Fiscal 2006 has been changed to reflect this correction.

GRANTS OF PLAN-BASED AWARDS

											All Other	All Other
											Stock	Option
											Awards:	Awards:		Exercise		Grant
				Estimated Future Payouts Under							Number of	Number of		or Base		Date Fair
			Date of	Non-Equity Incentive Plan			Estimated Future Payouts Under Equity				Shares of	Securities		Price of		Value of
			Committee	Awards(2)			Incentive Plan Awards				Stock or	Underlying		Option		Stock and
	Grant		Approval	Threshold	Target	Maximum	Threshold	Target		Maximum	Units	Options		Awards (3)		Option
Name	Date		(1)	($)	($)	($)	(#)	(#)		(#)	(#)	(#)		($/Sh)		Awards
Angelo R. Mozilo Annual Incentive Plan Award	—		—	—	4,000,000	10,000,000	—	—		—	—	—		—		—
Equity Incentive Plan Awards	2/13/07		2/13/07	—	—	—	—	120,541	(4)	—	—	—		—		5,000,041
	2/13/07		2/13/07	—	—	—	—	—		—	120,540 (4)	—		—		4,999,999
	4/2/07		2/28/07	—	—	—	—	152,766	(5)	—	—	—		—		5,000,031
	4/2/07		2/28/07	—	—	—	—	—		—		566,894	(6)	32.73		5,000,005
Eric P. Sieracki Annual Incentive Plan Award	—		—	360,000	1,500,000	3,000,000	—	—		—	—	—		—		—
Equity Incentive Plan Awards	4/2/07		2/28/07	—	—	—	—	22,915	(5)	—	—	—		—		750,008
	4/2/07		2/28/07	—	—	—	—	30,555	(5)	—	—	—		—		1,000,065
	4/2/07		2/28/07	—	—	—	—	—		—	—	113,386	(6)	32.73		1,000,065
David Sambol Annual Incentive Plan Award	—		—	—	3,870,000	6,250,000	—	—		—	—	—		—		—
Equity Incentive Plan Awards	4/2/07		3/26/07	—	—	—	—	137,489	(5)	—	—	—		—		4,500,015
	4/2/07		3/26/07	—	—	—	—	—		—	—	510,205	(6)	32.73		4,500,008
Carlos M. Garcia Annual Incentive Plan Award	—		—	696,000	2,900,000	5,800,000	—	—		—	—	—		—		—
Equity Incentive Plan Awards	4/2/07		2/28/07	—	—	—	—	30,555	(5)	—	—	—		—		1,000,065
	4/2/07		2/28/07	—	—	—	—	—		—	—	113,386	(6)	32.73		1,000,065
Andrew Gissinger III Annual Incentive Plan Award	—		—	600,000	2,500,000	5,000,000	—	—		—	—	—		—		—
Equity Incentive Plan Awards	4/2/07		2/28/07	—	—	—	—	30,555	(5)	—	—	—		—		1,000,065
	4/2/07		2/28/07	—	—	—	—	—		—	—	113,386	(6)	32.73		1,000,065
	11/1/07		11/1/07	—	—	—	—	—		—	148,945 (7)	—		—		2,149,276
	11/1/07	(8)	11/1/07	—	—	—	—	—		—	—	54,776	(9)	31.86	(10)	38,343	(11)
	11/1/07	(8)	11/1/07	—	—	—	—	—		—	—	20,000	(9)	34.43	(10)	13,800	(11)
	11/1/07	(8)	11/1/07	—	—	—	—	—		—	—	97,087	(9)	32.60	(10)	34,951	(11)

(1)	The awards for the named executive officers approved by the Compensation Committee on February 28, 2007 and March 26, 2007 were granted on the first business day in April 2007.

(2)	For Mr. Mozilo, the amounts reported reflect the target and maximum amounts payable pursuant to his employment agreement, our Annual Incentive Plan and/or our Supplemental Annual Incentive Plan.

For Mr. Sambol, the amounts reported reflect the target and maximum amounts payable pursuant to his employment agreement and our Annual Incentive Plan.

For Messrs. Sieracki, Garcia and Gissinger the amounts reported reflect the threshold, target and maximum amounts payable pursuant to each of their individual annual incentive arrangements. Awards to Messrs. Sieracki, Garcia and Gissinger are made pursuant to our Annual Incentive Plan with terms approved by the Compensation Committee. The threshold, target and maximum non-equity incentive awards for each of the named executive officers are more fully described under the heading “Compensation Discussion and Analysis.” The named executive officers were not awarded non-equity incentive plan awards for Fiscal 2007 because their performance targets were not met for Fiscal 2007, as reported in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

(3)	As of January 1, 2007, the exercise price or base price used for our 2000 and 2006 Equity Incentive Plans is the closing price of our common stock on the date of grant.

(4)	In exchange for Mr. Mozilo’s agreement to extend his term as the Company’s Chief Executive Officer beyond December 31, 2006, he received a one-time RSU award pursuant to the terms of his employment agreement valued at $10 million on the date of grant. One-half of the award will vest if he remains continuously employed by the Company through December 16, 2009. The other half of the award will vest if the Compensation Committee determines that the Company’s total shareholder return for the period January 1, 2007 through December 31, 2009 has exceeded the 50th percentile of total shareholder returns of the companies comprising the S&P Financial Services Index and Mr. Mozilo remains continuously employed by the Company through the term of his employment agreement.

(5)	Awards of RSUs made under the 2006 Equity Incentive Plan vest in equal installments over three years, provided the Company’s ROE equals or exceeds 12% in each year and the named executive officer remains employed by the Company. The first tranche of such awards did not vest in Fiscal 2007 because the performance target was not satisfied. The table reflects the original number of units issued. The award to Mr. Sieracki with a grant date fair market value of $750,000 was a one-time discretionary award of performance-based RSUs in consideration for his performance and expanded duties during Fiscal 2006.

(6)	Awards of SARs made under the 2000 and 2006 Equity Incentive Plans vest in equal installments over three years, provided the named executive officer remains employed by the Company during the applicable vesting period.

(7)	Mr. Gissinger’s award of RSUs granted under our 2006 Equity Incentive Plan will be settled in cash and will vest 50% in 2008, 25% in 2009 and 25% in 2010. This grant was approved by the Compensation Committee as part of the Company’s retention program, as more fully described under the heading “Compensation Discussion and Analysis.”

(8)	The exercise period of the option awards made to Mr. Gissinger in Fiscal 2004 and Fiscal 2005 under our 2000 Equity Incentive Plan were extended by the Compensation Committee on November 1, 2007 as part of the Company’s retention program, as more fully described under the heading “Compensation Discussion and Analysis.” The original grant dates in order listed on the table are April 1, 2004, June 15, 2004 and April 1, 2005.

(9)	Represents the number of securities underlying Mr. Gissinger’s Fiscal 2004 and Fiscal 2005 option awards that remained outstanding at the time of the extension described in footnote 8 above.

(10)	Represents the original exercise prices of Mr. Gissinger’s Fiscal 2004 and Fiscal 2005 modified option awards described in footnote 8 above. The exercise prices were not adjusted due to the modification and are equal to the average of the highest and lowest prices for our common stock on the date of grant.

(11)	Represents the incremental fair value expense of Mr. Gissinger’s modified awards, as determined in accordance with FAS 123R.

Employment Agreements
     We have entered into employment agreements with each of Messrs. Mozilo and Sambol as more fully described under the heading “Potential Payments Upon Termination or Change-in-Control” and under the heading “Compensation Discussion and Analysis.” We do not have employment agreements with Messrs. Sieracki, Garcia and Gissinger.
Annual Incentive Awards and Bonuses
      Other than as described below, annual incentive awards in the form of cash bonuses to our named executive officers are made pursuant to a stockholder-approved Annual Incentive Plan and each award is subject to certain performance criteria. Annual incentive awards are paid after fiscal year-end results are finalized and after the Compensation Committee reviews and approves the Company’s performance and the named executive officer’s achievement of his or her individual goals and objectives. The named executive officers’ annual incentive awards for Fiscal 2007 and Fiscal 2006 are described under the heading “Compensation Discussion and Analysis” and shown in the “Summary Compensation Table” above. The threshold, target and maximum opportunities in 2007 for each named executive officer are shown in the “Grants of Plan-Based Awards” table, as applicable.
     The maximum award under our Annual Incentive Plan is $8 million. Pursuant to our employment agreement with Mr. Mozilo, his annual incentive award may exceed the plan limit. In 2007, the Compensation Committee approved the creation of a Supplemental Annual Incentive Plan so that any annual incentive awards made to Mr. Mozilo pursuant to his employment agreement in excess of the Annual Incentive Plan limit would be made pursuant to our Supplemental Annual Incentive Plan.
Equity Awards and Additional Information
     We have provided additional information regarding the compensation we pay to our named executive officers and our process for granting equity awards under the heading “Compensation Discussion and Analysis.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

Option Awards(2)	Stock Awards(3)
Equity Incentive
Equity Incentive	Plan Awards: Market
Number of	Number of	Number	Market Value	Plan Awards: Number	or Payout Value of
Securities	Securities	of Shares or	of Shares or	of Unearned Shares,	Unearned Shares,
Underlying	Underlying	Option	Units of Stock	Units of Stock	Units or Other	Units or Other
Unexercised	Unexercised	Exercise	Option	That Have Not	That Have Not	Rights that Have	Rights that Have
Options	Options (#)	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	(#) Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)
Angelo R. Mozilo	—	—	—	—	123,609	(4)	1,105,064	—	—
—	—	—	—	—	—	123,610	(5)	1,105,073
—	—	—	—	—	—	104,437	(6)	933,666
1,149,777	—	14.69	4/1/2013	—	—	—	—
600,000	—	18.98	6/11/2013	—	—	—	—
1,400,000	—	31.86	4/1/2014	—	—	—	—
1,400,000	—	32.60	4/1/2015	—	—	—	—
466,666	933,334	(7)	36.45	4/3/2016	—	—	—	—
188,964	377,930	(8)	32.73	4/2/2012	—	—	—	—

Eric P. Sieracki	—	—	—	—	—	—	15,745	(6)	140,759
—	—	—	—	—	—	20,993	(6)	187,679
9,432	—	11.68	6/1/2008	(9)	—	—	—	—
40,002	—	9.94	6/1/2011	—	—	—	—
28,200	—	9.60	2/12/2012	—	—	—	—
46,800	—	10.89	3/19/2012	(9)	—	—	—	—
70,000	—	14.69	4/1/2013	—	—	—	—
30,000	—	18.98	6/11/2013	—	—	—	—
54,776	—	31.86	4/1/2009	—	—	—	—
80,906	—	32.60	4/1/2010	—	—	—	—
53,397	108,415	(10)	36.45	4/3/2011	—	—	—	—
—	113,386	(11)	32.73	3/31/2012	(12)	—	—	—	—

David Sambol	—	—	—	—	—	—	93,994	(6)	840,303
130,543	—	13.24	2/28/2013	—	—	—	—
128,334	—	14.69	4/1/2013	—	—	—	—
139,190	—	18.98	6/11/2013	—	—	—	—
1,065,000	—	31.86	4/1/2009	—	—	—	—
657,282	—	32.60	4/1/2010	—	—	—	—
260,283	528,455	(10)	36.45	4/3/2011	—	—	—	—
170,068	340,137	(13)	32.73	4/2/2012	—	—	—	—

Carlos M. Garcia	—	—	—	—	—	—	20,993	(6)	187,679
8,560	—	11.68	6/1/2008	(9)	—	—	—	—
200,002	—	9.94	6/1/2011	—	—	—	—
94,000	—	9.60	2/12/2012	—	—	—	—
106,000	—	10.89	3/19/2012	(9)	—	—	—	—
168,000	—	14.69	4/1/2013	—	—	—	—
72,000	—	18.98	6/11/2013	—	—	—	—
131,432	—	31.86	4/1/2009	—	—	—	—
129,450	—	32.60	4/1/2010	—	—	—	—
53,397	108,415	(10)	36.45	4/3/2011	—	—	—	—
113,386	(11)	32.73	3/31/2012	(12)	—	—	—	—

Andrew Gissinger III	—	—	—	—	148,945	(14)	1,331,568	—	—
—	—	—	—	—	—	20,993	(6)	187,679
47,588	—	9.94	6/1/2011	—	—	—	—
33,550	—	9.60	2/12/2012	—	—	—	—
78,952	—	10.89	3/19/2012	(9)	—	—	—	—
70,000	—	14.69	4/1/2013	—	—	—	—
30,000	—	18.98	6/11/2013	—	—	—	—
54,776	—	31.86	4/1/2011	—	—	—	—
20,000	—	34.43	6/15/2011	—	—	—	—
97,087	—	32.60	4/1/2011	—	—	—	—
40,048	81,311	(10)	36.45	4/3/2011	—	—	—	—
—	113,386	(11)	32.73	3/31/2012	(12)	—	—	—	—

(1)	The outstanding equity awards do not include the first tranche of the performance-vested RSUs granted in April 2007 to each of the named executive officers, which tranche was forfeited because the performance targets for those RSUs were not satisfied. Unless otherwise stated in the footnotes below, the outstanding equity awards were granted pursuant to our 2000 Equity Incentive Plan.

(2)	Stock options granted to the named executive officers prior to Fiscal 2004 have an exercise period of ten years. Stock options granted during and after Fiscal 2004 to named executive officers other than Mr. Mozilo have an exercise period of five years, except that stock options granted to Mr. Gissinger in 2004 and 2005 had exercise periods extended to 2011. Stock options granted to Mr. Mozilo during and after Fiscal 2004 have an exercise period of ten years in accordance with Mr. Mozilo’s employment agreements. All SARs granted to the named executive officers have an exercise period of five years.

(3)	The closing price of our common stock on December 31, 2007 was $8.94. All outstanding awards of RSUs were made pursuant to our 2006 Equity Incentive Plan.

(4)	Consists of RSUs that vest on December 16, 2009. Includes accumulated dividend equivalents.

(5)	Consists of RSUs that vest if Mr. Mozilo remains continuously employed through December 16, 2009, but only if (1) our total stockholder return exceeds the 50th percentile of total stockholder return performance of the S&P Financial Services Index over the period from January 1, 2007 through December 31, 2009 and (2) Mr. Mozilo remains continuously employed by the Company through the vesting date. Includes accumulated dividend equivalents.

(6)	Consists of RSUs that vest in equal installments over three years, provided the Company’s ROE equals or exceeds 12% in each year and the named executive officer remains employed by the Company. Because the performance target was not satisfied, one-third of the April 2007 performance-based RSU award has been forfeited. Includes accumulated dividend equivalents.

(7)	Consists of stock options that vest ratably over a three-year period. One-third of the original award vested on April 1, 2007, one-third vested on April 1, 2008 and the remaining one-third will vest on April 1, 2009.

(8)	Consists of stock-settled SARs that vest ratably over a three-year period. One-third of the original award vested on December 16, 2007, one-third will vest on December 16, 2008 and the remaining one-third will vest on December 16, 2009.

(9)	Consists of stock options granted pursuant to our 1993 Equity Incentive Plan.

(10)	Consists of stock-settled SARs that vest ratably over a three-year period. One-third of the original award vested on April 1, 2007, one-third vested on April 1, 2008 and the remaining one-third will vest on April 1, 2009.

(11)	Consists of stock-settled SARs that vest ratably over a three-year period. One-third of the original award vested on April 1, 2008, one-third will vest on April 1, 2009 and the remaining one-third on April 1, 2010.

(12)	Consists of SARs granted pursuant to our 2006 Equity Incentive Plan.

(13)	Consists of stock-settled SARs that vest ratably over a three-year period. One-third of the original award vested on December 31, 2007, one-third will vest on December 31, 2008 and the remaining one-third on December 31, 2009.

(14)	Consists of RSUs that will be settled in cash and will vest 50% on November 1, 2008, 25% on November 1, 2009 and the remaining 25% on November 1, 2010. These RSUs were granted in connection with the Company’s retention program as more fully described under the heading “Compensation Discussion and Analysis.”

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares Acquired
	Acquired on Exercise	Exercise	on Vesting	Value Realized on Vesting
Name	(#)(1)	($)	(#)	($)
Angelo R. Mozilo	4,922,588	121,502,318	—	—
Eric P. Sieracki	16,708	537,568 (2)	—	—
David Sambol	203,625	4,793,430	—	—
Carlos M. Garcia	154,576	5,268,846	—	—
Andrew Gissinger III	—	—	—	—

(1)	During Fiscal 2007, Messrs. Mozilo, Sambol and Garcia informed us that they exercised options and sold shares of our common stock pursuant to written trading plans intended to comply with the requirements of Rule 10b5-1 of the Exchange Act.

(2)	In Fiscal 2007, Mr. Sieracki exercised 16,708 stock options through a stock swap exercise, receiving 13,806 new shares of common stock in return. No shares of common stock were sold as part of this transaction.

PENSION BENEFITS
     The table below shows the present value of accumulated benefits payable to each of the named executive officers as of December 31, 2007, including the number of years of service credited to each such named executive officer, under the Defined Benefit Pension Plan (the “Pension Plan”) and the Supplemental Executive Retirement Plan (the “SERP”), as more fully described following the table below.

				Payments
		Number of Years	Present Value of	During Last
		of Credited Service	Accumulated Benefit	Fiscal Year
Name	Plan Name	(#)(1)	($)(2)(3)	($)
Angelo R. Mozilo	Pension Plan	38.667	1,476,328	—
	SERP	13.83333	23,363,268	2,147,099 (4)

Eric P. Sieracki	Pension Plan	18	240,877	—
	SERP	13.83333	1,097,192	—

David Sambol	Pension Plan	22	257,202	—
	SERP	13.83333	2,128,995	—

Carlos M. Garcia	Pension Plan	23	349,043	—
	SERP	13.83333	1,482,650	—

Andrew Gissinger III	Pension Plan	9	96,158	—
	SERP	—	—	—

(1)	Pension Plan. Mr. Mozilo’s number of years of credited service with respect to the Pension Plan is equal to his years of service with the Company. Each of the other named executive officer’s number of years of credited service with respect to the Pension Plan is one year less than his actual years of service with the Company. This difference is due to a change in the Pension Plan participation rules effective for participants hired after February 1983.

SERP. Each named executive officer who participates in the SERP has been credited with 13.8333 years of service, which is the number of years from March 1, 1994 (the date the SERP commenced and the date such named executive officers began their participation), to December 31, 2007.

(2)	Mr. Mozilo is fully vested in the SERP. Each of the other named executive officers who participate in the SERP is not currently entitled to receive the SERP amounts reported because his amount has not yet vested. The SERP vesting dates for each of Messrs. Sieracki, Sambol and Garcia are August 13, 2011, December 7, 2014 and October 10, 2010, respectively. Mr. Gissinger does not participate in the SERP. Instead, he participates in the Company’s Executive Contribution Account Plan.

(3)	The amounts reported reflect the actuarial present value of a named executive officer’s accumulated benefit under the Pension Plan and the SERP, if applicable, computed as of the same pension plan measurement date used for our audited financial statements for Fiscal 2007 and using interest rate assumptions consistent with those disclosed in Note 20, Employee Benefits, to our audited financial statements for Fiscal 2007, which are included in our Form 10-K for Fiscal 2007.

The amount reported for Mr. Mozilo includes $2,147,099 in SERP payments for Fiscal 2007 that have been deferred and earnings of $61,483 on that deferred amount during Fiscal 2007.

(4)	Under the SERP, a participant becomes entitled to receive payment of monthly benefits once the participant’s age and years of service equal 105. Mr. Mozilo attained such status in December 2006. In January 2007, Mr. Mozilo was entitled to begin receiving his SERP benefit of $2,147,099 per year, to be paid out over fifteen years. Because Mr. Mozilo’s benefit is not deductible by the Company under Section 162(m) of the Internal Revenue Code, the benefit payments he is entitled to receive have been deferred until such time that they would be deductible. The deferred payments are credited with a fixed interest rate determined annually based on the Moody’s Corporate Average available to participants in the Executive Deferred Compensation Plan.
Pension Plan
     Our Pension Plan is a funded tax qualified defined benefit pension plan that provides a lifetime annuity to vested participants commencing upon attainment of a normal retirement age of 65. Participants are eligible for early commencement of benefits upon attainment of age 55 or any age after 55 but prior to 65 if they have at least eleven years of credited service. The Pension Plan’s terms and conditions are applicable to all participants in the Pension Plan, including the named executive officers.

     Until 2006, the Company provided the Pension Plan to all eligible employees, payable as a lifetime annuity. Effective January 1, 2006, eligibility was revised to include only those employees hired by December 31, 2005. Although the Pension Plan is not available to new employees, existing employees hired prior to January 1, 2006, including each of the named executive officers, continue to accrue additional benefits under the Pension Plan.
     The compensation used to calculate pension benefits at termination is the average of the highest five consecutive years of eligible compensation out of the last ten years before termination. Benefits are calculated by multiplying years of credited service by that average. Subject to a $225,000 limitation for Fiscal 2007 under the Internal Revenue Code, the amounts shown in the “Salary” column of the “Summary Compensation Table” would be used to calculate the retirement benefit for each of the named executive officers. Benefits are 100% vested after five years of service, with each “year of service” credited to a participant upon the completion of at least 1,000 hours of service during a year. Each of the named executive officers has accrued five years of credited service under the Pension Plan, making their benefits fully vested. Mr. Mozilo is currently eligible for retirement.
     Benefits are payable to retirees and beneficiaries as a monthly annuity, but participants may elect to receive the portion of their benefit accrued as of March 1, 1982, if any, in the form of a lump sum. Monthly benefits will be reduced by 1/180 for each of the first sixty months and 1/360 for each additional month by which benefit payments commence prior to age 65. Maximum benefit amounts payable to participants are subject to tax qualified plan limitations.
     If a vested participant dies prior to commencement of benefit payments, a surviving spouse will receive a portion of the benefit the participant would have received upon retirement. If a participant dies after commencement of benefit payments, continuation of benefit payments to a beneficiary will be determined by the form of payment elected at retirement.
     Certain provisions in the Pension Plan become effective upon a “change in control” (as defined in the Pension Plan). These provisions provide that a participant will become fully vested if terminated for reasons other than “cause” (as defined in the Pension Plan) within two years following a change in control.
Supplemental Executive Retirement Plan
     We have adopted a SERP, effective March 1, 1994. The SERP provides the named executive officers, other than Messrs. Mozilo and Gissinger, with annual supplemental retirement income equal to 70% of their average annual salary. This average annual salary is determined by averaging the five highest consecutive salaried years out of the ten years preceding termination. Mr. Mozilo is entitled to receive enhanced supplemental retirement benefits under the SERP as discussed under the heading “Compensation Discussion and Analysis” and under the heading “Enhanced Supplemental Executive Retirement Plan” below.
     Concurrent with the change in eligibility for the Pension Plan, eligibility for the SERP was revised to include only those executives who participated as of December 31, 2005. Each of the named executive officers chose to continue to participate in the SERP except for Mr. Gissinger, who elected to transfer his participation to the Company’s Executive Contribution Account Plan.
     Participants in the SERP vest upon the earliest of the following: (i) attainment of at least age 55 and completion of five years of plan participation; (ii) onset of a “disability” (as defined in the SERP); (iii) a “change in control” of the Company (as defined in the SERP); or (iv) death. Effective June 1, 2007, the SERP was amended to provide for the payment of a benefit upon the death of a terminated plan participant, provided the participant had a vested benefit at the time of termination from the Company. The monthly benefit payments will be made to the participant’s beneficiary for 15 years commencing on the date the participant would have reached age sixty five. This change was made to be consistent with the provisions of the Company’s Pension Plan and the Executive Deferred Compensation plans.
     Benefits under the SERP are paid for fifteen years and are reduced by the actuarially equivalent benefits the participant receives from (i) payments under the Pension Plan; and (ii) the Company’s contributions to the participant’s deferred compensation account. Company contributions to a participant’s deferred compensation account are reflected in the “All Other Compensation” column of the “Summary Compensation Table.”
Enhanced Supplemental Executive Retirement Plan
     As part of Mr. Mozilo’s employment agreement with the Company, we agreed to provide Mr. Mozilo with an enhanced supplemental retirement benefit under the SERP (the “Enhanced SERP”). The Enhanced SERP is generally governed by the terms of the SERP, with certain exceptions. In all cases (other than following the termination of Mr. Mozilo’s employment by the Company for “cause” as defined in his employment agreement) the Enhanced SERP is designed to provide Mr. Mozilo with annual retirement income equal to 60% of the average of his annual base salary and bonus for three fiscal years in which he earns the highest combined annual base salary and annual bonus during the ten fiscal years preceding his termination of employment with the Company. Benefits under the regular SERP are based solely on base salary and do not include consideration for bonuses. Mr. Mozilo’s annual Enhanced SERP benefit as of December 31, 2006 has been calculated to be $2,147,099. This amount will remain unchanged for the duration of his fifteen years of payments.
401(k) Savings and Investment Plan
     Our 401(k) Savings and Investment Plan (the “401(k) Plan”) is a Company-sponsored tax-qualified defined contribution plan. The 401(k) Plan allows eligible employees to supplement their savings and retirement accounts through tax-deferred contributions. All Company employees who have attained the age of 21 are eligible to participate immediately upon hire. Effective February 1, 2006, each of the named executive officers may contribute a maximum of six-percent of their eligible compensation. We also provide matching contributions and discretionary contributions to eligible participants. We modified our 401(k) Plan following the revision in eligiblity of the Pension Plan to permit us to make such discretionary contributions to eligible participants. Participants in the 401(k) Plan are eligible to receive matching contributions from the Company following completion of one year of service and at least 1,000 hours of work. We currently match 50% of the first six percent of eligible compensation contributed by an eligible participant.

NONQUALIFIED DEFERRED COMPENSATION
     The following table provides information on compensation deferred by the named executive officers on a basis that is not tax-qualified, including earnings on our Executive Deferred Compensation Plan and our Executive Contribution Account Plan.

	Executive	Registrant		Aggregate	Aggregate
	Contributions	Contributions in	Aggregate Earnings in	Withdrawals/	Balance at
Name	in Last FY	Last FY	Last FY	Distributions	Last FYE
(1)	($)(2)	($)(3)	($)(4)	($)	($)(5)
Angelo R. Mozilo	—	—	885,262	2,991,004	16,429,249 (6)
Eric P. Sieracki	218,770	—	59,648	173,914	1,246,227
David Sambol	1,050,000	—	450,300	—	8,232,530
Carlos M. Garcia	—	—	51,709	—	917,856
Andrew Gissinger III	2,021,228	118,464	502,543	—	9,334,028

(1)	Each of the named executive officers is a participant in the Executive Deferred Compensation Plan. Mr. Gissinger also participates in the Executive Contribution Account Plan.

(2)	For Mr. Sieracki, the amounts include $47,500 of salary for Fiscal 2007, which amount is reported in the “Summary Compensation Table.”

For named executive officers who elected to defer portions of their Fiscal 2006 non-equity incentive plan compensation, amounts in this column also include those deferrals. The Company distributes non-equity incentive plan compensation in March of the year following the year in which it is earned. For Messrs. Sieracki and Sambol, the amounts include $171,270 and $1,050,000, respectively, of non-equity incentive plan compensation earned in Fiscal 2006, but paid and credited to such named executive officer’s Executive Deferred Compensation Plan account in Fiscal 2007. For Mr. Gissinger, the amount includes $2,021,228 of non-equity incentive plan compensation earned in Fiscal 2006, but paid and credited to his Executive Contribution Account Plan account in Fiscal 2007.

(3)	Beginning with Fiscal 2007, the Company is no longer making any contributions to the accounts of Messrs. Mozilo, Sieracki, Sambol and Garcia with respect to the Executive Deferred Compensation Plan.

For Mr. Gissinger, the amount reported includes the Company’s annual contribution pursuant to the Executive Contribution Account Plan for Fiscal 2006 in the amount of $118,464 because that amount was credited to Mr. Gissinger’s account in Fiscal 2007. It does not include the Company’s annual contribution pursuant to the Executive Contribution Account Plan for Fiscal 2007 in the amount of $138,759 because that amount was credited to Mr. Gissinger’s account in Fiscal 2008. The Company’s annual contribution pursuant to the Executive Contribution Account Plan for Fiscal 2007 is included in the “All Other Compensation” column of the “Summary Compensation Table.”

(4)	For Messrs. Mozilo, Sieracki, Sambol, Garcia and Gissinger, $42,298, $1,797, $19,736, $2,339 and $22,704, respectively, was reported as “above-market” earnings on deferred compensation in the “Summary Compensation Table.”

(5)	For Messrs. Mozilo, Sieracki and Sambol, the aggregate balance includes $1,851,667, $76,000, and $101,667, respectively, of salary for Fiscal 2006, which amounts were previously reported in the “Summary Compensation Table.”

(6)	The aggregate balance for Mr. Mozilo at the end of Fiscal 2006 was understated by $391,682 in the Company’s 2007 proxy statement. As corrected, the aggregate balance of nonqualified deferred compensation for Mr. Mozilo at the end of Fiscal 2006 was $20,996,559.
Executive Deferred Compensation Plan
     The Executive Deferred Compensation Plan provides senior management the opportunity to defer receipt of up to 50% of their base salary that exceeds the limitations described in Section 401(a)(17) of the Internal Revenue Code and up to 100% of their non-equity incentive plan compensation. Deferral elections are made for each plan year and do not roll over into subsequent plan years. Each of the named executive officers is a participant in the Executive Deferred Compensation Plan. Mr. Gissinger also participates in the Executive Contribution Account Plan.
     Participants receive earnings on deferred amounts based upon the performance of their selection of available investment options, which are listed in the table below. These investment options provide a way for the Company to measure investment returns and do not reflect any actual investment by us on behalf of the participants. We retain the right to change the available investment options.

		One-Year
Asset Class	Fund Offering	Return
Intermediate Term Bond	PIMCO Total Return C	7.77%
	Lehman US Government/Credit Intermediate	7.40%
Large Cap Equity Blend	DWS Equity 500 Index Inv	5.39%
	S&P 500	5.49%
Small Cap Equity Blend	DWS VIT Small Cap Index: CI A	-1.90%
	Russell 2000	-1.57%
International Equity	International Value	6.25%
	MSCI EAFE Index	11.63%
Money Market	Moody’s Corporate Average	6.07%
     We have made discretionary contributions to the Executive Deferred Compensation Plan for those participants who also participate in the SERP, but effective for Fiscal 2007, we discontinued making discretionary contributions. These discretionary contributions reduce the benefits paid to the SERP participants and vest at the same time the participants vest in their SERP benefit. All of our discretionary contributions are deemed to be invested in the Money Market asset class. In the event of our insolvency or bankruptcy, participants in the Executive Deferred Compensation Plan would be unsecured general creditors of the Company. When payments become due, cash is distributed from either the general assets of the Company or any associated grantor trust.
     Unless earlier distributed, a participant’s vested account balance under the Executive Deferred Compensation Plan would be paid in a lump sum within 60 days of his or her termination of employment. If a named executive officer has satisfied the Executive Deferred Compensation Plan’s definition of early retirement (which is the attainment of age 55 and at least eleven years of service to the Company), the named executive officer may elect to have his vested account balance paid in an annuity over five, ten or fifteen years.
     The Executive Deferred Compensation Plan allows a plan participant to receive distributions prior to termination of his or her employment if the participant elects to receive such in-service distributions at the time the participant makes his or her deferral elections. Otherwise, pre-termination distributions are allowed only if the participant experiences an unforeseeable emergency or a severe financial hardship. Absent an unforeseeable emergency or a severe financial hardship, pre-2005 deferrals and vested contributions may also be distributed to the participant, subject to a 10% reduction of the portion so distributed, if the participant asks the Compensation Committee for such a distribution.
     These distribution rules are subject to Section 409A of the Internal Revenue Code, including, for example, the rule that a “specified employee” may not receive a distribution of post-2004 deferrals and contributions until at least six months following termination of employment; all of the named executive officers were “specified employees” under Section 409A at the end of the last fiscal year.
Executive Contribution Account Plan
     Our Executive Contribution Account Plan is a nonqualified defined contribution plan providing benefits to eligible executives of the Company, so long as they are not participants in the SERP. Effective January 1, 2006, the SERP was closed to new participants. Existing SERP participants were permitted to either remain in the SERP or transfer into the Executive Contribution Account Plan effective January 1, 2006. SERP participants who elected to transfer to the Executive Contribution Account Plan received an opening balance in the Executive Contribution Account Plan equivalent to the present value of their SERP accrued benefit calculated as of December 31, 2005. Of the named executive officers, only Mr. Gissinger elected to transfer his participation to the Executive Contribution Account Plan. The Executive Contribution Account Plan was effective January 1, 2006.
     Participants in the Executive Contribution Account Plan receive earnings on deferred amounts based on the performance of their selection of available investment options, which are listed in the table below. These investment options provide a way for us to measure investment returns and do not reflect any actual investment by us on behalf of the participants. We retain the right to change, at our discretion, the available investment options.

		One-Year
Asset Class	Fund Offering	Return
Intermediate Term Bond	PIMCO Total Return Admin	8.81%
	Lehman US Government/Credit Intermediate	7.40%
Large Cap Equity Blend	DWS Equity 500 Index Inv	5.39%
	S&P 500	5.49%

		One-Year
Asset Class	Fund Offering	Return
Small Cap Equity Blend	DWS VIT Small Cap Index: CI A	-1.90%
	Russell 2000	-1.57%
International Equity	International Value	6.25%
	MSCI EAFE Index	11.63%
Money Market	Moody’s Corporate Average	6.07%
     We generally credit contributions to the Executive Contribution Account Plan on January 1st for the prior fiscal year. Participants in the Executive Contribution Account Plan must be employed by the Company on the last business day of the year to be eligible to receive the contribution. Our annual contribution is an amount equal to a percentage of the participant’s “eligible compensation,” which includes the participant’s annual base salary and any bonus (including non-equity incentive plan compensation) paid to the participant during the year, up to a maximum combined total of $3,000,000. Mr. Gissinger is entitled to receive a Company contribution equal to 5% of his “eligible compensation.”
     Participants vest in the Executive Contribution Account Plan upon (i) completion of ten years of service to the Company and the earlier of (a) the participant’s attainment of age 55 and (b) completion of five years of plan participation; (ii) the attainment of age 65; (iii) onset of a “disability” (as defined in the Executive Contribution Account Plan); (iv) a “change in control” of the Company (as defined in the Executive Contribution Account Plan); or (v) death. In the event of our insolvency or bankruptcy, participants in the Executive Contribution Account Plan will be unsecured general creditors of the Company.
     Vested benefits in the Executive Contribution Account Plan are paid out in a lump sum within 60 days of the participant’s termination of employment, subject to a possible delay in payment of six months pursuant to Section 409A of the Internal Revenue Code. However, if the participant is eligible for retirement (the earlier of the attainment of age 65 or 55 with at least eleven years of service to the Company), the participant’s vested account balance may be paid in an annuity over five, ten or fifteen years, as elected by the participant. Prior to termination of the participant’s employment, distributions are allowed only as a result of an unforeseeable emergency as determined in the sole discretion of the Compensation Committee, which shall interpret such term consistent with Code Section 409A.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
     Each of our named executive officers may receive various payments if his employment with us is terminated. Employment may be terminated in various ways, including the following:
•	Voluntary termination of employment by the named executive officer (with or without “good reason”);

•	Retirement (normal or early);

•	Termination of employment by the Company (with or without “cause”);

•	Termination in the event of the disability or death of the named executive officer; and

•	Termination following a change in control of the Company.
     In the discussion below, we summarize the various termination scenarios under which our named executive officers would have been entitled to receive payments had their employment been terminated as of December 31, 2007. In the tables below, we provide estimates of the payments that our named executive officers would have received had their employment been terminated as of December 31, 2007. These estimates assume that the price of our common stock was the closing price on the last business day of 2007. These amounts are only estimates—the actual amounts to be paid out to a named executive officer can only be determined at the time of the executive’s separation from the Company.
     Potential payments made to Messrs. Mozilo and Sambol upon the termination of their employment or upon a change in control are governed by the terms of their employment agreements with the Company and by the benefit plans in which they participate. Potential payments to Mr. Mozilo as of December 31, 2007 would have been governed by the 2007 Mozilo Employment Agreement (as defined below), which became effective on January 1, 2007. Potential payments to Mr. Sambol as of December 31, 2007 would have been governed by the 2007 Sambol Employment Agreement (as defined below), which became effective on January 1, 2007.
     Potential payments to Messrs. Sieracki, Garcia and Gissinger upon the termination of their employment or upon a change in control are governed by the terms of the benefit plans in which they participate. None of Messrs. Sieracki, Garcia or Gissinger has an employment agreement with the Company.
     As more fully detailed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and the Registration Statement on Form S-4 of Bank of America Corporation (“Bank of America”) filed on February 12, 2008, as amended by Amendment No. 1 to the Registration Statement on Form S-4 of Bank of America filed on March 27, 2008, as it may be further amended from time-to-time (the “Registration Statement”), we have entered into an agreement and plan of merger with Bank of America. Consummation of the acquisition would be a “change in control” as the term is used in this section. Detailed information about potential payments to the named executive officers is also provided in the Registration Statement under the heading “Countrywide’s Officers and Directors Have Financial Interests in the Merger.”
Payments to Mr. Mozilo
Employment Agreement with Mr. Mozilo
     We are party to an employment agreement with Mr. Mozilo effective January 1, 2007 (the “2007 Mozilo Employment Agreement”), as described and discussed under the heading “Compensation Discussion and Analysis.” As discussed below, effective upon completion of the Company’s acquisition by Bank of America, Mr. Mozilo has agreed to waive his right to receive (1) any cash severance and pro rata bonus payments (totaling approximately $36.4 million) for certain qualifying terminations and (2) consulting fees (totaling $400,000 per year) and perquisites and other benefits.
Payments to Mr. Mozilo upon Voluntary Termination without “Good Reason” and His Normal Retirement
     Had Mr. Mozilo voluntarily terminated his employment without “good reason,” as defined in the 2007 Mozilo Employment Agreement (his voluntary termination without “good reason” includes his retirement because Mr. Mozilo became eligible for “normal retirement” prior to December 31, 2007):
•	all of his unvested restricted stock and stock options granted after November 9, 2004 and prior to January 1, 2007 would have become immediately vested and would have remained exercisable for one year;

•	a pro rata portion of his unvested RSUs granted on April 2, 2007 would have become immediately vested if the relevant performance metric was achieved and a pro rata portion of his unvested SARs granted after January 1, 2007 would have become immediately vested (the vested portion would be proportionate to the fraction of days employed in the calendar year divided by 350); and

•	he would have been entitled to receive an enhanced amount under the SERP paid over fifteen years (because Mr. Mozilo is currently eligible for retirement, the value of any SERP benefits would have been no greater than the amount included in the “Pension Benefits” table).
Payments to Mr. Mozilo upon Termination without Cause or Voluntary Termination with Good Reason
     Upon Mr. Mozilo’s termination without “cause” or his voluntary termination with “good reason” (as “cause” and “good reason” are defined in the 2007 Mozilo Employment Agreement):
•	he would have been entitled to receive a cash payment equal to three times his then-applicable base salary plus his target annual non-equity incentive compensation for the year in which the termination occurred;

•	he would have been entitled to receive a pro rata portion of the annual non-equity incentive compensation he was eligible to receive pursuant to his employment agreement, based on time of service and annual performance;

•	all of his unvested restricted stock, stock options, RSUs and SARs would have become immediately vested/or exercisable, except that only a pro rata portion of the RSUs granted in connection with his agreeing to remain the Company’s Chief Executive Officer would have vested (the vested portion would be proportionate to the fraction of the employment term served);

•	he would have been entitled to receive an enhanced amount under the SERP paid over fifteen years (because Mr. Mozilo is currently eligible for retirement, the value of any SERP benefits would have been no greater than what is included in the “Pension Benefits” table);

•	he and his beneficiaries would have been entitled to continue to receive health and life insurance benefits for three years (the “continuation period”); and

•	following the continuation period, he and his spouse would have been entitled to continue to receive health benefits for their lifetimes.
Payments to Mr. Mozilo upon Termination for Cause
     Upon Mr. Mozilo’s termination for “cause” (as defined in the 2007 Mozilo Employment Agreement), he would not have been eligible to receive any additional amounts, other than amounts already vested at the time of termination. His unvested restricted stock, stock options, RSUs and SARs would not have vested.
Payments to Mr. Mozilo upon Death or Disability
     Under the 2007 Mozilo Employment Agreement:
•	upon Mr. Mozilo’s death, his beneficiary would have continued to receive Mr. Mozilo’s then-applicable base salary for a period of 12 months;

•	upon Mr. Mozilo’s death or termination of his employment because of his “disability” (as defined thereunder), he would have been entitled to receive a pro rata portion of the annual non-equity incentive compensation he was eligible to receive pursuant to his employment agreement, based on time of service and annual performance;

•	upon Mr. Mozilo’s death or termination of his employment because of his disability, all of his unvested restricted stock, stock options, RSUs and SARs would have become immediately vested and/or exercisable;

•	upon Mr. Mozilo’s death, he would have been entitled to receive an enhanced amount under the SERP in a lump-sum cash payment instead of being paid out over fifteen years (because Mr. Mozilo is currently eligible for retirement, the value of any SERP benefits that he was entitled to receive was no greater than what is included in the “Pension Benefits” table);

•	upon Mr. Mozilo’s death, his beneficiaries would have been entitled to receive health and life insurance benefits for one year and following that year, and his spouse would have been entitled to receive health benefits for her lifetime;

•	upon the termination of Mr. Mozilo’s employment because of his disability, he would have continued to receive one-half of his then-applicable base salary until the earlier of his death or December 16, 2009 (less any cash benefits he may have received under the Company’s disability plans and the Pension Plan); and

•	upon Mr. Mozilo’s disability, he and his beneficiaries would have been entitled to receive health, medical, dental and life insurance benefits for the earlier of his death or December 16, 2009 and following that period, he and his spouse would have been entitled to receive health benefits for their lifetimes.

Payments to Mr. Mozilo upon a Change in Control
     Immediately upon a change in control (as “change in control” is defined in the 2007 Mozilo Employment Agreement):
•	all of Mr. Mozilo’s unvested performance-based restricted stock, stock options, RSUs and SARs would have become vested and/or exercisable, except that only a pro rata portion of the RSUs granted in connection with his agreeing to remain the Company’s Chief Executive Officer would have vested (the vested portion would be proportionate to the fraction of the employment term served); and

•	Mr. Mozilo would have been entitled to receive a “gross up payment” equal to any excise tax, plus any income and/or employment tax thereon, charged to him as a result of the above (with certain exceptions).
     If following a change in control , Mr. Mozilo’s employment had been terminated for any reason by him or without “cause” by the Company (as “change in control” and “cause” are defined in the 2007 Mozilo Employment Agreement), he would also have been entitled to receive:
•	a cash payment equal to three times his then-applicable base salary, plus a cash payment equal to three times the greater of (i) the average bonus and/or incentive award paid or payable for the two fiscal years preceding the year in which termination occurs and (ii) the bonus and/or incentive award paid for the fiscal year preceding the change in control;

•	a pro rata percentage of his annual non-equity incentive compensation through the date of termination;

•	an enhanced amount under the SERP in a lump-sum cash payment (as opposed to being paid out over fifteen years) (because Mr. Mozilo is currently eligible for retirement, the value of any SERP benefits that he would have been entitled to receive is no greater than what is included in the “Pension Benefits” table);

•	for three years, continued health and life insurance benefits for Mr. Mozilo and his beneficiaries;

•	following those three years, health benefits for the lifetimes of Mr. Mozilo and his spouse; and

•	a “gross-up payment” equal to any excise tax, plus any income and/or employment tax thereon, charged to him as a result of his receipt of any of the above (with certain exceptions).
     Pursuant to a letter agreement entered into on January 25, 2008 with the Company, Mr. Mozilo agreed to waive any cash severance and pro rata bonus payments he may be eligible to receive upon a termination of his employment by him for any reason or by the Company without “cause” (as “cause” is defined in the 2007 Mozilo Employment Agreement) following completion of the anticipated acquisition by Bank of America. Such payments would have amounted to approximately $36.4 million.
Payments to Mr. Mozilo Following His Term as Chief Executive Officer
     Pursuant to the 2007 Mozilo Employment Agreement, at the expiration of Mr. Mozilo’s term as both Chairman of the Board and Chief Executive Officer, he is expected to continue to serve as a non-employee Chairman of the Board until December 31, 2011. During the period Mr. Mozilo would serve as a non-employee Chairman of the Board, he would be entitled to receive the same compensation that other non-employee directors receive plus an additional $200,000 for his services as Chairman of the Board. He would also be entitled to receive other benefits, including office space, secretarial support, use of the Company’s aircraft for business purposes, financial consulting services and payment of annual country club dues.
     If Mr. Mozilo’s service as an employee or non-employee Chairman of the Board terminates before March 1, 2011, the 2007 Mozilo Employment Agreement provided that the Company would have been required to retain Mr. Mozilo as a consultant pursuant to the terms of a consulting agreement between the Company and Mr. Mozilo. As a consultant, Mr. Mozilo would be obligated to make himself available for a specified period of time each month through February 2011 and would be compensated at the rate of $400,000 per year. He would also be entitled to receive other benefits, including office space, secretarial support, use of the Company’s aircraft, financial consulting services and payment of annual country club dues.
     During the consulting period, all options granted to Mr. Mozilo under his employment agreements would fully vest in the event of (a) a change in control, (b) termination of the consulting agreement by reason of Mr. Mozilo’s death or disability or (c) termination of the consulting agreement by Mr. Mozilo by reason of the Company’s failure to honor its obligations under the consulting agreement. Otherwise, all such options would continue to vest during the consulting period.

     Because the Company has discontinued its Director Emeritus program, Mr. Mozilo is no longer eligible to participate in that program upon a termination of his services as a director.
     Pursuant to a letter agreement entered into on January 25, 2008 with the Company, Mr. Mozilo and Countrywide agreed that his consulting agreement is to be terminated in connection with the consummation of the acquisition by Bank of America. Accordingly, upon the termination of Mr. Mozilo’s employment and his service as a director following the consummation of acquisition by merger with Bank of America, Mr. Mozilo would not be entitled to receive the consulting fees (totaling $400,000 per year) and perquisites (including office space, secretarial support, use of the Company’s aircraft, financial consulting services and payment of annual country club dues) that would have been provided under his consulting agreement effective upon the Company’s acquisition by Bank of America.
Covenants by Mr. Mozilo
     Pursuant to the 2007 Mozilo Employment Agreement, Mr. Mozilo has agreed not to compete with the Company, directly or indirectly, without consent of the Board as long as he is the Chief Executive Officer of the Company. In addition, for twenty-four months after the later of the date Mr. Mozilo ceases to be an employee or director of the Company, he has agreed not to interfere with our employee or customer relationships or solicit our employees or customers on behalf of persons competitive with the Company. Mr. Mozilo has also agreed that while he is employed by the Company, while he is a director and thereafter, he will not make any public false, defamatory or disparaging statement about the Company, or if prior to a change in control, about the officers of the Company. Mr. Mozilo has also agreed that he will not use or divulge any trade secret or confidential information concerning the business and policies of the Company.
Estimated Payments to Mr. Mozilo Upon Termination or a Change in Control
     The following table shows estimated potential payments upon a hypothetical December 31, 2007 termination, including following a change in control of the Company, for Mr. Mozilo (the table does not reflect Mr. Mozilo’s waiver of his right to receive (1) any cash severance and pro rata bonus payments (totaling approximately $36.4 million) for certain qualifying terminations and (2) consulting fees (totaling $400,000 per year) and perquisites and other benefits upon consummation of the Bank of America acquisition).

	Cash	Accelerated	Vested	Life	Vested	Other
	Severance	Equity	SERP	Insurance	Deferred	Benefits
	Payment	Vesting	Benefit	Proceeds	Compensation	Continuation	Total
	(1)(2)($)	(1)(3)($)	(1)(4)($)	(1)(5)($)	(1)(6)($)	(1)(7)($)	(1)($)
Voluntary — With Good Reason	9,700,000	1,679,924	—	—	—	103,872	11,483,796

Voluntary — Without Good Reason or Retirement (8) — Normal	—	—	—	—	—	—	—

Retirement (8) — Early	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Involuntary — For Cause	—	—	—	—	—	—	—

Involuntary — Without Cause	9,700,000	1,679,924	—	—	—	103,872	11,483,796

Death	1,900,000	1,679,924	—	13,895,761	—	—	17,475,685

Disability	1,029,692	1,679,924	—	—	—	97,339	2,806,955

Immediately following a change in control	—	1,679,924	—	—	—	—	1,679,924

Involuntary — Without Cause or Voluntary — for any reason following a change in control	67,084,419 (9)	—	—	—	—	103,872	67,188,291

(1)	Payments that have already accrued, vested or are not dependent on termination of employment or a change in control have been omitted from the table.

(2)	Cash Severance Payment. Upon Mr. Mozilo’s voluntary termination with “good reason,” his involuntary termination without “cause” (prior to or following a change in control), his termination upon his disability or his death or his termination for any reason following a change in control, he would have been entitled to receive a pro rata portion of his annual non-equity incentive compensation based on time of service and annual performance. However, because Mr. Mozilo was not awarded an annual non-equity incentive payment for Fiscal 2007, he would not have been entitled to receive such pro rata portion.

Based on Mr. Mozilo’s historical compensation and a cash severance payment upon termination estimated as of December 31, 2007, Mr. Mozilo’s change in control benefits would not have been subject to an excise tax and no “gross-up” payments would have been made.

(3)	Accelerated Equity Vesting. Values in the table represent gain on unvested RSUs that would have become vested using the December 31, 2007 share price for our common stock ($8.94).

(4)	Vested SERP Benefit. Because Mr. Mozilo is currently eligible to retire, the value of any SERP benefits that he would have received is no greater than what is included in the “Pension Benefits” table. Consequently, no additional values are included here. However, upon Mr. Mozilo’s death or immediately upon a change in control of the Company, the current, accumulated present value of the benefits would be paid in a lump sum.

(5)	Life Insurance Proceeds. The amount is equal to life insurance proceeds payable following the death of both Mr. Mozilo and his spouse, less premiums previously paid by the Company for such insurance.

(6)	Vested Deferred Compensation. Mr. Mozilo is currently eligible to retire and, according to the terms of the Company’s Executive Deferred Compensation Plan, he is fully vested in all Company contributions. The total value of Mr. Mozilo’s deferred compensation account can be found in the “Non-Qualified Deferred Compensation” table.

(7)	Other Benefits Continuation. This column reflects estimated amounts for continuation of benefits following termination. For voluntary termination with good reason, involuntary termination without cause and termination for any reason following a change in control, the amounts reflect three years of medical, dental and vision benefits, which would have totaled $6,291 per year. For disability, the amount reflects two years of medical, dental and vision benefits, which would have totaled $6,291 per year. The amounts also include lifetime medical coverage continuation for Mr. Mozilo and his wife following such two or three year period, which would have had an estimated total value of $85,000.

(8)	Retirement. Mr. Mozilo is currently eligible for normal retirement. For purposes of these termination scenarios, his voluntary termination without good reason and his retirement are considered to be equivalent.

(9)	The cash severance payment reported is greater than the cash severance payment Mr. Mozilo currently would be entitled to receive (approximately $36.4 million) as a result of using different years to calculate this payment. Mr. Mozilo has waived his right to receive this payment upon consummation of the Company’s planned acquisition by Bank of America.
Payments to Mr. Sambol
Employment Agreement with Mr. Sambol
     On March 27, 2007, we entered into a new employment agreement with Mr. Sambol, which was effective January 1, 2007 (the “2007 Sambol Employment Agreement”), as described and discussed under the heading “Compensation Discussion and Analysis.”
Payments to Mr. Sambol upon Voluntary Termination (with and without Good Reason), Retirement and Termination For Cause
     Upon Mr. Sambol’s voluntary termination without “good reason” (as defined in the 2007 Sambol Employment Agreement), his retirement (normal or early) or his termination for cause, Mr. Sambol would not have been entitled to receive any incremental amounts or benefits that were not also available to non-executive salaried employees. Upon Mr. Sambol’s voluntary termination with “good reason,” he would have been entitled to immediate vesting of all of his restricted stock, stock options, SARs, RSUs and other equity incentive compensation awards.
Payments to Mr. Sambol upon Termination Without Cause
     Upon Mr. Sambol’s termination without “cause” (as defined in the 2007 Sambol Employment Agreement):
•	he would have been entitled to receive his base salary for a two-year severance period (the “severance period”);

•	he would have been entitled to receive a payment at the end of each fiscal year during the severance period in an amount equal to the average of the incentive cash bonus paid to him in the two calendar years immediately preceding the date of termination;

•	all of his unvested restricted stock, stock options, SARs, RSUs and other equity incentive compensation awards would have become immediately vested and/or exercisable, as applicable; and

•	he and his beneficiaries would have been entitled to continue to receive health and life insurance benefits for the severance period.
Payments to Mr. Sambol upon Death or Disability
     Under the 2007 Sambol Employment Agreement:
•	upon Mr. Sambol’s death, his beneficiary would have been entitled to continue to receive Mr. Sambol’s then-applicable base salary for a period of 12 months;

•	upon Mr. Sambol’s death, his benefits under the SERP would have become immediately vested and his beneficiary would have been entitled to receive a lump-sum payment;

•	upon Mr. Sambol’s death, his dependents would have been entitled to receive payment for continuation health care coverage (i.e., COBRA coverage);

•	upon Mr. Sambol’s death or termination upon his “disability” (as defined thereunder), he would have been entitled to receive a pro rata portion of his annual non-equity incentive compensation, based on time of service and annual performance;

•	upon Mr. Sambol’s death or his termination upon his disability, all of his unvested restricted stock, stock options SARs, RSUs and other equity incentive compensation awards would have become immediately vested and/or exercisable, as applicable;

•	upon the termination of Mr. Sambol’s employment because of his disability, he would have been entitled to continue to receive one-half of his then-applicable base salary for the earlier of five years or his death (less any cash benefits he would have received under the Company’s disability plans and its Pension Plan);

•	upon the termination of Mr. Sambol’s employment because of his disability, his benefits under the SERP would have become immediately vested and he would have been entitled to a fifteen year annuity;

•	upon the termination of Mr. Sambol’s employment because of his disability, he and his beneficiaries would have continued to receive health and life insurance benefits for the earlier of five years or the date of Mr. Sambol’s death; and

•	upon Mr. Sambol’s death or termination upon his disability, his unvested balance under our Deferred Compensation Plan would have become immediately vested and he would have been deemed to have elected payment of any amounts due him.
Payments to Mr. Sambol upon a Change in Control
     Immediately upon a change in control (as “change in control” is defined in the 2007 Sambol Employment Agreement):
•	all of Mr. Sambol’s unvested restricted stock, stock options, SARs, RSUs and other equity incentive compensation awards would have become immediately vested;

•	Mr. Sambol’s benefits under the SERP would have become immediately vested and he would have been entitled to receive a lump-sum cash payment within 60 days of the change in control;

•	Mr. Sambol’s unvested balance under the Executive Deferred Compensation Plan would have immediately vested and payment would have been made to him pursuant to the plan; and

•	Mr. Sambol would have received a “gross-up payment” equal to any excise tax, plus any income and/or employment tax thereon, charged to him as a result of the above (with certain exceptions).
     If Mr. Sambol’s employment would have been terminated following a “change in control” without “cause” by the Company or by him for “good reason” (as those terms are defined in the 2007 Sambol Employment Agreement), he would have been entitled to receive:
•	a cash payment equal to three times his then-applicable base salary;

•	a cash payment equal to three times the greater of (i) the average non-equity incentive compensation paid or payable for the two fiscal years preceding the year in which termination occurs and (ii) the bonus and/or incentive award paid for the fiscal year preceding the change in control;

•	for three years, continued health and life insurance benefits for Mr. Sambol and his dependents; and

•	a “gross-up payment” equal to any excise tax, plus any income and/or employment tax thereon, charged to him as a result of his receipt of any of the above (with certain exceptions).
Restrictions on Mr. Sambol’s Competition, Solicitation and Disclosure of Confidential Information
     Following the termination of Mr. Sambol’s employment for any reason, (i) he has agreed not to compete, directly or indirectly, with the Company without the consent of the Board for twelve months, (ii) he has agreed not to influence or attempt to influence customers of the Company to divert their business in competition with the Company, (iii) he has agreed not to influence or advise any other person to employ or solicit anyone employed by the Company at the time of his termination, and (iv) he has agreed not to influence or advise any employee to leave the Company. In addition, Mr. Sambol agreed not to disclose trade secret and confidential information of the Company to anyone other than the Company and those designated by it.
Estimated Payments to Mr. Sambol Upon Termination or a Change in Control
     The following table shows estimated and potential payments upon a hypothetical December 31, 2007 termination, including following a change in control of the Company, for Mr. Sambol.

	Cash	Accelerated	Vested	Life	Vested	Other
	Severance	Equity	SERP	Insurance	Deferred	Benefits
	Payment	Vesting	Benefit	Proceeds	Compensation	Continuation	Total
	(1)(2)($)	(1)(3)($)	(1)(4)($)	(1)($)	(1)(5)($)	(1)(6)($)	(1)($)
Voluntary—With Good Reason	—	840,303	—	—	—	—	840,303

Voluntary—Without Good Reason	—	—	—	—	—	—	—

Retirement (7)—Normal	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Retirement (7)—Early	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Involuntary— For Cause	—	—	—	—	—	—	—

Involuntary—Without Cause	13,300,000	840,303	—	—	—	29,079	14,169,382

Death	1,400,000	840,303	2,013,694	5,100,000	172,478	14,540	9,541,015

Disability	1,822,399	840,303	2,013,694		172,478	72,698	4,921,572

Immediately Following a Change in Control	—	840,303	2,013,694	—	172,478	—	3,026,475

Involuntary—Without Cause or Voluntary—With Good Reason following a Change in Control	19,950,000	—	—	—	—	43,619	19,993,619

(1)	Payments that have already accrued, vested or are not dependent on termination of employment have been omitted from the table above.

(2)	Cash Severance Payment. Upon Mr. Sambol’s termination upon his disability or his death, he would have been entitled to receive a pro rata portion of his annual non-equity incentive compensation based on time of service and annual performance. However, because Mr. Sambol was not awarded an annual non-equity incentive payment for Fiscal 2007, he would not have been entitled to receive such pro rata portion. Based on Mr. Sambol’s historical compensation and his estimated cash severance payment upon termination as of December 31, 2007, Mr. Sambol’s change in control benefits would not have been subject to an excise tax and no “gross-up” payments would have been made.

(3)	Accelerated Equity Vesting. Values in the table represent gain on unvested RSUs that would have become vested using the December 31, 2007 share price for our common stock ($8.94).

(4)	Vested SERP Benefit. Information in the table above represents the incremental value of the benefit that exceeds the value already disclosed in the “Pension Benefits” table. These incremental values are primarily due to accelerated vesting, specific benefit assumptions defined in the SERP document and, in the case of death or a change in control, lump-sum payment of the accrued benefit. Unvested contributions by the Company to the Executive Deferred Compensation Plan offset any benefits Mr. Sambol may receive under the SERP.

(5)	Vested Deferred Compensation. Values in the table represent the otherwise unvested portion of Mr. Sambol’s deferred compensation account as of December 31, 2007. This unvested amount is attributable to our contributions to the Executive Deferred Compensation Plan. These values are included in the balances provided in the “Non-Qualified Deferred Compensation” table.

(6)	Other Benefits Continuation. This column reflects estimated amounts for continuation of benefits following termination. For involuntary termination without cause, the amount reflects two years of medical, dental, vision and life insurance, which would have totaled $14,540 per year. For death, the amount reflects one year of medical, dental, vision and life insurance. For disability, the amount reflects five years of medical, dental, vision and life insurance, which would have totaled $14,540 per year. For involuntary termination without cause or voluntary termination with good reason following a change in control, the amount reflects three years of medical, dental, vision, life insurance and supplemental disability, which would have totaled $14,540 per year.

(7)	Retirement. Mr. Sambol is not and would not have been eligible for either early or normal retirement.
Payments to Messrs. Sieracki, Garcia and Gissinger
     None of Messrs. Sieracki, Garcia and Gissinger have employment agreements with the Company. None of Messrs. Sieracki, Garcia and Gissinger would have been eligible to receive any payments in the event of a voluntary termination (with or without good reason), retirement (normal or early), for cause termination or without cause termination.
Payments upon Death or Disability
     In the event of death or disability of Messrs. Sieracki, Garcia or Gissinger:
•	the executive would have received a pro rata portion of his annual non-equity incentive compensation;

•	any unvested restricted stock, stock options or SARs granted to the executive after November 9, 2004 would have become immediately vested pursuant to our 2000 Equity Incentive Plans;

•	for Messrs. Sieracki and Garcia, the executive’s benefits under the SERP would have immediately vested, and upon his death, his beneficiary would have been entitled to a lump-sum payment, or upon termination of his employment upon his disability, he would have been entitled to a fifteen year annuity;

•	for Mr. Gissinger, his benefits under our Executive Contribution Account Plan would have immediately vested, and he or his beneficiary, as applicable, would have been entitled to a lump-sum payment; and

•	the executive’s unvested balance under the Executive Deferred Compensation Plan would have immediately vested and amounts due him would have been paid in the form of a lump sum or monthly annuities over five, ten or fifteen years, as elected by the executive.
Payments Made Upon a Change in Control
     Immediately upon a change in control, for each of Messrs. Sieracki, Garcia and Gissinger:
•	any of the executive’s unvested restricted stock, stock options, RSUs or SARs would have become immediately vested and/or exercisable, as applicable (for purposes of such vesting, as “change in control” is defined in our 2000 or 2006 Equity Incentive Plans);

•	for Messrs. Sieracki and Garcia, the executive’s benefits under the SERP would have become immediately vested and he would have been entitled to receive a lump-sum cash payment within 60 days of the change in control (for purposes of such vesting and payment, as “change in control” is defined in the SERP);

•	the executive’s unvested balance in the Executive Deferred Compensation Plan would have become immediately vested and payment would have been made to the executive pursuant to the plan (for purposes of such vesting and payment, as “change in control” is defined in the Executive Deferred Compensation Plan);

•	for Mr. Gissinger, his benefits under our Executive Contribution Account Plan would have become immediately vested (for purposes of such vesting, as “change in control” is defined in the Executive Contribution Account Plan); and

•	the executive would have received a “gross up payment” equal to the excise tax, plus income and employment taxes thereon, charged to him as a result of his receipt of any of the above (with certain exceptions).
      Messrs. Sieracki, Garcia and Gissinger are each participants in the Change in Control Severance Plan. Pursuant to this Plan, if an executive’s employment had been terminated following a change in control without “cause” by the Company or for “good reason” by the executive (as those terms are defined in the Change in Control Severance Plan), the named executive officer would also have been eligible to receive:
•	an amount equal to three times the executive’s annual base salary as of the date of his termination, or, if greater, as of the date on which the change in control occurs, in each case, paid over three years;

•	an amount equal to three times the greater of the bonus and/or incentive award paid to the executive for the fiscal year immediately preceding the change in control and the average of the bonus and/or incentive award paid to the executive for each of the last two fiscal years preceding the year of termination paid over three years;

•	continued benefits for the executive and his dependents or beneficiaries, including group medical, health, dental and prescription drug benefits (including the executive medical examination program), life insurance and other death benefits coverage, executive long-term disability, individual outplacement services, and financial planning services for a period of three years;

•	a credit for three additional years of service and age under all of our employee benefit plans; and

•	a “gross-up payment” equal to the excise tax, plus income and employment taxes thereon, charged to the executive as a result of his receipt of any of the above (with certain exceptions).
     If, following termination of his employment, an executive accepts alternative employment with the Company or its successor, continued benefits and payments of the salary and incentive cash bonus amounts would cease. Amounts or benefits paid to the executive under the Change in Control Severance Plan will not be offset by any other future compensation received by the executive from other sources.
Estimated Payments to Mr. Sieracki Upon Termination or a Change in Control
     The following table shows the potential payments upon a hypothetical December 31, 2007 termination, including following a change in control of the Company, for Mr. Sieracki. Mr. Sieracki would not have received any payments upon voluntary termination of his employment (with or without good reason) or involuntary termination of his employment (with or without cause). Mr. Sieracki is not and would not have been eligible for early or normal retirement.

	Cash	Accelerated	Vested	Life	Vested	Other
	Severance	Equity	SERP	Insurance	Deferred	Benefits
	Payment	Vesting	Benefit	Proceeds	Compensation	Continuation	Total
	(1)(2)($)	(1) (3)($)	(1)(4)($)	(1)($)	(1)(5)($)	(1)(6)($)	(1)($)
Death	—	328,439	842,926	3,005,000	174,115	—	4,350,480

Disability	—	328,439	842,926	—	174,115	—	1,345,480

Immediately Following a Change in Control	—	328,439	842,926	—	174,115	—	1,345,480

Involuntary—Without Cause or Voluntary—With Good Reason following a Change in Control	9,070,845	—	—	—	—	67,736	9,138,581

(1)	Payments that have already accrued, vested or are not dependent on termination of employment have been omitted from the table above.

(2)	Cash Severance Payment. Upon Mr. Sieracki’s termination upon his disability or his death, he would have been entitled to receive a pro rata portion of the annual non-equity incentive compensation based on time of service and annual performance. However, because Mr. Sieracki was not awarded an annual non-equity incentive payment for Fiscal 2007, he would not have been entitled to receive such pro rata portion.

The estimated value of Mr. Sieracki’s “gross-up” payment upon a specified termination of his employment following a change in control (including both reimbursement for any excise tax and associated taxes on that payment) is $4,107,570 and is included in the cash severance benefit above. The gross-up amount in the above table is based on an excise tax rate of 20%, a 35% federal income tax rate, a 1.45% Medicare tax rate and a 9.30% state income tax rate.

(3)	Accelerated Equity Vesting. Values in the table represent gain on unvested RSUs that would have become vested using the December 31, 2007 share price for our common stock ($8.94).

(4)	Vested SERP Benefit. Information in the table above represents the incremental value of the benefit that exceeds the value already disclosed in the “Pension Benefits” table. These incremental values are primarily due to accelerated vesting, specific benefit assumptions defined in the SERP document and, in the case of death or a change in control, lump-sum payment of the accrued benefit. Unvested contributions by the Company to the Executive Deferred Compensation Plan offset any benefits Mr. Sieracki may receive under the SERP.

(5)	Vested Deferred Compensation. Values in the table represent the otherwise unvested portion of Mr. Sieracki’s deferred compensation account as of December 31, 2007. This unvested amount is attributable to our contributions to the Executive Deferred Compensation Plan. These values are included in the balances provided in the “Non-Qualified Deferred Compensation” table.

(6)	Other Benefits Continuation. This column reflects estimated amounts for continuation of benefits following termination. For involuntary termination without cause or voluntary termination with good reason following a change in control, the amount reflects three years of medical, dental, vision, life insurance, supplemental disability and outplacement, which would have totaled $22,579 per year.
Estimated Payments to Mr. Garcia Upon Termination or a Change in Control
     The following table shows the potential payments upon a hypothetical December 31, 2007 termination, including following a change in control of the Company, for Mr. Garcia. Mr. Garcia would not have received any payments upon voluntary termination of his employment (with or without good reason) or involuntary termination of his employment (with or without cause). Mr. Garcia is not and would not have been eligible for early or normal retirement.

	Cash	Accelerated	Vested	Life	Vested	Other
	Severance	Equity	SERP	Insurance	Deferred	Benefits
	Payment	Vesting	Benefit	Proceeds	Compensation	Continuation	Total
	(1)(2)($)	(1)(3)($)	(1)(4)($)	(1)($)	(1)(5)($)	(1)(6)($)	(1)($)
Death	—	187,679	1,077,077	5,100,000	288,295	—	6,653,051
Disability	—	187,679	1,077,077	—	288,295	—	1,553,051
Immediately Following a Change in Control	—	187,679	1,077,077	—	288,295	—	1,553,051
Involuntary — Without Cause or Voluntary — With Good Reason following a Change in Control	11,164,317	—	—	—	—	164,725	11,329,042

(1)	Payments that have already accrued, vested or are not dependent on termination of employment have been omitted from the table above.

(2)	Cash Severance Payment. Upon Mr. Garcia’s termination upon his disability or his death, he would have been entitled to receive a pro rata portion of the annual non-equity incentive compensation based on time of service and annual performance. However, because Mr. Garcia was not awarded an annual non-equity incentive payment for Fiscal 2007, he would not have been entitled to receive such pro rata portion.

Based on Mr. Garcia’s historical compensation and a cash severance payment upon termination estimated as of December 31, 2007, Mr. Garcia’s change in control benefits would not be subject to the excise tax and no gross-up payments would be made.

(3)	Accelerated Equity Vesting. Values in the table represent gain on unvested RSUs that would have become vested using the December 31, 2007 share price for our common stock ($8.94).

(4)	Vested SERP Benefit. Information in the table above represents the incremental value of the benefit that exceeds the value already disclosed in the “Pension Benefits” table. These incremental values are primarily due to accelerated vesting, specific benefit assumptions defined in the SERP document and, in the case of death or a change in control, lump-sum payment of the accrued benefit. Unvested contributions by the Company to the Executive Deferred Compensation Plan offset any benefits Mr. Garcia may receive under the SERP.

(5)	Vested Deferred Compensation. Amounts in the table represent the otherwise unvested portion of Mr. Garcia’s deferred compensation account as of December 31, 2007. This unvested amount is attributable to our contributions to the Executive Deferred Compensation Plan. These amounts are included in the balances provided in the “Non-Qualified Deferred Compensation” table.

(6)	Other Benefits Continuation. This column reflects estimated amounts for continuation of benefits following termination. For involuntary termination without cause or voluntary termination with good reason following a change in control, the amount reflects three years of medical, dental, vision, life insurance, supplemental disability, financial planning and outplacement, which would have totaled $54,908 per year.
Estimated Payments to Mr. Gissinger Upon Termination or a Change in Control
     The following table shows the potential payments upon a hypothetical December 31, 2007 termination, including following a change in control of the Company, for Mr. Gissinger. Mr. Gissinger would not have received any payments upon voluntary termination of his employment (with or without good reason) or involuntary termination of his employment (with or without cause). Mr. Gissinger is not and would not have been eligible for early or normal retirement.

			Vested
			Executive
	Cash	Accelerated	Contribution	Life	Vested	Other
	Severance	Equity	Account	Insurance	Deferred	Benefits
	Payment	Vesting	Plan Benefit	Proceeds	Compensation	Continuation	Total
	(1)(2)($)	(1)(3)($)	(1)(4)($)	(1)($)	(1)(5)($)	(1)(6)($)	($)
Death	—	1,519,248	223,434	3,100,000	—	—	4,842,682
Disability	—	1,519,248	223,434	—	—	—	1,742,682
Immediately Following a Change in Control	—	1,519,248	223,434	—	—	—	1,742,682
Involuntary — Without Cause or Voluntary — With Good Reason following a Change in Control	15,303,501	—	—	—	—	147,109	15,450,610

(1)	Payments that have already accrued, vested or are not dependent on termination of employment have been omitted from the table above.

(2)	Cash Severance Payment. Upon Mr. Gissinger’s termination upon his disability or his death, he would have been entitled to receive a pro rata portion of the annual non-equity incentive compensation based on time of service and annual performance. However, because Mr. Gissinger was not awarded an annual non-equity incentive payment for Fiscal 2007, he would not have been entitled to receive such pro rata portion.

The estimated value of Mr. Gissinger’s “gross-up” payment upon a specified termination of his employment following a change in control (including both reimbursement for any excise tax and associated taxes on that payment) is $6,852,972 and is included in the cash severance amount above. The gross-up amount in the above table is based on an excise tax rate of 20%, a 35% federal income tax rate, a 1.45% Medicare tax rate and a 9.30% state income tax rate.

(3)	Accelerated Equity Vesting. Values in the table represent gain on unvested RSUs that would have become vested using the December 31, 2007 share price for our common stock ($8.94).

(4)	Vested Executive Contribution Account Plan Benefit. As previously described, Mr. Gissinger participates in our Executive Contribution Account Plan; he does not participate in the SERP. Upon a change in control, any unvested Executive Contribution Account Plan balance is immediately vested. As of December 31, 2007, Mr. Gissinger’s entire Executive Contribution Account Plan account balance was unvested. This value is also disclosed in the “Pension Benefits” table.

(5)	Vested Deferred Compensation. Mr. Gissinger is fully vested in his Executive Deferred Compensation Plan balance, which consists entirely of his voluntary deferrals.

(6)	Other Benefits Continuation. This column reflects estimated amounts for continuation of benefits following termination. For involuntary termination without cause or voluntary termination with good reason following a change in control, the amount reflects three years of medical, dental, vision, life insurance, supplemental disability, executive physical and financial planning and outplacement, which would have totaled $49,036 per year.
Bank of America Acquisition
     We have entered into an agreement and plan of merger with Bank of America. Consummation of the Bank of America acquisition would be a “change in control” as the term is used in this section. The estimated amounts shown in the preceding tables of this section assume a hypothetical change in control and termination, where applicable, on December 31, 2007, and accordingly, the amounts shown above are different from amounts that would be paid to a named executive officer upon or following the consummation of the Bank of America acquisition. Additional detail regarding estimated payments to the named executive officers upon the consummation of the Bank of America acquisition may be found in the Registration Statement under the heading “Countrywide’s Officers and Directors Have Financial Interests in the Merger.”

DIRECTOR COMPENSATION AND BENEFITS
     The compensation program for our non-employee directors is intended to compensate them for the time and effort required of a director given the size and complexity of the Company’s operations. Portions of the compensation program utilize our common stock or stock equivalents in order to further align the interests of the directors with all other stockholders of the Company and to motivate the directors to focus on the long-term financial interests of the Company. Directors who are Company employees are not paid any fees for serving on the Board or for attending Board meetings.
Cash Compensation Paid to Board Members
     The following table shows the cash fee arrangements we have with our non-employee directors for their board and committee work.

Type of Fee	Amount ($)
Annual Board Retainer	$70,000
Annual Committee Chair Retainer.	$7,500
Lead Director Retainer	$25,000	(may be paid in the form of restricted stock)
Meeting Fees
In-Person Board Meeting	$1,500
Telephonic Board Meeting	$750
     All non-employee directors are entitled to reimbursement for expenses incurred in attending meetings of the Board and its committees.
Restricted Stock Awards
     Under the Company’s 2003 Non-Employee Directors’ Fee Plan each director receives, on an annual basis, shares of restricted stock with an aggregate value equal to $220,000, based on the fair market value of our common stock on the date of grant. Starting January 1, 2007, the fair market value was deemed to be the closing price of our common stock on the date of grant. Restrictions on such restricted stock lapse upon the earlier of (i) the business day immediately preceding the first anniversary of the grant, (ii) such director’s death or disability, (iii) a change in control of the Company, or (iv) the date such director becomes a Director Emeritus.
Deferred Compensation Program for Non-Employee Directors
     Pursuant to the 2003 Non-Employee Directors’ Fee Plan, each non-employee director may elect to defer all or part of his or her director’s fees in the form of cash or stock units and may also elect to defer all or part of his or her restricted stock awards in the form of restricted stock units. In each case any deferral is made to a specified date or to the date of the director’s separation from the Board. Director’s fees and restricted stock deferred as stock units and restricted stock units earn dividend equivalents, which are paid in the form of additional stock units and restricted stock units, at the same time and in the same amount as dividends are paid on the common stock. Under this plan, in respect of Fiscal 2007, Ms. Brown and Messrs. Dougherty and Robertson elected to defer some or all of their director’s fees and Ms. Brown and Messrs. Cunningham, Dougherty, Melone and Parry elected to defer all of their restricted stock awards. As of December 31, 2007, the account balances for each non-employee director under the plan were as follows:

Ms. Brown	Mr. Cisneros	Mr. Cunningham	Mr. Donato	Mr. Dougherty	Mr. Melone	Mr. Parry	Mr. Robertson	Mr. Russell	Mr. Snyder

$ 0	$0	$839,648	$1,201,149	$0	$117,835	$181,778	$622,748	$0	$567,480
     For Ms. Brown, Mr. Cisneros and Mr. Dougherty, amounts in their deferred accounts were distributed to each of them at the time of their separation from the Board. The account balances for each director under the plan are not held in a trust. Participants are unsecured creditors of the Company in respect of amounts deferred.
Director Charitable Award Program and Matching Gift Program
     Each current director other than Mr. Sambol may participate in the Company’s Director Charitable Award Program, which is designed to recognize the value in supporting worthy, qualified charities and to enhance the Company’s ability to attract and retain directors with outstanding experience and ability. Directors’ participation vests ratably over five years. The Company may contribute to a qualified charity selected by such director and approved by the Company in the amount of $1,000,000 on behalf of such director and $2,000,000 on behalf of the Chairman and co-founder, Angelo R. Mozilo, with such contributions to be made over a ten-year period with the first installment made at the earlier of ten years after the director’s retirement from the Board or at the Board member’s death. The Charitable Award Program is funded by life insurance policies on directors, and the program is not intended to result in a substantial cost to the Company. Directors derive no direct financial benefit from the Director Charitable Award Program because all charitable contribution tax deductions accrue solely to the Company. The Company may terminate the Charitable Award Program at any time. On June 13, 2007, the Board amended the Company’s Director Charitable Award Program to limit participation in the program to current participants. Directors appointed to the Board after June 13, 2007, including Mr. Sambol, are not eligible to participate in the program.
     The Company has established a Directors’ Matching Gift Program in which the Company will match, dollar for dollar, up to a maximum total amount per non-employee director of $5,000 annually. The Directors’ Matching Gift Program is part of the Company’s strategic philanthropy mission reflecting the long-standing reputation of the executives and employees of the Company for giving back to the communities in which they live and work.
Director Emeritus
     Effective June 13, 2007, the Board limited participation in the Company’s Director Emeritus program to current participants and eliminated the eligibility of current and future directors. The closure of the Director Emeritus program will have no effect on the benefits extending to the current participants in the Director Emeritus program.
     Non-employee directors who retired from the Board after a minimum of three years of service were eligible to participate in the program. So long as a Director Emeritus agrees to provide up to five hours per month of advisory and consulting services to the Company and its subsidiaries, as the Board may determine, and to attend meetings as requested by the Board, an eligible individual may serve as Director Emeritus for life. Furthermore, each Director Emeritus is required to refrain from entering into an employment or consulting agreement with, or from supplying any information or materials to, any competitor of the Company or its subsidiaries throughout his or her participation in the program.
     The Company’s Director Emeritus program further provides that (i) stock options granted to the Director Emeritus during his or her tenure as a director continue to vest as provided under the Company’s applicable equity incentive plans, (ii) shares of restricted stock granted to a Director Emeritus during his or her tenure as a director automatically vest upon such director becoming a Director Emeritus, (iii) a Director Emeritus is entitled to participate in the Company’s health plans, and (iv) a Director Emeritus who, upon request by the Board, attends a Board meeting, is entitled to a payment in an amount not less than the then-current per meeting fee payable to non-employee directors for attending Board meetings plus expenses incurred in connection with such attendance.

Director Summary Compensation Table
     The table below summarizes the compensation paid by the Company to non-employee directors for Fiscal 2007.

				Change in Pension
				Value and
	Fees			Nonqualified
	Earned			Deferred
	or Paid		Stock	Compensation	All Other
Name	in Cash		Awards	Earnings	Compensation	Total
(1)	($)		($)(2)(3)(4)	($)(5)	($)(6)	($)
Kathleen Brown (7)	24,250		(164,377)	—	251,662	111,535
Henry G. Cisneros	79,537		55,598	—	55,461	190,596
Jeffrey M. Cunningham	104,121		275,577	1,394	57,078	438,170
Robert J. Donato	109,750		219,978	3,178	58,640	391,546
Michael E. Dougherty	54,431	(8)	219,978	971	47,377	322,757
Martin R. Melone	176,000	(9)	275,947	—	50,377	502,324
Robert T. Parry	177,921	(9)	275,947	—	57,377	511,245
Oscar P. Robertson	95,500	(10)	219,978	1,449	47,377	364,304
Keith P. Russell	182,500	(9)	345,696	—	58,392	586,588
Harley W. Snyder	185,649	(9)	275,947	1,495	52,334	515,424

(1)	Angelo R. Mozilo, the Company’s Chairman of the Board and Chief Executive Officer, and David Sambol, the President and Chief Operating Officer of the Company, are not included in this table because they are employees of the Company and thus receive no compensation for their services as directors. The compensation received by Messrs. Mozilo and Sambol as employees of the Company for Fiscal 2007 and Fiscal 2006 is shown in the “Summary Compensation Table.”

(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for Fiscal 2007 in accordance with FAS 123R and thus may include amounts from awards granted in and prior to Fiscal 2007.

The grant date fair value of restricted stock awards granted April 2, 2007 computed in accordance with FAS 123R is as follows: for each of Messrs. Cunningham, Donato, Dougherty and Robertson: $219,978; and for each of Messrs. Melone, Parry, Russell and Snyder: $275,947, of which $219,978 is attributed to restricted stock awarded to each for his service as a director and $55,968 is attributed to restricted stock awarded to each for his service as a director of Countrywide Bank, FSB (the “Bank”), a subsidiary of the Company.

Mr. Cisneros resigned from the Board effective October 18, 2007, which resulted in the forfeiture of his April 2, 2007 restricted stock award, so the value reported only reflects amounts from awards granted prior to Fiscal 2007.

Ms. Brown resigned from the Board effective March 29, 2007, and as a result, she was not granted a stock award on April 2, 2007. In addition, upon Ms. Brown’s resignation from the Board, she forfeited 6,035 shares of restricted stock. The amount previously reported in this column for Ms. Brown for Fiscal 2006 included the dollar amount recognized for financial statement reporting purposes for such restricted stock in accordance with FAS 123R. The negative number reported in this column for Fiscal 2007 reflects the negative expense recognized for financial statement reporting purposes with respect to the forfeiture of such restricted stock in accordance with FAS 123R.

(3)	The amounts of restricted stock underlying the awards granted April 2, 2007 that vested on April 1, 2008 are as follows: for each of Messrs. Cunningham, Donato, and Robertson: 6,721 restricted shares; and for each of Messrs. Melone, Parry, Russell and Snyder: 8,431 restricted shares.

Mr. Cisneros forfeited 6,721 shares of restricted stock upon his resignation.

Mr. Dougherty did not stand for re-election as a director at our 2007 annual meeting. Accordingly his service as a director terminated effective June 13, 2007. In lieu of Mr. Dougherty’s participation in our Director Emeritus program, the Board resolved on June 13, 2007 to accelerate the vesting of 6,721 shares of restricted stock awarded to Mr. Dougherty that would have been forfeited upon the termination of his service absent such acceleration.

(4)	Messrs. Cunningham, Dougherty, Melone and Parry elected to defer 100% of their restricted stock awards for Fiscal 2007 attributable to their services as directors. Any restricted stock attributable to their services as Bank directors was not eligible for deferral.

(5)	All of the amounts reflect “above-market” earnings on compensation deferred by the directors pursuant to our 2003 Non-Employee Directors’ Fee Plan.

(6)	The amounts in this column reflect perquisites and other personal benefits (including health benefits and spousal travel), contributions by the Company to qualified charities pursuant to our Charitable Awards Program, and charitable donations by the Company pursuant to our Directors Matching Gift Program.

Health Benefits: In Fiscal 2007, Messrs. Cisneros, Cunningham, Donato and Russell participated in the Company’s group health plans consisting of medical and dental benefits. The annual cost to the Company in Fiscal 2007 for each participating director, net of premium payments made by the director, was $8,084, $9,701, $6,263, and $6,015, respectively.

Spousal Travel: The annual cost to the Company for spousal travel of directors in Fiscal 2007 was as follows: for Mr. Snyder, $4,957.

Charitable Awards Program: We fund the Charitable Award Program through life insurance policies and $47,377 is allocated as “All Other Compensation” for each director for Fiscal 2007. Such amount was determined by dividing the aggregate life insurance premiums by 14, which was the number of current and former directors, including Directors Emeritus and Mr. Mozilo (but not including Mr. Sambol) for Fiscal 2007. On June 13, 2007, the Board amended the Company’s Charitable Award Program to limit participation in the program to then-current participants.

Matching Gift Program: During Fiscal 2007, $23,000 was paid out under the Directors’ Matching Gift Program as follows:

Director	Matching Contribution ($)
Robert J. Donato	5,000
Martin R. Melone	3,000
Robert T. Parry	10,000
Keith P. Russell	5,000
     Our matching contribution on behalf of Mr. Parry above the $5,000 limit was a one-time exception to our policy.

(7)	Ms. Brown resigned from the Board effective March 29, 2007, which resulted in the forfeiture of 6,035 shares of restricted stock that would have vested on April 2, 2007. Because Ms. Brown had served as a director for substantially all of the vesting period for these shares, the Compensation Committee and the Board approved a cash payment to Ms. Brown of $204,285 in lieu thereof, which was the value on March 29, 2007 of the 6,035 shares that were forfeited. Ms. Brown elected to convert $24,221 of her Fiscal 2007 cash compensation (totaling $228,535) into stock and to defer such stock. Stock in Ms. Brown’s deferral account was distributed to her at the time of her separation from the Board.

(8)	Mr. Dougherty elected to defer $31,622 of his Fiscal 2007 cash compensation into a deferred cash account.

(9)	Fees include additional cash compensation received by the director as a member of the Board of Directors of the Bank. In Fiscal 2007, Messrs. Melone, Parry, Russell and Snyder earned $67,750, $66,500, $73,500 and $65,000, respectively, for their service on the Bank’s Board of Directors. The annual retainer for a member of the Bank’s Board of Directors is $50,000 and the annual committee chair retainer is $5,000. Meeting fees are $1,500 for each in-person Bank Board meeting and $1,000 for each telephonic Bank Board meeting. Each member of the Bank Board of Directors also received restricted stock with a fair market value of $55,968 in Fiscal 2007, rounded down to the next whole share. Effective January 1, 2008, a director who is also a member of the Board of Directors of the Bank will no longer be compensated for service on both boards of directors, except that such directors will be entitled to receive a meeting fee of $750 if a telephonic meeting of the Bank Board is not held on the same day as a Board meeting and a meeting fee of $1,500 if an in-person meeting of the Bank Board is not held on the same day as a Board meeting.

(10)	Mr. Robertson elected to defer $85,950 of his Fiscal 2007 cash compensation into a deferred cash account.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     The following table shows, with respect to each person or entity known to the Company to be the beneficial owner of more than five percent of the Company’s common stock as of December 31, 2007, except as noted, based on a review of publicly available statements of beneficial ownership filed with the SEC on Schedules 13D and 13G or other information known to the Company through April 4, 2008: (i) the number of shares of the Company’s common stock so owned and (ii) the percentage of all shares outstanding represented by such ownership.

	Number of Shares
Name and Address of Beneficial Owner	Owned	Percent of Class (1)
Bank of America, N.A. (2)	111,111,111	16.1%
Bank of America Corporate Center 100 North Tryon Street Charlotte, NC 28255

Legg Mason Capital Management, Inc. (3)	68,136,544	11.8%
100 Light Street Baltimore, MD 21202

Brandes Investment Partners, L.P. (4)	55,323,828	9.6%
11988 El Camino Real, Suite 500 San Diego, CA 92130

Capital World Investors (5)	35,836,620	6.1%
333 South Hope Street Los Angeles, CA 90071

SRM Global Master Fund Limited Partnership (6)	31,717,524	5.4%
c/o SRM Fund Management (Cayman) Limited P.O. Box 309 GT, Ugland House South Church Street, George Town Grand Cayman, Cayman Islands

FMR LLC (7)	31,397,873	5.4%
82 Devonshire Street Boston, MA 02109

(1)	The percent of class reported in this column has been calculated based upon the number of shares of common stock outstanding as of December 31, 2007 and may be different than the percent of class reported in statements of beneficial ownership filed with the SEC.

(2)	Consists of 20,000 shares of the Company’s 7.25% Series B Non-Voting Convertible Preferred Stock, which Preferred Stock is convertible, at any time at the option of the holder, into the number of shares of common stock of the Company equal to the liquidation preference of the Series B Non-Voting Convertible Preferred Stock (currently equal to $100,000 per share) being converted divided by the conversion price (currently equal to $18.00 per share), as more fully described in the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2007.

(3)	As reported in Amendment No. 3 to Schedule 13G filed with the SEC on February 14, 2008 by Legg Mason Capital Management, Inc., an investment adviser (“Legg Mason”) and LMM LLC, an investment adviser (“LMM”). In the Schedule 13G, Legg Mason and LMM disclosed that they are investment advisers that manage various accounts that have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. Legg Mason and LMM reported that they have shared voting and dispositive power as to 68,136,544 shares.

(4)	As reported in a Schedule 13G filed with the SEC on February 14, 2008 by Brandes Investment Partners, L.P., an investment advisor, Brandes Investment Partners, Inc., a control person, Brandes Worldwide Holdings, L.P., a control person, Charles H. Brandes, a control person, Glenn R. Carlson, a control person, and Jeffrey A. Busby, a control person (collectively, the “Brandes reporting entities”). In the Schedule 13G, the Brandes reporting entities disclosed shared voting power as to 45,547,406 shares and shared dispositive power as to 55,323,828 shares.

(5)	As reported in a Schedule 13G filed with the SEC on February 11, 2008 by Capital World Investors (“CWI”), a division of Capital Research and Management Company, an investment advisor. In the Schedule 13G, CWI disclosed that one or more of its clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. CWI reported that it has sole voting power as to 84,065,000 shares and sole dispositive power as to 35,836,620 shares. Includes 4,577,620 shares that may be issued upon conversion of $240,000,000 principal amount of series A floating rate convertible debentures within 60 days of April 4, 2008.

(6)	As reported in Amendment No. 1 to Schedule 13D filed with the SEC on February 13, 2008 by (a) SRM Global Master Fund Limited Partnership (the “Master Fund”), an exempted limited partnership; (b) SRM Global Fund General Partner Limited (the “General Partner”), an exempted company serving as the general partner of the Master Fund; (c) SRM Fund Management (Cayman) Limited (the “Investment Manager”), an exempted company serving as the investment manager of the Master Fund; and (d) Jonathan Wood, a director and principal of the Investment Manager (collectively, the “SRM Reporting Persons”). The SRM Reporting Persons disclosed shared voting and dispositive power as to 31,717,524 shares. On April 16, 2008, the SRM Reporting Persons filed Amendment No. 2 to Schedule 13D with the SEC reporting beneficial ownership of 47,217,524 shares as of April 15, 2008, which includes 1,688,600 shares underlying 16,886 exchange traded put options that were sold by the Master Fund in open market transactions.

(7)	As reported in a Schedule 13G filed with the SEC on February 14, 2008 by FMR LLC, a parent holding company, and its direct and indirect subsidiaries FMR LLC, and Edward C. Johnson 3d, Chairman of FMR LLC. In the Schedule 13G, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and a registered investment adviser, reported that it is the beneficial owner of 29,743,952 shares as a result of acting as investment adviser to various registered investment companies. Edward C. Johnson 3d and FMR LLC, through control of Fidelity and certain funds (the “Funds), each has sole power to dispose of the 29,743,952 shares owned by the Funds. 1,913 shares are beneficially owned by Strategic Advisers, Inc., a wholly-owned subsidiary of FMR LLC and a registered investment adviser, as a result of its providing investment advisory services to individuals. 24,000 shares are beneficially owned by Pyramis Global Advisors, LLC (“PGALLC”), an indirect wholly-owned subsidiary of FMR LLC and a registered investment adviser, as a result of its serving as investment adviser to institutional accounts, non-U.S. mutual funds, or registered investment companies owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of PGALLC, each has sole dispositive power over 24,000 shares and sole power to vote or to direct the voting of 24,000 shares owned by the institutional accounts or funds advised by PGALLC as reported above. 1,222,613 shares are beneficially owned by Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR LLC and a bank, as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 1,222,613 shares and sole power to vote or to direct the voting of 1,060,417 shares owned by the institutional accounts managed by PGATC. 405,395 shares are beneficially owned by Fidelity International Limited (“FIL”), a qualified institution, and various foreign-based subsidiaries, as a result of providing investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL has sole dispositive power over 405,395 shares owned by the related international funds and sole power to vote or direct the voting of 364,995 shares and no power to vote or direct the voting of 40,400 shares held by the related international funds. The address of Fidelity and Strategic Advisors, Inc. is 82 Devonshire Street, Boston, Massachusetts 02109. The address of PGALLC and PGATC is 53 State Street, Boston, MA 02109. The address of FIL is Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
     The following information sets forth the number of shares of our common stock beneficially owned as of April 4, 2008 (except for shares held in the Company’s 401(k) Plan, which are as of March 31,2008) by each of the Company’s directors, each executive officer named in the “Summary Compensation Table” herein, and all directors and executive officers as a group. Unless otherwise indicated, beneficial ownership numbers represent shares over which the beneficial owner has sole voting and dispositive power.

	Number of		Exercisable
	Shares		Stock		Percent of
Name or Group	Owned(1)		Options(2)	Total	Class(3)(%)
Named Executive Officers
Angelo R. Mozilo	1,223,665	(4)	5,672,074	6,895,739	1.2%
Eric P. Sieracki	182,482	(5)	504,328	686,810	—
David Sambol	75,278	(5)	2,810,984	2,886,262	—
Carlos M. Garcia	507,401	(5)	1,053,656	1,561,057	—
Andrew Gissinger III	1,857	(5)	549,466	551,323	—

Non-Employee Directors
Jeffrey M. Cunningham	158,180		72	158,252	—
Robert J. Donato	189,647	(6)	189,404	379,051	—
Martin R. Melone	68,222	(7)	—	68,222	—
Robert T. Parry	61,430		—	61,430	—
Oscar P. Robertson	66,179		—	66,179	—
Keith P. Russell	66,525		—	66,525	—
Harley W. Snyder	125,301		—	125,301	—
All Directors and executive officers as a group (19 persons)	2,993,179		12,792,428	15,785,607	2.6%

(1)	Excludes outstanding, stock-settled RSUs and associated dividend equivalents as follows: for Mr. Mozilo, 1,163,874; for Mr. Sieracki, 37,611; for Mr. Sambol, 1,543,174; for Mr. Garcia, 21,492; and for Mr. Gissinger, 21,492. Includes the following vested and deferred stock units: for Mr. Mozilo, 79,138, for Mr. Cunningham, 33,485, for Mr. Melone, 13,494, for Mr. Parry, 20,816 and for Mr. Snyder, 6,070. Includes 35,369 shares of restricted stock held by Messrs. Donato, Robertson, Russell and Snyder. Includes the 35,369 unvested deferred RSUs for Messrs. Cunningham, Melone and Parry.

(2)	Represents shares subject to stock options and SARs that were exercisable on April 4, 2008 or will become exercisable within 60 days of April 4, 2008.

(3)	Percentage information is omitted for individuals who own less than one percent of the outstanding shares of the common stock and shares deemed outstanding due to exercisable options and SARs. There were 583,344,170 shares of the Company’s common stock outstanding at the close of business on April 4, 2008.

(4)	Includes 126,999 shares for The Mozilo Family Foundation. Mr. Mozilo has no pecuniary interest in the foundation’s shares and disclaims beneficial ownership of those shares. The number of shares reported also includes 2,892 shares owned by Phyllis Mozilo, wife of Mr. Mozilo, as to which Mr. Mozilo disclaims beneficial ownership. Mr. Mozilo shares voting and dispositive power with respect to 215,166 shares owned by The Mozilo Living Trust. The number of shares reported also includes 764,889 shares held in the Company’s 401(k) Plan and 25,000 shares in a Grantor Retained Annuity Trust.

(5)	Includes 14,024, 11,930, 41,565 and 1,857 shares held in our 401(k) Plan by Messrs. Sieracki, Sambol, Garcia and Gissinger, respectively.

(6)	Mr. Donato has pledged 111,000 shares as security.

(7)	Mr. Melone shares voting and dispositive power with respect to 17,650 shares owned by The Melone Family Trust.

CHANGE IN CONTROL TRANSACTIONS
     As more fully detailed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and the Registration Statement on Form S-4 of Bank of America Corporation (“Bank of America”) filed on February 12, 2008, as amended by Amendment No. 1 to the Registration Statement on Form S-4 of Bank of America filed on March 27, 2008, we entered into an agreement and plan of merger (the “Merger Agreement”) with Bank of America. The Merger Agreement provides for Countrywide to merge (the “Merger”) with and into a wholly-owned merger subsidiary of Bank of America (“Merger Sub”), with Merger Sub continuing as the surviving company. The terms of the Merger Agreement provide for the conversion of each share of Countrywide common stock into 0.1822 of a share of Bank of America common stock. Consummation of the Merger, which is currently anticipated to occur in the third quarter of 2008, is subject to certain conditions, including, among others, Countrywide stockholder and regulatory approvals. The Merger Agreement contains certain termination rights for Countrywide and Bank of America as the case may be, applicable upon the occurrence of certain events specified in the Merger Agreement. The Merger Agreement provides that, in the event of the termination of the Merger Agreement under specified circumstances, Countrywide may be required to pay Bank of America a termination fee equal to $160 million. The Merger Agreement provides for both Countrywide and Bank of America to conduct their respective businesses in the ordinary course until the Merger is completed and not to take certain actions during the period from the date of the Merger Agreement until the date of completion of the Merger.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND TRANSACTIONS
Policies and Procedures with Respect to Related Person Transactions
     The Company recognizes that related person transactions can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its stockholders. Accordingly, as a general matter, it is the Company’s preference to avoid related person transactions.
     The Audit and Ethics Committee has approved a written Related Person Transaction Policy. This policy requires the Company’s legal department to submit to the Audit and Ethics Committee for review and approval all reported related person transactions for which disclosure is required pursuant to the rules and regulations of the SEC. A related person transaction includes any transaction, arrangement or relationship in which the Company is a participant and in which any of the following persons has or will have a direct or indirect interest:
•	an executive officer, director or director nominee of the Company;

•	any person who is known to be the beneficial owner of more than 5% of the Company’s common stock;

•	any person who is an immediate family member (as defined in the rules and regulations of the SEC) of an executive officer, director or director nominee or beneficial owner of more than 5% of the Company’s common stock; and

•	any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person, together with any other of the foregoing persons, has a 5% or greater beneficial ownership interest.
     As part of the review and approval process, the Audit and Ethics Committee considers all relevant facts and circumstances available to the Audit and Ethics Committee, including the recommendations of management. No member of the Audit and Ethics Committee participates in any review, consideration or approval of any related person transaction involving such member or any of his or her immediate family members, except that such member is required to provide all material information concerning the related person transaction to the Audit and Ethics Committee.
     The Audit and Ethics Committee has delegated to the Chair of the Audit and Ethics Committee the authority to pre-approve or ratify any related person transaction in which the aggregate amount involved is expected to be less than $500,000. The Audit and Ethics Committee has also pre-approved each of the following related person transactions under the terms of the Company’s Related Person Transaction Policy:
•	any employment by the Company of a relative of an executive officer where the employment was entered into in the ordinary course of business and the relative’s compensation is in accordance with the Company’s practices applicable to employees with equivalent qualifications and responsibilities holding similar positions;

•	any transaction with another company where the related person’s only relationship is as an employee (but not an executive officer), director or beneficial owner of less than 10% of that company’s shares and the aggregate amount involved does not exceed the lesser of $200,000 or two percent of that company’s total annual revenues;

•	any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university where the related person’s only relationship is as an employee or a director (but not an executive officer) and the aggregate amount involved does not exceed the lesser of $200,000 or two percent of the charitable organization’s total annual receipts;

•	any transaction where the related person’s interest arises solely from the ownership of the Company’s common stock and all holders of such common stock receive the same benefit on a pro rata basis (e.g., dividends); and

•	any transaction with a related person involving services, products or relationships provided by the Company in the ordinary course of business on arms’ length terms available to third parties.
     The Company may not enter into any related person transaction unless and until it is approved by the Chair or the Audit and Ethics Committee in accordance with the Company’s Related Person Transaction Policy.
Relationships and Transactions
     Effective March 29, 2007, Ms. Brown resigned from the Board. During her tenure as a director, Ms. Brown served as head of West Coast Municipal Finance for Goldman, Sachs & Co. Goldman, Sachs & Co., together with its affiliates and subsidiaries (“Goldman”), provides a significant amount of financing and provides advisory and other services to the Company and the Company’s subsidiaries under various arrangements. Goldman, through one of its subsidiaries, also provides investment advisory services to certain of the Company’s executives. In connection with many of these arrangements, the Company and the Company’s subsidiaries pay fees to Goldman. The Company expects these arrangements to continue and to enter into similar arrangements with Goldman in the future. Ms. Brown did not provide any services to the Company, the Company’s subsidiaries or the Company’s executives or receive any compensation related to any of these arrangements.
     During Fiscal 2007, one or more of the Company’s mortgage lending subsidiaries, in the ordinary course of business, made mortgage loans and/or home equity lines of credit available to directors and executive officers and their immediate families. Such mortgage loans and/or home equity lines of credit were made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with other persons not related to the Company, and they did not involve more than the normal risk of collectibility or present other unfavorable features. Generally, the Company sells these mortgage loans and/or home equity lines of credit soon after origination into the secondary market in the ordinary course of business.
     Certain directors and executive officers have immediate family members who are employed by the Company. The compensation of each such family member was established by the Company in accordance with its employment and compensation practices applicable to employees with equivalent qualifications and responsibilities holding similar positions. None of the executive officers has a material interest in these employment relationships nor do any of them share a home with these employees. The employees disclosed below are five of the Company’s approximately 50,000 member workforce. None of them report directly to any of the Company’s executive officers.
     During 2007, the Company employed the following relatives of the Company’s directors and executive officers for the compensation indicated: a son of Angelo R. Mozilo, who has been an employee since June 1, 2005, was employed as a Branch Manager, for approximately $323,330 in base salary and bonus; a son-in-law of Angelo R. Mozilo, who has been an employee since 1984, was employed as Director, Fixed Income Products, for approximately $574,064 in base salary and bonus; a brother of Carlos M. Garcia, who had been an employee since 1997, was employed as Senior Vice President, Finance, for approximately $181,349 in base salary and bonus; a brother-in-law of David Sambol, who has been an employee since 2000, was employed as an Executive Vice President, Strategic Business Alliance Development, for approximately $447,989 in base salary and bonus and a grant of 3,500 SARs on the terms set forth below; and a brother of Kevin W. Bartlett, who has been an employee since 2003, was employed as a Senior Vice President, Operations Analysis, for approximately $130,807 in base salary and bonus. The SARs granted in April 2007 vest at a rate of one-third per year and allow the holder to receive an amount of our common stock on the exercise date equal to the appreciation in the value of our common stock since the date of grant. In addition, each relative was entitled to receive employee benefits generally available to all employees.
     None of the reported transactions required the review or approval of the Audit and Ethics Committee pursuant to the Related Person Transaction Policy.
Board Independence
     At least annually, the Corporate Governance and Nominating Committee reviews the independence of each non-employee director and makes recommendations to the Board and the Board affirmatively determines whether each director qualifies as independent. The Board recognizes that members of the Audit and Ethics Committee or the Compensation Committee may be subject to more stringent standards of independence. Each director must keep the Corporate Governance and Nominating Committee fully and promptly informed as to any developments that might affect the director’s independence.
     Mr. Mozilo, the Company’s Chairman of the Board and Chief Executive Officer, and Mr. Sambol, the Company’s President and Chief Operating Officer, are the only directors who also serve as employees of the Company. The Board has determined that each of the current directors, except for Mr. Mozilo and Mr. Sambol, as a result of their management positions, has no material relationship with the Company and is independent in accordance with the independence standards of the NYSE and within the meaning of the Company’s Categorical Board Independence Standards. Each of Henry G. Cisneros, a former director who resigned from the Board on October 18, 2007, and Michael E. Dougherty, who did not stand for re-election at our 2007 annual meeting, was also determined by the Board to have been independent in accordance with the independence standards of the NYSE and within the meaning of the Company’s Categorical Board Independence Standards. Kathleen Brown, a former director, is head of West Coast Municipal Finance for Goldman, which provides a significant amount of financing to, and performs advisory and other services for, the Company. Prior to her resignation from the Board effective March 29, 2007,

Ms. Brown was not considered to be independent in accordance with the independence standards of the NYSE and within the meaning of our Categorical Board Independence Standards as a result of her position with Goldman. The Company’s Categorical Board Independence Standards are available on the Company’s website at www.countrywide.com and are available in print upon written request to the Company’s Secretary.
     During Fiscal 2007, each Board member who served on a committee, other than Kathleen Brown, was independent in accordance with the independence standards of the NYSE and the Company’s Categorical Board Independence Standards. Each of the members of the Compensation Committee is considered “independent” by the Board according to the NYSE listing standards, an “outside” director pursuant to Section 162(m) of the Internal Revenue Code, and a “non-employee” director pursuant to Section 16 of the Exchange Act.

Item 14.    Principal Accountant Fees and Services
AUDITOR FEES AND SERVICES
KPMG Fees
     The following table shows the fees billed by KPMG for the audit and other services it provided to the Company in respect of Fiscal 2007 and Fiscal 2006.

	2007	2006
Audit Fees(1)	$14,836,000	$13,759,148
Audit-Related Fees(2)	4,445,410	6,586,108
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total	$19,281,410	$20,345,256

(1)	These are fees paid for professional services rendered during the audit of the Company’s annual consolidated financial statements, for audits of internal controls and for the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and for services normally provided in connection with statutory or regulatory filings or engagements and comfort letters related to debt and equity offerings.

(2)	These are fees paid for assurance and related services reasonably related to the performance of the audit and review of our consolidated financial statements that are not reported under “Audit Fees,” including fees relating to agreed-upon procedures related to securitization transactions, audits of financial statements of employee benefit plans and internal control reports.

(3)	These would include fees paid for professional services rendered for tax compliance, tax planning and tax advice.

(4)	These would include fees paid for permissible work performed by KPMG that does not fall into the above categories.
     The Audit and Ethics Committee approved all services performed by KPMG during Fiscal 2007 in accordance with applicable requirements. Before the Company’s independent registered public accounting firm is engaged to provide any audit or non-audit services, the engagement must be reviewed and specifically approved by the Audit and Ethics Committee. The Audit and Ethics Committee has delegated to the Chair of that committee the authority to approve KPMG’s services.

INCORPORATION BY REFERENCE
      To the extent that this Amendment No. 1 is incorporated by reference into any other filing by us under the Securities Act of 1993 or the Exchange Act, the sections of this Amendment No. 1 entitled “Compensation Committe Report” to the extent permitted by the rules of the SEC will not be deemed incorporated, unless specifically provided otherwise in such filing.
DISCLAIMER
      This Amendment No. 1 contains statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Countrywide Financial Corporation
By:	/s/ Angelo R. Mozilo
Angelo R. Mozilo
Chairman of the Board and Chief Executive Officer

Dated: April 23, 2008

COUNTRYWIDE FINANCIAL CORPORATION
FORM 10-K/A
December 31, 2007
INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.