Form 10-Q
period 2008-03-31
COUNTRYWIDE FINANCIAL CORP
filed 2008-05-12
CIK 25191

Use these links to rapidly review the document
COUNTRYWIDE FINANCIAL CORPORATION FORM 10-Q March 31, 2008 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2008
Common Stock $0.05 par value	583,344,439

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q

March 31, 2008

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
	(in thousands, except share data)
ASSETS
Cash	$9,014,340	$8,810,399
Mortgage loans held for sale (includes $11,484,414 carried at estimated fair value at March 31, 2008)	15,653,390	11,681,274
Trading securities owned, at estimated fair value	14,101,304	14,504,563
Trading securities pledged as collateral, at estimated fair value	3,358,767	6,838,044
Securities purchased under agreements to resell, securities borrowed and federal funds sold	7,786,346	9,640,879
Loans held for investment, net of allowance for loan losses of $3,351,304 and $2,399,491 at March 31, 2008 and December 31, 2007, respectively	95,264,500	98,000,713
Investments in other financial instruments, at estimated fair value	20,903,537	25,817,659
Mortgage servicing rights, at estimated fair value	17,154,574	18,958,180
Premises and equipment, net	1,582,483	1,564,438
Other assets	14,198,552	12,550,775

Total assets	$199,017,793	$208,366,924

LIABILITIES
Deposit liabilities	$63,293,392	$60,200,599
Securities sold under agreements to repurchase	17,862,890	18,218,162
Trading securities sold, not yet purchased, at estimated fair value	2,180,954	3,686,978
Notes payable (includes $1,692,472 carried at estimated fair value at March 31, 2008)	87,651,431	97,227,413
Accounts payable and accrued liabilities	11,641,310	10,194,358
Income taxes payable	3,232,760	4,183,543

Total liabilities	185,862,737	193,711,053

Commitments and contingencies	—	—
SHAREHOLDERS' EQUITY
Preferred stock, par value $0.05—authorized, 1,500,000 shares; issued and outstanding at March 31, 2008 and December 31, 2007, 20,000 shares of 7.25% Series B non-voting convertible cumulative shares with a total liquidation preference of $2,000,000	1	1
Common stock, par value $0.05—authorized, 1,000,000,000 shares; issued, 581,113,066 shares and 578,881,566 shares at March 31, 2008 and December 31, 2007, respectively; outstanding, 580,603,314 shares and 578,434,243 shares at March 31, 2008 and December 31, 2007, respectively	29,056	28,944
Additional paid-in capital	4,186,868	4,155,724
Retained earnings	9,662,386	10,644,511
Accumulated other comprehensive loss	(723,255)	(173,309)

Total shareholders' equity	13,155,056	14,655,871

Total liabilities and shareholders' equity	$199,017,793	$208,366,924

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarters Ended March 31,
	2008	2007
	(Unaudited) (in thousands, except per share data)
Revenues
Gain on sale of loans and securities	$289,311	$1,234,104
Interest income	2,806,559	3,351,982
Interest expense	(2,075,239)	(2,621,045)

Net interest income	731,320	730,937
Provision for loan losses	(1,501,352)	(151,962)

Net interest (expense) income after provision for loan losses	(770,032)	578,975

Loan servicing fees and other income from mortgage servicing rights and retained interests	1,406,409	1,387,289
Realization of expected cash flows from mortgage servicing rights	(753,626)	(799,882)
Change in fair value of mortgage servicing rights	(1,460,713)	54,183
Impairment of retained interests	(741,020)	(429,601)
Servicing Hedge gains (losses)	2,004,407	(113,738)

Net loan servicing fees and other income from mortgage servicing rights and retained interests	455,457	98,251

Net insurance premiums earned	488,829	334,177
Other	215,309	160,269

Total revenues	678,874	2,405,776

Expenses
Compensation	1,053,985	1,075,408
Occupancy and other office	242,779	264,213
Insurance claims	355,651	57,305
Advertising and promotion	73,260	70,017
Other	445,426	238,038

Total expenses	2,171,101	1,704,981

(Loss) earnings before income taxes	(1,492,227)	700,795
(Benefit) provision for income taxes	(599,174)	266,814

NET (LOSS) EARNINGS	$(893,053)	$433,981

(Loss) earnings per share
Basic	$(1.60)	$0.74
Diluted	$(1.60)	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Convertible Preferred Stock			Additional Paid-in Capital	Retained Earnings
		Shares	Amount				Total
	(Unaudited)
	(in thousands, except share data)
Balance at December 31, 2006	$—	585,182,298	$29,273	$2,154,438	$12,151,691	$(17,556)	$14,317,846
Remeasurement of income taxes payable upon adoption of FIN 48	—	—	—	—	(12,719)	—	(12,719)

Balance as adjusted, January 1, 2007	—	585,182,298	29,273	2,154,438	12,138,972	(17,556)	14,305,127
Comprehensive income:
Net earnings for the period	—	—	—	—	433,981	—	433,981
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	—	—	(5,160)	(5,160)
Net change in foreign currency translation adjustment	—	—	—	—	—	4,251	4,251
Change in unfunded liability relating to defined benefit plans	—	—	—	—	—	1,930	1,930

Total comprehensive income							435,002

Issuance of common stock pursuant to stock-based compensation	—	5,717,442	292	116,035	—	—	116,327
Excess tax benefit related to stock-based compensation plans	—	—	—	38,513	—	—	38,513
Issuance of common stock, net of treasury stock	—	301,802	15	11,774	—	—	11,789
Cash dividends paid—$0.15 per common share	—	—	—	—	(88,309)	—	(88,309)

Balance at March 31, 2007	$—	591,201,542	$29,580	$2,320,760	$12,484,644	$(16,535)	$14,818,449

Balance at December 31, 2007	$1	578,434,243	$28,944	$4,155,724	$10,644,511	$(173,309)	$14,655,871
Cumulative effect of adoption of SFAS 159	—	—	—	—	34,249	(2,197)	32,052

Balance as adjusted, January 1, 2008	1	578,434,243	28,944	4,155,724	10,678,760	(175,506)	14,687,923
Comprehensive income:
Net loss for the period	—	—	—	—	(893,053)	—	(893,053)
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	—	—	(549,118)	(549,118)
Net change in foreign currency translation adjustment	—	—	—	—	—	(212)	(212)
Change in unfunded liability relating to defined benefit plans	—	—	—	—	—	1,581	1,581

Total comprehensive loss							(1,440,802)

Issuance of common stock pursuant to stock-based compensation	—	1,832,058	93	29,868	—	—	29,961
Excess tax benefit related to stock-based compensation plans	—	—	—	(1,027)	—	—	(1,027)
Issuance of common stock, net of treasury stock	—	337,013	19	2,303	—	—	2,322
Cash dividends paid—$0.15 per common share	—	—	—	—	(87,071)	—	(87,071)
Cash dividends paid—$1,812.50 per preferred share	—	—	—	—	(36,250)	—	(36,250)

Balance at March 31, 2008	$1	580,603,314	$29,056	$4,186,868	$9,662,386	$(723,255)	$13,155,056

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarters Ended March 31,
	2008	2007
	(Unaudited)
	(in thousands)
Cash flows from operating activities:
Net (loss) earnings	$(893,053)	$433,981
Adjustments to reconcile net (loss) earnings to net cash provided (used) by operating activities:
Gain on sale of loans and securities	(289,311)	(1,234,104)
Accretion of discount on securities	(88,167)	(138,089)
Interest capitalized on loans	(178,546)	(234,589)
Amortization of deferred premiums, discounts, fees and costs, net	492	106,761
Accretion of fair value adjustments and discount on notes payable	61,295	(8,087)
Change in fair value of hedged notes payable and related interest-rate and foreign-currency swaps	(27,722)	(7,959)
Amortization of deferred fees on time deposits	7,610	5,981
Provision for loan losses	1,501,352	151,962
Changes in MSR value due to realization of expected cash flows from mortgage servicing rights	753,626	799,882
Change in fair value of mortgage servicing rights	1,460,713	(54,183)
Impairment of retained interests and accrual for funding obligation under rapid amortization	695,313	418,109
Servicing Hedge (gain) losses	(2,004,407)	113,738
Write-down of available-for-sale securities	31,117	—
Stock-based compensation expense	15,550	15,898
Depreciation and other amortization	74,847	74,503
Provision for restructuring costs	14,562	—
Provision for deferred income taxes	(599,008)	330,322
Origination and purchase of loans held for sale	(67,411,609)	(114,407,534)
Proceeds from sale and principal repayments of loans held for sale	64,581,639	111,961,746
Decrease (increase) in trading securities	3,893,514	(131,940)
Increase in other assets	(1,116,939)	(249,756)
(Decrease) increase in trading securities sold, not yet purchased, at fair value	(1,506,024)	55,603
Increase in accounts payable and accrued liabilities	1,286,748	581,775
Decrease in income taxes payable	(9,902)	(109,278)

Net cash provided (used) by operating activities	253,690	(1,525,258)

Cash flows from investing activities:
Decrease (increase) in securities purchased under agreements to resell, federal funds sold and securities borrowed	1,854,533	(1,581,172)
(Additions) repayments to loans held for investment, net	(4,881,217)	3,480,070
Additions to investments in other financial instruments	(2,582,088)	(9,049,487)
Proceeds from sale and repayment of investments in other financial instruments	7,939,330	1,901,201
Proceeds from sale (purchases) of mortgage servicing rights, net	424,045	(116,592)
Purchases of premises and equipment, net	(70,217)	(85,088)

Net cash provided (used) by investing activities	2,684,386	(5,451,068)

Cash flows from financing activities:
Net increase in deposit liabilities	3,085,183	1,940,398
Net (decrease) increase in securities sold under agreements to repurchase	(355,272)	1,972,242
Net (decrease) increase in short-term borrowings	(2,074,576)	5,852,162
Issuance of long-term debt	500,000	5,268,740
Repayment of long-term debt	(3,781,855)	(8,325,000)
Excess tax benefit related to stock-based compensation	(1,027)	38,989
Issuance of common stock	16,733	112,218
Payment of dividends	(123,321)	(88,309)

Net cash (used) provided by financing activities	(2,734,135)	6,771,440

Net increase (decrease) in cash	203,941	(204,886)
Cash at beginning of period	8,810,399	1,407,000

Cash at end of period	$9,014,340	$1,202,114

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

        Countrywide Financial Corporation ("Countrywide" or "CFC") is a holding company which, through its subsidiaries (collectively, the "Company"), is engaged in mortgage lending and other real estate finance-related businesses, including mortgage banking, banking and mortgage warehouse lending, dealing in securities and insurance underwriting.

        As detailed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and the Registration Statement on Form S-4 of Bank of America Corporation ("Bank of America") filed on February 12, 2008, as amended by Amendment No. 1 filed on March 27, 2008 and Amendment No. 2 filed on April 30, 2008, Countrywide entered into an agreement and plan of merger (the "Merger Agreement") with Bank of America. The Merger Agreement provides for Countrywide to merge (the "Merger") with and into a wholly-owned merger subsidiary of Bank of America ("Merger Sub"), with Merger Sub continuing as the surviving company.

        The terms of the Merger Agreement provide for the conversion of each share of Countrywide common stock into 0.1822 of a share of Bank of America common stock. Consummation of the Merger, which is currently anticipated to occur in the third quarter of 2008, is subject to certain conditions, including, among others, Countrywide stockholder and regulatory approvals.

        The Merger Agreement contains certain termination rights for Countrywide and Bank of America, applicable upon the occurrence of certain events specified in the Merger Agreement. The Merger Agreement provides that, in the event of the termination of the Merger Agreement under specified circumstances, Countrywide may be required to pay Bank of America a termination fee equal to $160 million.

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

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, including a description of the Company's significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Annual Report").

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Certain amounts reflected in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2—Adoption of New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy based on the level of observable inputs used in the measurement of fair value (e.g., Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on significant unobservable inputs). Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. The Company adopted SFAS 157 on its effective date of January 1, 2008 and there was no financial impact. However, as permitted under FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," the Company elected to defer the application of SFAS 157 to certain nonfinancial assets and liabilities, which are not measured at fair value on a recurring basis, until January 1, 2009.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits fair value accounting to be irrevocably elected for most financial assets and liabilities on an individual contract basis at the time of acquisition or remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. The Company adopted SFAS 159 on its effective date of January 1, 2008 and the financial impact upon adoption was an increase in beginning retained earnings of $34.2 million. See Note 4—Fair Value for further discussion.

        In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, ("FSP FIN 39-1"). FSP FIN 39-1 amends certain paragraphs of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts,—an interpretation of APB Opinion No. 10 and FASB Statement No. 105 ("FIN 39") to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Upon adoption on the effective date of January 1, 2008, the Company changed its accounting policy to offset the right to reclaim or obligation to return cash collateral against fair value amounts recognized for derivative instruments under master netting arrangements. Adoption of FSP FIN 39-1 resulted in a reduction in total assets of $3.4 billion at December 31, 2007.

        In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109 ("SAB 109"). SAB 109 supersedes Staff Accounting Bulletin No. 105 ("SAB 105"), Application of Accounting Principles to Loan Commitments. It clarifies that the expected net future cash flows related to the servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. This guidance generally has resulted in higher fair values being recorded upon initial recognition of derivative interest rate lock commitments. The initial and subsequent changes in value of interest rate lock commitments are a component of gain on sale of loans and securities. The effect of the adoption of SAB 109 was to increase gain on sale of loans and securities by $357.7 million. This amount represents the revenue recognized at the time the loan commitment was issued that is included in the value of the interest rate lock commitments or Mortgage Loan Inventory at March 31, 2008.

Note 3—(Loss) Earnings Per Share

        Basic (loss) earnings per share is determined using net (loss) earnings (adjusted for dividends declared on preferred stock) divided by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net (loss) earnings attributable to common shareholders by the weighted-average shares outstanding, assuming all dilutive potential common shares were issued.

        The Company has potentially dilutive shares in the form of employee stock-based compensation instruments, convertible debentures and convertible preferred stock. As detailed in Note 15—Notes Payable—Convertible Debentures, included in the consolidated financial statements of the 2007 Annual Report, in May 2007, the Company issued two series of convertible debentures totaling $4.0 billion.

        As detailed in Note 18—Shareholders' Equity—Series B Convertible Preferred Stock, included in the consolidated financial statements of the 2007 Annual Report, the Company issued $2.0 billion of convertible preferred stock on August 22, 2007.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        The following table summarizes the basic and diluted (loss) earnings per share calculations for the periods indicated:

	Quarters Ended March 31,
	2008	2007
	(in thousands, except per share data)
Net (loss) earnings:
Net (loss) earnings	$(893,053)	$433,981
Dividends on convertible preferred stock	(36,250)	—

Net (loss) earnings attributable to common shareholders	$(929,303)	$433,981

Weighted-average shares outstanding:
Basic weighted-average number of common shares outstanding	579,339	588,158
Effect of dilutive securities:
Dilutive stock-based compensation instruments	—	14,079
Accelerated share repurchase program	—	763

Diluted weighted-average number of common shares outstanding	579,339	603,000

Net (loss) earnings per common share:
Basic (loss) earnings per share	$(1.60)	$0.74

Diluted (loss) earnings per share	$(1.60)	$0.72

        Due to the loss attributable to common shareholders for the quarter ended March 31, 2008, no potentially dilutive shares are included in loss per share calculation as including such shares in the calculation would be anti-dilutive. During the quarter ended March 31, 2007, stock appreciation rights and options to purchase 10,000 shares, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 4—Fair Value

        The Company's financial statements include assets and liabilities that are measured based on their estimated fair values. The application of fair value estimates may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability or whether management has elected to carry the item at its estimated fair value as discussed in the following paragraphs.

        Effective January 1, 2008, the Company adopted two pronouncements affecting the Company's fair value measurements and accounting: SFAS 157 and SFAS 159.

        SFAS 157 defines and establishes a framework for measuring fair value. SFAS 157 requires that fair value estimates be based on an exit price in the principal or the most advantageous market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

tiered fair value hierarchy that prioritizes the inputs used to estimate fair value into three broad levels, considering the relative reliability of the inputs:

  •
  Level 1—Assets or liabilities for which quoted market prices for the identical item are observed in an active market, such as actively traded debt or equity instruments or exchange traded futures contracts

  •
  Level 2—Assets or liabilities valued based on observable market data for similar instruments, including inputs that are derived principally from or corroborated by observable market data by extrapolation or interpolation

  •
  Level 3—Assets or liabilities for which significant valuation assumptions are not observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.

        SFAS 159 permits fair value accounting to be elected for certain assets and liabilities on an individual contract basis at the time of acquisition or under certain other circumstances referred to as "remeasurement event dates." For those items for which fair value accounting is elected, changes in fair value will be recognized in earnings, and fees and costs associated with the origination or acquisition of such items will be recognized as incurred rather than deferred. In addition, SFAS 159 allows application of the Statement's provisions to eligible items existing at the effective date and management has elected to apply SFAS 159 to certain of those items as discussed below.

Transition Adjustment

        Management identified existing mortgage loans held for sale and commitments to purchase mortgage loans within the Capital Markets Segment to be accounted for at estimated fair value for consistency with its peers who generally use fair value accounting as well as to reduce the burden of compliance with the requirements for hedge accounting. Such loans represented 2% of mortgage loans held for sale at the time of adoption of SFAS 159.

        Management elected to account for certain outstanding asset-backed secured financings and the mortgage loans securing such financings at their estimated fair values to eliminate potential timing differences between recognition of changes in the estimated fair value of the loans securing these borrowings (which had been recorded at the lower of cost or estimated fair value) and the estimated fair value of the borrowings (which had been recorded at amortized cost). This election was made for mortgage-backed secured financings collateralized by mortgage loans where the secondary market for the securities backed by the loans was disrupted. Such borrowings represented 25% of mortgage-backed secured financings and the mortgage loans securing such borrowings represented 23% of mortgage loans held for sale at the time of adoption.

        Management elected fair value accounting for those portions of its investments in municipal bonds included in its available for sale securities investment portfolio managed by nonaffiliated investment managers to improve the operational efficiency of using investment managers. Such investments represented 1% of the securities investment portfolio at the time of adoption.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        As a result of these elections, the Company recorded a $34.2 million cumulative effect adjustment to opening retained earnings as summarized below:

	Carrying Value Before Adoption	Transition Adjustments to Retained Earnings Gain/(Loss)	Transition Adjustments to Other Comprehensive Income	Carrying Value After Adoption
	(in thousands)
Assets:
Mortgage loans held for sale(1)	$2,897,216	$237		$2,897,453
Investments in other financial instruments:
Investment securities	244,902	2,197	$(2,197)	244,902
Interest rate lock commitments(2)	—	432		432

Total assets	$3,142,118			$3,142,787

Liabilities:
Notes payable:
Asset-backed secured financings	$2,353,250	51,060		$2,302,190
Accounts payable and accrued liabilities:
Interest rate lock commitments(2)	51	51		—

Total liabilities	$2,353,301			$2,302,190

Pre-tax cumulative-effect of adoption of the fair value option		53,977
Deferred tax expense		(19,728)

Cumulative effect of adoption of the fair value option		$34,249

(1)
A lower of cost or market valuation allowance of $96.5 million was recorded as part of the basis of the loans accounted for at estimated fair value.

(2)
Interest rate lock commitments include commitments to originate or purchase mortgage loans that qualify as derivative financial instruments under SFAS 133 and commitments to purchase loans accounted for at estimated fair value under the fair value option (SFAS 159).

Prospective Fair Value Accounting Elections

        Management identified certain new mortgage loans originated or purchased for sale in the Mortgage Banking Segment to be accounted for at estimated fair value so the changes in the fair value of such loans will be reflected in earnings as they occur to match the accounting applied to related hedging instruments, as well as to reduce the burden of compliance with the requirements for hedge accounting. The mortgage loans identified were those that have an existing active market (primarily

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

agency-eligible mortgage loans). Such loans represented 86% of mortgage loans originated or purchased and held for sale during the quarter ended March 31, 2008.

Fair Value Measurements

        Gains and losses from changes in estimated fair values included in earnings for the quarter ended March 31, 2008 of financial statement items carried at estimated fair value pursuant to the fair value option are summarized below:

Gain (Loss) on Sale of Loans and Securities
(in thousands)
Assets:
Mortgage loans held for sale at fair value(1)	$(369,558)
Investments in other financial instruments:
Investment securities	3,248
Interest rate lock commitments	(1,484)
Liabilities:
Notes Payable:
Asset-backed secured financings	351,160

(1)
$96.5 million of the loss recognized on mortgage loans held for sale was related to changes in the credit risk of the loans.

        Following is the fair value and related principal amount due upon maturity of assets and liabilities accounted for under the fair value option as of March 31, 2008:

	Fair Value	Principal Amount Due Upon Maturity	Difference
	(in thousands)
Assets:
Mortgage loans held for sale:
Current through 89 days delinquent	$11,328,610	$11,705,185	$(376,575)
90 or more days delinquent	155,804	311,092	(155,288)
Investments in financial instruments:
Investment securities	361,165	337,355	23,810
Liabilities:
Notes Payable:
Asset-backed secured financings	1,692,472	2,118,179	425,707

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis—including assets measured under the fair value option as of March 31, 2008:

	Level 1	Level 2	Level 3	Netting Adjustments (1)	Total
	(in thousands)
Assets:
Mortgage loans held for sale	$—	$9,073,370	$2,411,044	$—	$11,484,414
Trading securities	2,078,174	17,142,362	1,346,992	(3,107,457)	17,460,071
Investments in other financial instruments:
Investment securities	320,413	2,325,802	14,658,098	—	17,304,313
Retained interests	—	—	1,853,177	—	1,853,177
Interest rate lock commitments(2)	—	—	285,609	—	285,609
Other derivative instruments	94,904	5,609,091	—	(4,243,557)	1,460,438
Mortgage servicing rights	—	—	17,154,574	—	17,154,574
Liabilities:
Trading securities sold, not yet purchased	2,009,411	3,122,917	—	(2,951,374)	2,180,954
Notes Payable:
Asset-backed secured financings	—	—	1,692,472	—	1,692,472
Accounts payable and accrued liabilities:
Interest rate lock commitments(2)	—	—	69,504	—	69,504
Other derivative instruments	—	1,925,286	—	(1,579,317)	345,969

(1)
Amounts represent the netting of the impact of qualifying master netting agreements that allow the Company to settle positive and negative positions in accordance with FIN 39, and cash collateral held or placed with the same counterparties.

(2)
Interest rate lock commitments include commitments to originate or purchase mortgage loans that qualify as derivative financial instruments under SFAS 133 and commitments to purchase loans accounted for at estimated fair value under the fair value option (SFAS 159).

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Following is a summary of changes in balance sheet line items measured using Level 3 inputs:

			Investments in Other Financial Instruments
	Mortgage Loans Held for Sale	Trading Securities	Investment Securities	Retained Interests	Interest Rate Lock Commitments, Net	Mortgage Servicing Rights	Total
	(in thousands)
Assets:
Balance, December 31, 2007	$3,480,673	$1,924,558	$16,330,950	$3,358,756	$107,718	$18,958,180	$44,160,835
Impact of SFAS 157 and SFAS 159 adoption	237	—	—	—	483	—	720

Balance, January 1, 2008	3,480,910	1,924,558	16,330,950	3,358,756	108,201	18,958,180	44,161,555
Total gains (losses):
Included in earnings	(458,183)	(204,945)	(34,032)	(536,333)	922,736	(2,214,339)	(2,525,096)
Included in other comprehensive income	—	—	(928,065)	(345)	—	—	(928,410)
Purchases, issuances and settlements	(527,549)	(372,621)	(710,755)	(968,901)	—	410,733	(2,169,093)
Transfers to mortgage loans held for sale
Level 2	—	—	—	—	(898,966)	—	(898,966)
Level 3	(84,134)	—	—	—	84,134	—	—

Balance, March 31, 2008	$2,411,044	$1,346,992	$14,658,098	$1,853,177	$216,105	$17,154,574	$37,639,990

Changes in unrealized gains (losses) relating to assets still held at March 31, 2008	$(476,327)	$(163,756)	$(33,998)	$(542,537)	$216,105	$(1,460,712)	$(2,461,225)

Notes Payable: Asset-Backed Secured Financings
(in thousands)
Liabilities:
Balance, December 31, 2007	$2,353,250
Impact of SFAS 157 and SFAS 159 adoption	(51,060)

Balance, January 1, 2008	2,302,190
Total gains:
Included in earnings	(351,160)
Purchases, issuances and settlements	(258,558)

Balance, March 31, 2008	$1,692,472

Change in unrealized gains relating to liabilities still held at March 31, 2008	$351,116

        Gains and losses from changes in the estimated fair value of mortgage loans held for sale, IRLCs, trading securities and asset-backed secured financings are included in gain on sale of loans and securities. Gains and losses from changes in the estimated fair value of investment securities are included in other income. Gains and losses from changes in the estimated fair value of retained interests are included in impairment of retained interests. Gains and losses from changes in the

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

estimated fair value of mortgage servicing rights are included in realization of expected cash flows from mortgage servicing rights and change in fair value of mortgage servicing rights.

  Valuation Techniques

        For a complete discussion of valuation techniques used to value financial instruments, refer to Note 19—Fair Value of Financial Instruments in the consolidated financial statements thereto included in the Company's 2007 Annual Report. The following describes the methods used by the Company in estimating the fair values of Level 3 financial statement items:

  Mortgage Loans Held for Sale

        The Company estimates the fair value of Level 3 loans held for sale based on relevant factors, including dealer price quotations, whole loan bid sheets, prices available for similar securities, and valuation models intended to approximate the amounts that would be received from a third party. These techniques and related assumptions are used to approximate the whole loan price that would be received from an unaffiliated buyer.

        The Company regularly compares the values developed from our valuation models to executed trades to assure that the valuations are reflective of actual sale prices. However, due to the illiquidity of the mortgage marketplace prevalent at March 31, 2008, which resulted in a lack of executed trades that could be used to assure that the valuations are reflective of fair value, it was necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and to apply more judgment to the valuations of non-conforming prime, home equity and nonprime loans, which represented approximately 23% of mortgage loans originated or purchased for resale excluding loans secured by commercial real estate at March 31, 2008.

  Trading Securities

        Level 3 trading securities primarily represent collateralized mortgage obligations for which fair value is estimated using valuation models and observable and unobservable assumptions intended to approximate the amounts that would be received from an unaffiliated buyer.

  Investments in Other Financial Instruments:

          Investment Securities

          Mortgage-Backed Securities

          Fair value for Level 3 non-agency mortgage-backed securities, which consists primarily of collateralized mortgage obligations, is estimated using valuation models and observable and unobservable assumptions intended to approximate the amounts that would be received from an unaffiliated buyer.

          Retained Interests

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

          Principal-Only Securities

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

          Interest Rate Lock Commitments

          Effective January 1, 2008, the Company adopted SAB 109, which is effective on a prospective basis for IRLCs issued or modified after December 31, 2007. For IRLCs issued or modified after December 31, 2007, the Company estimates the fair value of an IRLC based on the estimated fair value of the underlying mortgage loan less the commitment price adjusted for the probability that the mortgage loan will fund within the terms of the IRLC. The Company generally estimates the fair value of the underlying loan based on quoted market prices for securities backed by similar types of loans together with estimated servicing value adjusted for the estimated costs and profit margin associated with securitization to approximate the whole loan price that would be received from an unaffiliated buyer. The estimated probability of mortgage loan funding is based on the Company's historical experience and is adjusted to reflect the risk of variability in such probability using an option pricing model. If quoted market prices for relevant securities are not available, fair value is estimated based on other relevant factors, including dealer price quotations, prices available for similar securities, and valuation models intended to approximate the amounts that would be received from a third party.

          For IRLCs issued before January 1, 2008, the Company estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is measured from the date the IRLC is issued. At the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan. The Company generally estimates the fair value of the underlying loan based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation models intended to approximate the amounts that would be received from a third party.

  Mortgage Servicing Rights ("MSRs")

        The Company estimates the fair value of its MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow assumptions (which consider only contractual cash flows) and prepayment assumptions used in Countrywide's discounted cash flow model are based on market

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

factors and encompass the historical performance of our MSRs, which management believes are consistent with assumptions and data used by market participants valuing similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates (projected London Inter Bank Offering Rate ("LIBOR") plus option-adjusted spread). These variables can, and generally do, change from quarter to quarter as market conditions and projected interest rates change. The current market data utilized in the MSR valuation process and in the assessment of the reasonableness of the MSR valuation are obtained from peer group MSR valuation surveys, MSR market trades, MSR broker valuations and prices of interest-only securities.

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

  Asset-Backed Secured Financings

        The Company estimates the fair value of Level 3 asset-backed secured financings based on relevant factors expected to reflect the amounts that would be received by an unaffiliated seller of the financings from an unaffiliated buyer, including dealer price quotations, prices available for similar instruments, and valuation models.

        Mortgage loans held for sale which are not accounted for at estimated fair value under SFAS 159 are recorded initially at the principal amount outstanding adjusted for any purchase premiums or discounts and the fair value of any related loan commitments at the time of origination. Subsequent to origination or purchase, mortgage loans held for sale are carried at the aggregate lower of cost or estimated fair value. When a loan is transferred between balance sheet categories (i.e. held for sale and held for investment) it is transferred at the lower of cost or estimated fair value at the time of transfer. Fair value is estimated using the same approach as discussed in the approach to valuation of mortgage loans held for sale discussed in Note 6—Mortgage Loans Held for Sale.

        Following is a summary of items that are measured at estimated fair value on a nonrecurring basis at period end or during the quarter ended March 31, 2008:

	Level 1	Level 2	Level 3	Total	Gain (Loss)
	(in thousands)
Period end:
Mortgage loans held for sale	$—	$1,419,505	$2,749,471	$4,168,976	$(119,628)
Transactions:
Mortgage loans held for sale transferred from mortgage loans held for investment(1)	$—	$363,354	$2,042,953	$2,406,307	$(19,477)
Mortgage loans held for investment transferred from mortgage loans held for sale	$—	$1,058,803	$14,872	$1,073,675	$(4,968)

(1)
The mortgage loans transferred from mortgage loans held for investment to mortgage loans held for sale consist of loans that had been carried as part of the mortgage loan investment portfolio for an average of 4.0 years.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

  Fair Value of Financial Instruments

        During the first quarter of 2008, management observed continued disruption in the mortgage markets. As a result of this development, management updated its estimates of the fair value of financial instruments subject to the disclosure requirements of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, not otherwise included above:

	March 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Securities purchased under agreements to resell, securities borrowed and federal funds sold	$7,786,346	$7,760,488	$9,640,879	$9,626,088
Loans held for investment	95,264,500	87,420,372	98,000,713	92,699,625
Liabilities:
Deposit liabilities	63,293,392	63,757,523	60,200,599	60,452,898
Securities sold under agreements to repurchase	17,862,890	17,840,237	18,218,162	18,193,563
Notes payable	85,958,959	79,447,343	97,227,413	85,931,899

        The preceding disclosure of the estimated fair value of financial instruments as of March 31, 2008 and December 31, 2007, is made by the Company using available market information and valuation methods which management believes are appropriate for each instrument. In some cases, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

        The fair value estimates as of March 31, 2008 and December 31, 2007 were based on pertinent information that was available to management as of the respective dates. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 5—Derivative Financial Instruments

Derivative Financial Instruments

        A significant market risk facing the Company is interest rate risk, which includes the risk that changes in market interest rates will result in unfavorable changes in the value of our assets or liabilities ("price risk") and the risk that net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. This risk includes both changes in "risk-free" rates (usually the U.S. Treasury rate for an asset of the same duration) and changes in the premiums to risk-free rates of return required by investors, which may be the result of liquidity and/or investor perceptions of risk ("Market Spread"). The overall objective of the Company's interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        The Company manages interest rate risk with derivative financial instruments and by the structure of its activities as follows:

  •
  The Company uses various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of its IRLCs, mortgage loans held by the Company pending sale ("Mortgage Loan Inventory"), MSRs, retained interests, trading securities and a portion of its debt.

  •
  Structurally, the Company manages interest rate risk in its Mortgage Banking Segment through the natural counterbalance of its loan production and servicing businesses while using portfolios of financial instruments, including derivatives, to moderate interest rate driven changes in value of the Loan Production and Loan Servicing sectors assets. However, the market disruption that began in the latter part of 2007 has impacted the availability and the cost of derivative financial instruments used to mitigate Market-Spread driven changes in the value of our Mortgage Banking assets. Although separate portfolios of financial instruments were maintained to manage the interest rate risk inherent in the Loan Production and Loan Servicing assets, the Company managed in aggregate the changes in value of the Mortgage Banking Segment assets arising from Market Spread risk during the quarter ended March 31, 2008 by relying more on the opposing Market Spread risk of Loan Production and Loan Servicing assets. Specifically, as Market Spreads widen the value of our IRLCs and Mortgage Loan Inventory generally decrease while the value of MSRs increase. Accordingly, Market Spread related changes in the value of sector assets and the related hedge instruments (collectively, the "Position") were allocated between the Loan Production and Loan Servicing Sectors in the quarter ended March 31, 2008.

  •
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

Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments

        To manage the price risk associated with the IRLCs, the Company generally uses a combination of net forward sales of Mortgage-Backed Securities ("MBS") and put and call options on MBS, Treasury futures and Eurodollar futures. The Company generally enters into forward sales of MBS in an amount equal to the portion of the IRLCs expected to close, assuming no change in mortgage interest rates. The Company acquires put and call options to protect against the variability of loan closings caused by changes in mortgage rates. The Company may enter into credit default swaps or similar instruments as part of its management of Market Spread risk.

        The Company manages the price risk related to the Mortgage Loan Inventory primarily by entering into forward sales of MBS and Eurodollar futures. The value of these forward MBS sales and Eurodollar futures moves in opposite direction to the value of the Mortgage Loan Inventory. The Company may enter into credit default swaps or similar instruments as part of its management of Market Spread-driven changes associated with its Mortgage Loan Inventory. The Company actively manages the risk profiles of its IRLCs and Mortgage Loan Inventory on a daily basis.

        The Company manages the price risk related to its commercial mortgage loans using interest rate swaps, total rate of return and credit default swaps.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        During the quarter ended March 31, 2008, the interest rate risk management activities associated with 13% of the fixed-rate mortgage loan inventory and 11% of the adjustable-rate mortgage loan inventory were accounted for as fair value hedges. These percentages decreased from prior periods because the Company began accounting for a substantial portion of its inventory at its estimated fair value. For the quarters ended March 31, 2008 and 2007, the Company recognized pre-tax losses of $12.9 million and $6.2 million, respectively, representing the ineffective portion of the hedges of its Mortgage Loan Inventory that qualified as fair value hedges.

Risk Management Activities Related to Mortgage Servicing Rights and Retained Interests

        To moderate the impact on earnings caused by a rate-driven decline in fair value of its MSRs and retained interests from securitization, the Company maintains a portfolio of financial instruments, including derivatives and securities, which generally increase in value when interest rates decline. During early 2007, the Company used credit-related derivative financial instruments to moderate the negative impact on earnings caused by a Market Spread-driven decline in fair value. This portfolio of financial instruments is collectively referred to as the "Servicing Hedge."

        The following table summarizes the activity for derivative contracts included in the Servicing Hedge expressed by notional amounts:

	Balance, December 31, 2007	Additions	Dispositions/ Expirations	Balance, March 31, 2008
	(in millions)
Interest rate swaptions	$102,410	$52,075	$(69,720)	$84,765
Interest rate swaps	47,675	44,741	(21,715)	70,701
Treasury futures	45,000	38,400	(50,000)	33,400
Call options on interest rates futures	15,500	49,500	(60,000)	5,000
Mortgage forward rate agreements	13,000	41,100	(9,000)	45,100
MBS forward contracts	9,500	47,250	(45,000)	11,750
Put options on interest rate futures	—	2,000	(2,000)	—

Risk Management Activities Related to Issuance of Long-Term Debt

        The Company has entered into interest rate swap contracts in which the rate received is fixed and the rate paid is adjustable and is indexed to LIBOR. These interest rate swaps enable the Company to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $2.3 billion as of March 31, 2008) and a portion of its foreign currency-denominated fixed and floating-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $4.0 billion as of March 31, 2008). These transactions are generally designated as fair value hedges. For the quarters ended March 31, 2008 and 2007, the Company recognized pre-tax gains of $27.7 million and $8.0 million, respectively, representing the ineffective portion of its fair value hedges of debt.

Risk Management Activities Related to Deposit Liabilities

        The Company has entered into interest rate swap contracts that have the effect of converting a portion of its fixed-rate deposit liabilities to LIBOR-based variable-rate deposit liabilities. These transactions are designated as fair value hedges. For the quarters ended March 31, 2008 and 2007, the Company recognized pre-tax gains of $8.3 million and $1.3 million, respectively, representing the hedge ineffectiveness related to these contracts.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio

        In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed-income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company utilizes derivative instruments including forward sales/purchases of To-Be-Announced ("TBA") MBS, interest rate futures contracts, interest rate swaps, total rate of return swaps, put/call options on interest rate futures contracts, interest rate caps, receiver swaptions, credit default swaps and forward rate agreements.

Note 6—Mortgage Loans Held for Sale

        Mortgage loans held for sale include the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Mortgage loans carried at estimated fair value:
Prime	$9,112,579	$—
Nonprime	1,940,606	—
Commercial real estate	431,229	—

	11,484,414	—

Mortgage loans carried at lower of amortized cost or estimated fair value:
Prime	3,567,859	7,815,880
Commercial real estate	551,783	1,055,343
Nonprime	171,142	3,038,980
Prime home equity	33,064	82,131
Deferred premiums, discounts, fees and costs, net	(36,765)	(167,945)
Lower of cost or market valuation allowance	(118,107)	(143,115)

	4,168,976	11,681,274

	$15,653,390	$11,681,274

        The Company generally estimates the fair value of loans held for sale based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation models intended to approximate the amounts that would be received from a third party. We regularly compare the values developed from our valuation models to executed trades to assure that the valuations are reflective of actual sale prices. However, due to the illiquidity of the mortgage marketplace prevalent at March 31, 2008, which resulted in a lack of executed trades that could be used to assure that the valuations are reflective of fair value, it was necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and to apply more judgment to the valuations of non-conforming prime, prime home equity and nonprime loans, which represented approximately 23% of mortgage loans held for sale excluding loans secured by commercial real estate at March 31, 2008.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        At March 31, 2008, the Company had pledged mortgage loans held for sale with unpaid principal balances totaling $0.1 billion, $0.01 billion, $2.6 billion and $0.8 billion to secure a secured revolving line of credit, securities sold under agreements to repurchase, collateral for asset-backed secured financings and to secure Federal Home Loan Bank ("FHLB") advances, respectively.

        At December 31, 2007, the Company had pledged mortgage loans held for sale with unpaid principal balances totaling $0.3 billion, $0.01 billion, $4.4 billion and $0.8 billion to secure a secured revolving line of credit, securities sold under agreements to repurchase, collateral for asset-backed secured financings and to secure FHLB advances, respectively.

Note 7—Trading Securities and Trading Securities Sold, Not Yet Purchased

        Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Agency mortgage pass-through securities:
Fixed-rate	$13,642,971	$13,480,019
Adjustable-rate	21,975	287,249

Total agency mortgage pass-through securities	13,664,946	13,767,268
U.S. Treasury securities	1,242,062	3,974,806
Collateralized mortgage obligations	1,051,198	1,988,054
Interest-only securities	562,271	404,364
Obligations of U.S. Government-sponsored enterprises	505,940	781,470
Derivative financial instruments	205,984	231,587
Asset-backed securities	162,937	121,582
Mark-to-market on TBA securities	62,361	67,213
Residual securities	1,813	857
Other	559	5,406

	$17,460,071	$21,342,607

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Trading securities by credit rating were as follows:

	March 31, 2008
		Credit Rating
	Total(1)	AAA	AA	A	<A	Not Rated(2)
	(in thousands)
Agency mortgage pass-through securities:
Fixed-rate	$13,642,971	$13,642,971	$—	$—	$—	$—
Adjustable-rate	21,975	21,975	—	—	—	—

Total agency mortgage pass-through securities	13,664,946	13,664,946	—	—	—	—
U.S. Treasury securities	1,242,062	1,242,062	—	—	—	—
Collateralized mortgage obligations	1,051,198	983,679	30,586	9,969	25,512	1,452
Interest-only securities	562,271	56,722	—	—	—	505,549
Obligations of U.S. Government-sponsored enterprises	505,940	505,940	—	—	—	—
Asset-backed securities	162,937	128,100	10,802	18,163	5,872	—
Residual securities	1,813	23	—	—	1,106	684
Other	559	—	—	—	—	559

	$17,191,726	$16,581,472	$41,388	$28,132	$32,490	$508,244

(1)
Derivative financial instruments including mark-to-market on TBA securities are not included in this table as derivative financial instruments are contracts between Countrywide and a counterparty. Such contracts are not rated by the rating agencies. Countrywide manages its derivatives counterparty risk by entering into derivatives only with creditworthy counterparties and limiting its exposure to individual counterparties.

(2)
These securities are generally not rated due to their illiquidity and the absence of significant trading activity.

        As of March 31, 2008, $14.3 billion of the Company's trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $3.4 billion.

        As of December 31, 2007, $15.4 billion of the Company's trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $6.8 billion.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Trading securities sold, not yet purchased, include the following:

	March 31, 2008	December 31, 2007
	(in thousands)
U.S. Treasury securities	$1,208,850	$2,744,206
Obligations of U.S. Government-sponsored enterprises	406,328	401,298
Mark-to-market on TBA securities	393,513	196,733
Derivative financial instruments	152,426	343,782
Mortgage pass-through securities	18,157	—
Other	1,680	959

	$2,180,954	$3,686,978

Note 8—Securities Purchased Under Agreements to Resell, Securities Borrowed and Federal Funds Sold

        The following table summarizes securities purchased under agreements to resell, securities borrowed and federal funds sold:

	March 31, 2008	December 31, 2007
	(in thousands)
Securities purchased under agreements to resell	$5,493,282	$5,384,569
Securities borrowed	1,718,064	928,857
Federal funds sold	575,000	3,327,453

	$7,786,346	$9,640,879

        As of March 31, 2008, the Company had accepted collateral related to securities purchased under agreements to resell and securities borrowed with a fair value of $34.6 billion, that it had the contractual ability to sell or re-pledge, including $24.9 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of March 31, 2008, the Company had re-pledged $32.9 billion of such collateral for financing purposes.

        The Company has an informal agreement with one of its primary securities custodial banks to have on deposit adequate cash to ensure orderly clearance and settlement of securities and financing transactions on the date of settlement. At March 31, 2008, Countrywide had $489.4 million on deposit with the custodial bank available to clear future transactions.

        As of December 31, 2007, the Company had accepted collateral related to securities purchased under agreements to resell and securities borrowed with a fair value of $17.6 billion that it had the contractual ability to sell or re-pledge, including $9.0 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of December 31, 2007, the Company had re-pledged $14.3 billion of such collateral for financing purposes.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9—Loans Held for Investment, Net

        Loans held for investment include the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Mortgage loans:
Banking Operations:
Prime	$53,084,595	$52,258,640
Prime home equity	33,478,420	34,103,449
Nonprime	639,882	679,532
Commercial real estate	175,617	245,845

	87,378,514	87,287,466

Mortgage Banking:
Prime	1,817,503	1,768,448
Prime home equity	514,409	435,695
Nonprime	1,907,752	2,045,875

	4,239,664	4,250,018

Capital Markets—commercial real estate	20,000	20,000

Total mortgage loans	91,638,178	91,557,484
Defaulted FHA-insured and VA-guaranteed loans repurchased from securities	3,071,946	2,691,563
Warehouse lending advances secured by mortgage loans	1,146,138	887,134

	95,856,262	95,136,181
Premiums, discounts and deferred loan origination fees and costs, net	(378,880)	(363,560)
Allowance for loan losses	(3,351,304)	(2,399,491)

	92,126,078	92,373,130
Mortgage Loans Held in SPEs	3,138,422	5,627,583

Loans held for investment, net	$95,264,500	$98,000,713

        During the quarter ended March 31, 2008, the Company transferred prime and prime home equity mortgage loans with an unpaid principal balance of $1.0 billion and $0.1 billion, respectively, from mortgage loans held for sale to mortgage loans held for investment, as management made the decision in the first quarter of 2008 to hold those loans for the foreseeable future. In connection with these transfers, impairment in the amount of $19.5 million was recorded as a component of gain on sale of loans and securities. Loans are transferred from mortgage loans held for sale to mortgage loans held for investment when the Company makes the decision to hold such loans for the foreseeable future, which has been defined as the next twelve months, and has made an assessment that the Company has the ability to hold them for that time.

        Mortgage loans with unpaid principal balances totaling $57.5 billion and $62.6 billion were pledged to secure FHLB advances and to enable additional borrowings from the FHLB at March 31, 2008 and December 31, 2007, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Mortgage loans held for investment with unpaid principal balances totaling $8.8 billion and $6.0 billion were pledged to secure an unused borrowing facility with the Federal Reserve Bank ("FRB") at March 31, 2008 and December 31, 2007, respectively.

        Defaulted FHA-insured and VA-guaranteed loans repurchased from securities totaling $1.2 billion and $1.3 billion were pledged to secure securities sold under agreements to repurchase at March 31, 2008 and December 31, 2007, respectively.

        Mortgage loans with unpaid principal balances totaling $0.4 billion and $1.9 billion were pledged to secure a revolving line of credit at March 31, 2008 and December 31, 2007, respectively.

        Mortgage loans held in special purpose entities ("SPEs") with carrying values totaling $3.1 billion and $5.6 billion were pledged to secure asset-backed secured financings at March 31, 2008 and December 31, 2007, respectively. These assets were re-recognized on the Company's consolidated balance sheets at their estimated fair value after management concluded that certain securities collateralized by these loans it had reacquired as part of its market-making activities would be held for an other-than-temporary period. The carrying value of the mortgage loans held in SPEs includes fair value discounts of $539.4 million and $960.7 million at March 31, 2008 and December 31, 2007, respectively.

        As of March 31, 2008 and December 31, 2007, the Company had accepted mortgage loan collateral of $1.2 billion and $1.0 billion, respectively, that it had the contractual ability to re-pledge. The collateral secures warehouse lending advances.

        The Company modified loans for borrowers who were not otherwise able to refinance based on the terms provided under the modified loan. Other loans were modified to retain borrowers with good payment history but the modifications were considered to represent concessions. These transactions were classified as troubled debt restructurings. The majority of these transactions involved modifications of current loans from payment option adjustable-rate mortgage ("ARM") loans to payment advantage ARM loans with fixed interest rates for five years. However, because these modifications were not comparable to market terms that would be offered if the modified loans were fully underwritten, the Company categorized these transactions as troubled debt restructurings. Accordingly, unless the borrower had a history of making payments on a timely basis and the Company determined that payments under the modified terms were likely to continue to be received on a timely basis, these loans were placed on nonaccrual status pending a satisfactory period of performance under the modified terms.

        Troubled debt restructurings at March 31, 2008 and December 31, 2007 totaled $461.8 million and $282.6 million, respectively, the majority of which were the conversions of current payment-option ARM loans to payment-advantage ARM loans. Of the troubled debt restructurings, $415.1 million and $6.3 million were on accrual status as of March 31, 2008 and December 31, 2007, respectively. An impairment allowance of $13.1 million and $11.0 million relating to these loans is included in the allowance for loan losses as of March 31, 2008 and December 31, 2007, respectively. Management considered $32.6 million and $37.3 million of warehouse lending loans to be impaired as of March 31, 2008 and December 31, 2007, respectively. The average investment in impaired loans, consisting of troubled debt restructurings and nonperforming warehouse lines of credit, during the quarter ended March 31, 2008 was $406.3 million and none during the quarter ended March 31, 2007.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Changes in the allowance for loan losses, the composition of the provision for loan losses and the allowance for loan losses were as follows:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Balance, beginning of period	$2,399,491	$326,817
Provision for loan losses before pool mortgage insurance recoveries	1,558,078	175,963
Charge-offs	(629,603)	(41,069)
Recoveries	23,338	2,420

Balance, end of period	$3,351,304	$464,131

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Provision for loan losses before estimated pool mortgage insurance recoveries	$1,558,078	$175,963
Change in estimate of amounts recoverable from pool mortgage insurance	(56,726)	(24,001)

Provision for loan losses	$1,501,352	$151,962

	March 31,
	2008	2007
	(in thousands)
Allowance for loan losses	$3,351,304	$464,131
Estimated amount recoverable from pool mortgage insurance	(612,530)	(89,764)

Allowance for loan losses, net of pool mortgage insurance	$2,738,774	$374,367

        The Company has recorded a liability for losses on unfunded loan commitments in accounts payable and accrued liabilities totaling $65.8 million and $38.4 million at March 31, 2008 and December 31, 2007, respectively. The provision for these losses is recorded in other expenses. The following is a summary of changes in the liability:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Balance, beginning of period	$38,384	$8,104
Provision for losses on unfunded loan commitments	27,451	5,655

Balance, end of period	$65,835	$13,759

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10—Investments in Other Financial Instruments, at Estimated Fair Value

        Investments in other financial instruments include the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Securities accounted for as available-for-sale:
Prime non-agency mortgage-backed securities	$14,655,604	$16,328,280
Prime agency mortgage-backed securities	1,640,924	2,944,210
Nonprime mortgage-backed securities	1,111	35
Obligations of U.S. Government-sponsored enterprises	229,410	255,205
Municipal bonds	173,808	419,540
U.S. Treasury securities	91,003	92,900
Other	76,438	74,643

Subtotal	16,868,298	20,114,813

Interests retained in securitization—non credit-sensitive:
Mortgage-backed pass-through securities	36,741	37,567
Prime interest-only and principal-only securities	247,368	256,832
Prepayment penalty bonds	6,175	9,516

Total interests retained in securitization—non credit-sensitive	290,284	303,915

Interests retained in securitization—credit-sensitive(1):
Mortgage-backed pass-through securities	144	281
Prime residual securities	9,514	8,026
Prime home equity retained interests	70,528	84,969
Prime home equity interest-only securities	8,826	9,143
Nonprime interest-only securities	21,755	20,918
Nonprime residuals and other related securities	19,051	8,852

Total interests retained in securitization—credit-sensitive(1)	129,818	132,189

Total securities accounted for as available-for-sale	17,288,400	20,550,917

Financial instruments with changes in unrealized gains and losses recognized in earnings in the period of change:
Securities accounted for as trading:
Interests retained in securitization—non credit-sensitive:
Mortgage-backed pass-through securities	351,972	559,880
Prime interest-only and principal-only securities	664,053	745,160
Prepayment penalty bonds	63,777	70,401
Interest rate swaps	—	50

Total interests retained in securitization—non credit-sensitive	1,079,802	1,375,491

Interests retained in securitization—credit-sensitive(1):
Mortgage-backed pass-through securities	12,371	34,424
Prime residual securities	19,379	12,531
Prime home equity retained interests	155,080	328,569
Nonprime residuals and other related securities	166,443	263,278

Total interests retained in securitization—credit-sensitive(1)	353,273	638,802

Servicing Hedge principal-only securities	—	908,358
Municipal bonds	361,166	—
Other	74,849	72,685

Total securities accounted for as trading	1,869,090	2,995,336

Hedging and pipeline derivatives	1,746,047	2,271,406

Total financial instruments with changes in unrealized gains and losses recognized in earnings in the period of change	3,615,137	5,266,742

Total investments in other financial instruments	$20,903,537	$25,817,659

(1)
Credit-sensitive securities retained in securitization include securities that are expected to absorb credit losses from interests that are senior in the deal structure.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Investments in other financial instruments by credit rating were as follows:

	March 31, 2008
		Credit Rating
	Total(1)	AAA	AA	A	<A	Not Rated(2)
	(in thousands)
Securities accounted for as available-for-sale:
Prime non-agency mortgage-backed securities	$14,655,604	$14,554,027	$65,546	$23,259	$12,772	$—
Prime agency mortgage-backed securities	1,640,924	1,640,924	—	—	—	—
Nonprime mortgage-backed securities	1,111	1,111	—	—	—	—
Obligations of U.S. Government-sponsored enterprises	229,410	229,410	—	—	—	—
Municipal bonds	173,808	55,407	112,015	5,351	1,035	—
U.S. Treasury securities	91,003	91,003	—	—	—	—
Other	76,438	76,388	—	50	—	—

Subtotal	16,868,298	16,648,270	177,561	28,660	13,807	—

Interests retained in securitization—non credit-sensitive:
Mortgage-backed pass-through securities	36,741	24,393	12,348	—	—	—
Prime interest-only and principal-only securities	247,368	218,223	—	—	—	29,145
Prepayment penalty bonds	6,175	405	—	—	—	5,770

Total interests retained in securitization—non credit-sensitive	290,284	243,021	12,348	—	—	34,915

Interests retained in securitization—credit-sensitive:
Mortgage-backed pass-through securities	144	—	—	—	144	—
Prime residual securities	9,514	—	—	—	—	9,514
Prime home equity retained interests	70,528	—	—	—	—	70,528
Prime home equity interest-only securities	8,826	—	—	—	—	8,826
Nonprime interest-only securities	21,755	6,158	—	—	—	15,597
Nonprime residuals and other related securities	19,051	—	—	—	—	19,051

Total interests retained in securitization—credit-sensitive	129,818	6,158	—	—	144	123,516

Total securities accounted for as available-for-sale	$17,288,400	$16,897,449	$189,909	$28,660	$13,951	$158,431

Financial instruments with changes in unrealized gains and losses recognized in earnings in the period of change:
Securities accounted for as trading:
Interests retained in securitization—non credit-sensitive:
Mortgage-backed pass-through securities	$351,972	$260,755	$55,875	$23,246	$12,096	$—
Prime interest-only and principal-only securities	664,053	664,053	—	—	—	—
Prepayment penalty bonds	63,777	—	—	—	950	62,827

Total interests retained in securitization—non credit-sensitive	1,079,802	924,808	55,875	23,246	13,046	62,827

Interests retained in securitization—credit-sensitive:
Mortgage-backed pass-through securities	12,371	—	—	—	10,268	2,103
Prime residual securities	19,379	—	—	—	—	19,379
Prime home equity retained interests	155,080	—	—	—	—	155,080
Nonprime residuals and other related securities	166,443	—	—	—	—	166,443

Total interests retained in securitization—credit-sensitive	353,273	—	—	—	10,268	343,005

Municipal bonds	361,166	115,244	198,155	39,929	7,838	—
Other	74,849	4,072	15,065	39,191	16,521	—

Total securities accounted for as trading	1,869,090	1,044,124	269,095	102,366	47,673	405,832

Total investments in other financial instruments	$19,157,490	$17,941,573	$459,004	$131,026	$61,624	$564,263

(1)
Hedging and mortgage pipeline derivative financial instruments are not included in this table as derivatives are contracts between Countrywide and a counterparty. Such contracts are not rated by the rating agencies. Countrywide manages its derivatives counterparty risk by entering into derivatives only with creditworthy counterparties and limiting its exposure to individual counterparties.

(2)
These securities are generally not rated due to their illiquidity and the absence of significant trading activity.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        At March 31, 2008, the Company had pledged $0.08 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge. At March 31, 2008, the Company had also pledged $0.06 billion of MBS to secure its derivative instrument liabilities and $0.03 billion of MBS to secure a borrowing facility with the FRB.

        At December 31, 2007, the Company had pledged $0.08 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge. At December 31, 2007, the Company had also pledged $0.01 billion of MBS to secure margin calls on derivative instruments and $1.6 billion of MBS to secure a borrowing facility with the FRB.

        At March 31, 2008 and December 31, 2007, the Company had pledged $13.8 billion and $13.4 billion of MBS to enable future borrowings with the FHLB.

        Amortized cost and fair value of available-for-sale securities were as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Prime non-agency mortgage-backed securities	$15,989,445	$27	$(1,333,868)	$14,655,604
Prime agency mortgage-backed securities	1,628,839	16,251	(4,166)	1,640,924
Nonprime mortgage-backed securities	1,112	6	(7)	1,111
Obligations of U.S. Government-sponsored enterprises	221,528	7,882	—	229,410
Municipal bonds	171,256	2,643	(91)	173,808
U.S. Treasury securities	85,169	5,834	—	91,003
Interests retained in securitization	377,308	71,540	(28,746)	420,102
Other	72,300	4,138	—	76,438

	$18,546,957	$108,321	$(1,366,878)	$17,288,400

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Prime non-agency mortgage-backed securities	$16,734,057	$10,147	$(415,924)	$16,328,280
Prime agency mortgage-backed securities	2,942,460	18,628	(16,878)	2,944,210
Nonprime mortgage-backed securities	35	—	—	35
Obligations of U.S. Government-sponsored enterprises	249,826	5,379	—	255,205
Municipal bonds	415,420	4,678	(558)	419,540
U.S. Treasury securities	89,142	3,760	(2)	92,900
Interests retained in securitization	392,966	63,690	(20,552)	436,104
Other	72,519	2,127	(3)	74,643

	$20,896,425	$108,409	$(453,917)	$20,550,917

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        The Company's available-for-sale securities in an unrealized loss position were as follows:

	March 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Prime non-agency mortgage-backed securities	$10,747,591	$(879,361)	$3,902,646	$(454,507)	$14,650,237	$(1,333,868)
Prime agency mortgage-backed securities	206,482	(751)	377,793	(3,415)	584,275	(4,166)
Nonprime mortgage-backed securities	—	—	156	(7)	156	(7)
Municipal bonds	—	—	5,377	(91)	5,377	(91)
Interests retained in securitization	58,936	(12,517)	114,113	(16,229)	173,049	(28,746)
Other	—	—	50	—	50	—

Total impaired securities	$11,013,009	$(892,629)	$4,400,135	$(474,249)	$15,413,144	$(1,366,878)

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Prime non-agency mortgage-backed securities	$10,000,860	$(262,031)	$3,210,776	$(153,893)	$13,211,636	$(415,924)
Prime agency mortgage-backed securities	196,561	(842)	833,354	(16,036)	1,029,915	(16,878)
Municipal bonds	11,144	(63)	99,658	(495)	110,802	(558)
U.S. Treasury securities	—	—	7,498	(2)	7,498	(2)
Interests retained in securitization	14,720	(887)	114,343	(19,665)	129,063	(20,552)
Other	305	(3)	50	—	355	(3)

Total impaired securities	$10,223,590	$(263,826)	$4,265,679	$(190,091)	$14,489,269	$(453,917)

        Countrywide's Investment Management Committee ("IMC"), a subcommittee of its Asset/Liability Committee, assesses securities classified as available-for-sale for other-than-temporary impairment on a quarterly basis. This assessment evaluates whether the Company intends to and is able to recover the amortized cost of the securities when taking into account the Company's present investment objectives and liquidity requirements and whether the creditworthiness of the issuer calls the realization of contractual cash flows into question.

        During the quarter ended March 31, 2008, the IMC determined that it was no longer reasonably assured that the decline in value would be recovered during the holding period for certain obligations of U.S. Government sponsored enterprises. Such securities had a carrying value of $97.0 million when this determination was made. As a result of this determination, unrealized losses recorded in accumulated other comprehensive income totaling $31.1 million were transferred to earnings during the quarter ended March 31, 2008. No such losses were recorded during the quarter ended March 31, 2007.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Gross gains and losses realized on the sales of available-for-sale securities (excluding recognition of other than temporary impairment) were as follows:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Prime non-agency mortgage-backed securities:
Gross realized gains	$79	$—
Gross realized losses	(441)	—

Net	(362)	—

Prime agency mortgage-backed securities:
Gross realized gains	10,807	—
Gross realized losses	(2,115)	—

Net	8,692	—

Municipal bonds:
Gross realized gains	—	24
Gross realized losses	—	(53)

Net	—	(29)

Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	—	11
Gross realized losses	—	—

Net	—	11

Interests retained in securitization:
Gross realized gains	—	1,021
Gross realized losses	(1,285)	—

Net	(1,285)	1,021

Total gains and losses on available-for-sale securities:
Gross realized gains	10,886	1,056
Gross realized losses	(3,841)	(53)

Net	$7,045	$1,003

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11—Mortgage Servicing Rights, at Estimated Fair Value

        The activity in MSRs was as follows:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Balance at beginning of period	$18,958,180	$16,172,064
Additions:
Servicing resulting from transfers of financial assets	834,778	1,898,903
Purchases of servicing assets	420	116,592

Total additions	835,198	2,015,495
Less sale of MSRs	(424,465)	—
Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	(1,460,713)	54,183
Other changes in fair value(2)	(753,626)	(799,882)

Balance at end of period	$17,154,574	$17,441,860

(1)
Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)
Represents changes due to realization of expected cash flows.

Note 12—Other Assets

        Other assets include the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Reimbursable servicing advances, net	$4,378,797	$3,981,703
Margin accounts	2,123,485	669,391
Investments in FRB and FHLB stock	2,098,782	2,172,987
Real estate acquired in settlement of loans	863,070	807,843
Interest receivable	792,508	932,477
Estimated amounts recoverable from pool mortgage insurance	612,530	555,803
Receivables from custodial accounts	399,334	387,509
Capitalized software, net	389,656	385,276
Prepaid expenses	382,263	374,943
Cash surrender value of assets held in trust for deferred compensation plans	285,835	307,902
Securities broker-dealer receivables	239,303	203,206
Cash surrender value of Company-owned life insurance	217,988	229,835
Mortgage guaranty insurance tax and loss bonds	188,667	165,066
Restricted cash	115,569	86,078
Receivables from sale of securities	—	98,021
Other	1,110,765	1,192,735

	$14,198,552	$12,550,775

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        The Company had pledged $0.01 billion of receivables from sale of securities to secure securities sold under agreements to repurchase at March 31, 2008 and December 31, 2007.

Note 13—Deposit Liabilities

        Deposit liabilities include the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Non-interest-bearing checking accounts	$545,796	$457,487
Retail savings and money market accounts	8,212,377	8,268,969
Commercial money market accounts	3,286,248	4,051,209
Time deposits:
Retail	29,540,914	25,119,310
Brokered	8,197,622	8,947,958
Commercial
Premier business banking	542,230	545,118
Other	148,556	202,711

	690,786	747,829

	38,429,322	34,815,097
Company-administered custodial deposit accounts(1)	12,787,381	12,591,401

	63,261,124	60,184,163
Basis adjustment through application of hedge accounting	32,268	16,436

	$63,293,392	$60,200,599

(1)
These accounts represent the portion of the investor custodial accounts administered by Countrywide that have been placed on deposit with Countrywide Bank, FSB ("Countrywide Bank" or the "Bank").

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Substantially all of the time deposits outstanding were interest-bearing. The contractual maturities of those deposits as of March 31, 2008, are shown in the following table:

	Time Deposit Maturities	Weighted Average Rate
	(dollar amounts in thousands)
Quarter ending:
June 30, 2008	$11,183,299	5.11%
September 30, 2008	13,993,517	4.94%
December 31, 2008	6,773,559	5.20%
March 31, 2009	2,665,837	4.20%

Total twelve months ending March 31, 2009	34,616,212	4.99%
Twelve months ending March 31,
2010	1,371,670	4.50%
2011	402,431	4.85%
2012	226,684	5.17%
2013	258,961	5.06%
Thereafter	1,553,364	5.75%

	38,429,322	5.00%
Basis adjustment through application of hedge accounting	32,268

	$38,461,590

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

        At March 31, 2008, repurchase agreements were secured by $0.01 billion of mortgage loans held for sale, $14.3 billion of trading securities, $32.9 billion of securities purchased under agreements to resell and securities borrowed, $1.2 billion in loans held for investment, $0.1 billion in investments in other financial instruments and $0.01 billion of other assets. At March 31, 2008, $24.9 billion of the pledged securities purchased under agreements to resell and securities borrowed related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15—Notes Payable

        The following table summarizes notes payable:

	March 31, 2008	December 31, 2007
	(in thousands)
Secured revolving lines of credit	$288,232	$1,547,648
Unsecured revolving lines of credit	10,820,000	10,820,000
Unsecured bank loan	660,000	660,000
Borrowings from the Federal Reserve Bank	—	750,000
Federal Home Loan Bank advances	46,025,000	47,675,000
Medium-term notes:
Floating-rate	9,517,333	10,779,722
Fixed-rate	8,089,073	8,221,445

	17,606,406	19,001,167
Asset-backed secured financings	3,161,420	9,453,478
Asset-backed secured financings at estimated fair value	1,692,472	—
Convertible debentures	4,000,000	4,000,000
Junior subordinated debentures	2,280,951	2,219,511
Subordinated debt	1,085,224	1,067,010
Other	31,726	33,599

	$87,651,431	$97,227,413

Secured Revolving Lines of Credit

        The Company formed a special purpose entity (Park Monaco) to finance inventory with funding provided by a group of bank-sponsored conduits that were financed through the issuance of asset-backed commercial paper. The entity incurred interest based on prevailing money market rates approximating the cost of asset-backed commercial paper.

        At March 31, 2008, the entity had aggregate commitments from the banks that sponsor the conduits totaling $10.4 billion and had $0.3 billion of outstanding borrowings, secured by $0.1 billion of mortgage loans held for sale and $0.4 billion of loans held for investment. For the quarter ended March 31, 2008, the average borrowings under this facility totaled $0.9 billion and the weighted-average interest rate was 4.54%. At March 31, 2008, the weighted-average interest rate was 3.36%. For the quarter ended March 31, 2007, the average borrowings under this facility totaled $0.7 billion and the weighted-average interest rate was 5.33%. At March 31, 2007, the weighted-average interest rate was 5.34%.

        As detailed in Note 26—Subsequent Events, in connection with a ratings downgrade by Standard & Poor's on May 2, 2008, the Company repaid the outstanding balance of $244 million and on May 9, 2008, the Company terminated the facility.

        During 2007, the Company had a $4.0 billion master trust facility, to finance Countrywide Warehouse Lending ("CWL") receivables backed by mortgage loans through the sale of such receivables to a multi-asset conduit finance company financed by issuing extendable maturity asset-backed commercial paper. At March 31, 2007, the Company had pledged $1.3 billion in loans held for

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

investment to secure this facility. For the quarter ended March 31, 2007, the average borrowings under this facility totaled $1.2 billion and the weighted-average interest rate was 5.39%. At March 31, 2007, the weighted-average interest rate was 5.38%. This facility was terminated during 2007.

Unsecured Revolving Lines of Credit and Unsecured Bank Loan

        As of March 31, 2008, the Company had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting the Company to borrow an aggregate maximum total amount of $11.5 billion. In August 2007, the Company borrowed $11.5 billion from these revolving credit facilities, of which $0.7 billion was converted to an unsecured term bank loan with a one-year maturity in November 2007. For the quarter ended March 31, 2008, the average outstanding borrowings under the remaining revolving credit facilities totaled $10.8 billion and the weighted-average interest rate was 3.76%. At March 31, 2008, the weighted-average interest rate was 2.88%. No amount was outstanding under this facility at March 31, 2007. For the quarter ended March 31, 2008, the average outstanding borrowings under the unsecured bank loan totaled $0.7 billion and the average interest rate was 4.33%. At March 31, 2008, the interest rate was 3.42%.

Backup Credit Facilities

        As of March 31, 2008, the Company had pledged $8.8 billion and $0.03 billion of mortgage loans held for investment and MBS, respectively, to secure an unused borrowing facility with the FRB.

Federal Home Loan Bank Advances

        During the quarter ended March 31, 2008, the Company obtained $0.5 billion of advances from the FHLB, all of which are fixed-rate. At March 31, 2008, the Company had pledged $57.5 billion and $13.8 billion respectively, of mortgage loans and investments in other financial instruments to secure its outstanding FHLB advances and enable future advances.

        At December 31, 2007, the Company had pledged $62.6 billion and $13.4 billion, respectively, of mortgage loans and investments in other financial instruments to secure its outstanding FHLB advances and enable future advances.

Medium-Term Notes

        During the quarter ended March 31, 2008, the Company did not issue any medium-term notes and redeemed $1.7 billion of maturing medium-term notes.

        As of March 31, 2008, $4.0 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Euros, Pounds Sterling, Australian Dollars, Canadian Dollars, and Swiss Francs. These notes have been effectively converted to U.S. dollar-denominated debt through currency swaps.

Asset-Backed Secured Financings

        The Company records certain mortgage loan securitization transactions as secured borrowings when they do not meet the accounting requirements for sales treatment. The transactions accounted for as secured borrowings totaled $1.7 billion and $3.8 billion at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, the Company had pledged mortgage loans held for sale with unpaid principal balances totaling $2.6 billion and $4.4 billion, respectively, to secure these borrowings.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        In its market-making and trading activities, Countrywide Securities Corporation ("CSC") reacquires securities with embedded derivatives created in Countrywide loan sales activities. After reacquiring certain of those securities during 2007, the market for non-agency MBS was disrupted. Management subsequently concluded that certain securities it owned on both March 31, 2008 and December 31, 2007 no longer would be held only temporarily. When the Company holds beneficial interests in its securitizations that include embedded derivatives, the applicable accounting standards require that the transactions be re-characterized as financing transactions. As a result, liabilities of $3.1 billion and $5.6 billion and related Mortgage Loans Held in SPEs in loans held for investment were included on the Company's balance sheet at March 31, 2008 and December 31, 2007, respectively.

Junior Subordinated Debentures

        As more fully discussed in Note 15—Notes Payable included in the consolidated financial statements of the 2007 Annual Report, the Company has issued junior subordinated debentures to non-consolidated subsidiary trusts. The trusts finance their holdings of the junior subordinated debentures by issuing Company-guaranteed capital securities.

        The Company guarantees the indebtedness of Countrywide Home Loans ("CHL") to one of its subsidiary trusts, Countrywide Capital III, which is excluded from the Company's consolidated financial statements. Following is summarized information for that trust:

	March 31, 2008	December 31, 2007
	(in thousands)
Balance Sheets:
Junior subordinated debentures receivable	$205,367	$205,356
Other assets	4,841	692

Total assets	$210,208	$206,048

Notes payable	$6,175	$6,175
Other liabilities	4,841	692
Company-obligated guaranteed redeemable capital trust pass-through securities	199,192	199,181
Shareholder's equity	—	—

Total liabilities and shareholder's equity	$210,208	$206,048

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Statements of Operations:
Revenues	$4,161	$4,161
Expenses	(4,161)	(4,161)
Provision for income taxes	—	—

Net earnings	$—	$—

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

Maturities of Notes Payable

        Maturities of notes payable are as follows:

	Principal, Net of Premiums and Discounts	Hedge Basis Adjustment	Total
	(in thousands)
Quarter ending:
June 30, 2008	$7,744,615	$397,867	$8,142,482
September 30, 2008	1,200,984	45,142	1,246,126
December 31, 2008	3,631,111	386	3,631,497
March 31, 2009	1,806,799	101,975	1,908,774

Total twelve months ending March 31, 2009	14,383,509	545,370	14,928,879
Twelve months ending March 31,
2010	9,438,135	42,808	9,480,943
2011	19,599,404	345,391	19,944,795
2012	17,821,716	31	17,821,747
2013	8,425,335	153,250	8,578,585
Thereafter	16,749,376	147,106	16,896,482

Total	$86,417,475	$1,233,956	$87,651,431

Note 16—Regulatory and Agency Capital Requirements

        Countrywide Bank is regulated by the Office of Thrift Supervision ("OTS") and is therefore subject to OTS capital requirements. At March 31, 2008 and December 31, 2007, the Bank's regulatory capital ratios and amounts and minimum required capital ratios to maintain a "well capitalized" status were as follows:

		March 31, 2008		December 31, 2007
	Minimum Required(1)
		Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Capital	5.0%	7.7%	$9,348,045	7.2%	$8,753,678
Risk-Based Capital:
Tier 1	6.0%	12.2%	$9,348,045	11.8%	$8,753,678
Total	10.0%	13.4%	$10,329,310	14.4%	$10,692,593

(1)
Minimum required to qualify as "well capitalized."

        Management intends to maintain capital at levels that are higher than those required to be considered "well capitalized."

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        The Bank is required by OTS regulations to maintain tangible capital of at least 1.5% of assets. However, the Bank is also required to maintain a tangible equity ratio of at least 2% to avoid being classified as "critically undercapitalized." Critically undercapitalized institutions are subject to the prompt corrective action provisions of the Financial Institution Reform Recovery and Enforcement Act of 1989. The Bank's tangible capital ratio was 7.7% and 8.0% at March 31, 2008 and December 31, 2007, respectively.

        The OTS has prescribed that the Company and its affiliates are not authorized to receive, and the Bank is not authorized to pay the Company or its affiliates, capital distributions without receipt of prior written OTS non-objection.

        The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, Freddie Mac and Government National Mortgage Association ("Ginnie Mae") net worth requirements. Management believes the Company is in compliance with those requirements.

Note 17—Supplemental Cash Flow Information

        The following table presents supplemental cash flow information:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Cash used to pay interest	$2,060,236	$2,635,330
Cash used to pay income taxes	11,075	3,646
Non-cash investing activities:
Transfer of loans from mortgage loans held for sale at lower of cost or estimated fair value to loans held for investment	1,073,675	713,050
Transfer of loans held for investment to mortgage loans held for sale	2,406,307	—
Transfer of real estate acquired in settlement of loans from loans receivable to other assets	436,717	183,716
Servicing resulting from transfers of financial assets	834,778	1,898,903
Retention of other financial instruments classified as available-for-sale in securitization transactions	14,627	998
Unrealized (loss) gain on available-for-sale securities, foreign currency translation adjustments, cash flow hedges and change in unfunded liability relating to defined benefit plans, net of tax	(547,749)	1,021
Remeasurement of financial assets and liabilities upon adoption of SFAS 159	34,249	—
Remeasurement of income taxes payable upon adoption of FIN 48	—	(12,719)
Non-cash financing activities:
Decrease in Mortgage Loans Held in SPEs and asset-backed secured financings	(4,548,527)	—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18—Net Interest Income

        The following table summarizes net interest income:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Interest income:
Loans	$1,962,233	$2,120,045
Trading securities	213,864	318,952
Securities purchased under agreements to resell, securities borrowed and federal funds sold	221,620	661,279
Investments in other financial instruments	270,494	127,491
Other	138,348	124,215

Total interest income	2,806,559	3,351,982

Interest expense:
Deposit liabilities	588,928	499,839
Securities sold under agreements to repurchase	310,799	890,667
Trading securities sold, not yet purchased	32,790	62,129
Notes payable	1,044,211	1,057,233
Other	98,511	111,177

Total interest expense	2,075,239	2,621,045

Total net interest income	$731,320	$730,937

Note 19—Restructuring Charges

        During the third quarter of 2007, the Company initiated a program to reduce costs and improve operating efficiencies in response to lower mortgage market origination volumes and other market conditions. As part of this plan, the Company expects to incur lease and other contract termination costs. Management recorded restructuring charges totaling $144.6 million in 2007 and recorded an additional $14.6 million in the first quarter of 2008. Specific actions taken in 2007 included reducing the workforce by approximately 11,000 and the closure of 259 branches. These reductions occurred in most geographic locations and levels of the organization. The restructuring charges were recorded in the "Other" segment. During the first quarter of 2008, the specific actions included reducing the workforce by approximately 1,500.

        The following table summarizes the restructuring liability balance, recorded in accounts payable and accrued liabilities at March 31, 2008, and related activity during the quarter ended March 31, 2008:

				Utilized
	Balance December 31, 2007					Balance March 31, 2008
		Additions	Reversals	Cash	Non-Cash
	(in thousands)
Severance and benefits	$2,959	$3,262	$—	$(4,853)	$—	$1,368
Lease termination costs	45,399	9,089	—	(12,900)	(5,692)	35,896
Other costs	—	2,211	—	—	(2,211)	—

	$48,358	$14,562	$—	$(17,753)	$(7,903)	$37,264

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 20—Pension Plans

        The Company provides retirement benefits to its employees using a variety of plans. For employees hired prior to January 1, 2006, the Company has a defined benefit pension plan (the "Pension Plan"). For employees hired after December 31, 2005, the Company makes supplemental contributions to employee 401(k) Plan accounts.

        Net periodic benefit cost for the pension plan during the quarters ended March 31, 2008 and 2007, includes the following components:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Service cost	$17,404	$22,078
Interest cost	7,158	5,982
Expected return on plan assets	(5,950)	(5,491)
Amortization of prior service cost	87	87

Net periodic benefit cost	$18,699	$22,656

Note 21—Segments and Related Information

        The Company has five business segments: Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.

        The Mortgage Banking Segment is comprised of three sectors: Loan Production, Loan Servicing and Loan Closing Services.

        The Loan Production Sector originates prime and nonprime loans for sale or securitization through a variety of channels on a national scale. Historically, mortgage banking loan production has occurred in CHL. Over the past several years, the Company has been transitioning this production to its bank subsidiary, Countrywide Bank. Effective January 1, 2008, the Company's production channels have moved into the Bank, completing the migration of substantially all of Countrywide's loan production activities from CHL to the Bank. During the quarter ended March 31, 2008, over 96% of Countrywide's mortgage loan production occurred in Countrywide Bank. The mortgage loan production, the related balance sheet and the income relating to the holding and sale of these loans is included in the Mortgage Banking Segment regardless of whether the activity occurred in CHL or Countrywide Bank.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        The Loan Servicing Sector includes investments in MSRs, retained interests including senior and mezzanine mortgage-backed securities which remain unsold from prior securitizations, the Mortgage Banking investment loan portfolio as well as the Company's loan servicing operations and subservicing for other domestic financial institutions. Subsequent to sale, adjustments to the liability for representations and warranties are included in this sector. The Loan Closing Services Sector is comprised of the LandSafe companies, which provide credit reports, appraisals, title reports and flood determinations to the Company's Loan Production Sector, as well as to third parties.

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

        Segment selection was based upon internal organizational structures, and the process by which these operations are managed and evaluated, including how resources are allocated to the operations. Certain amounts reflected in the prior period have been adjusted to conform to the current period presentation.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

        Financial highlights by operating segments are as follows:

	Quarter Ended March 31, 2008
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,113,338	$(593,148)	$97,227	$617,417	$(566,273)	$81,913	$556,862	$12,426	$(23,471)	$678,874
Intersegment	(9,020)	113,222	(534)	103,668	(84,058)	(468)	(2,115)	28,915	(45,942)	—

Total Revenues	$1,104,318	$(479,926)	$96,693	$721,085	$(650,331)	$81,445	$554,747	$41,341	$(69,413)	$678,874

Pre-tax Earnings (Loss)	$232,375	$(817,546)	$33,175	$(551,996)	$(960,371)	$997	$35,501	$10,979	$(27,337)	$(1,492,227)

Total Assets at Period End	$18,427,197	$36,425,382	$397,343	$55,249,922	$111,615,901	$25,776,161	$4,093,209	$245,789	$2,036,811	$199,017,793

	Quarter Ended March 31, 2007
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,053,528	$(128,543)	$85,476	$1,010,461	$619,448	$227,791	$371,166	$3,878	$173,032	$2,405,776
Intersegment	110,615	247,499	—	358,114	(190,187)	32,865	(1,450)	16,572	(215,914)	—

Total Revenues	$1,164,143	$118,956	$85,476	$1,368,575	$429,261	$260,656	$369,716	$20,450	$(42,882)	$2,405,776

Pre-tax Earnings (Loss)	$170,654	$(100,306)	$29,956	$100,304	$288,094	$132,208	$179,658	$4,006	$(3,475)	$700,795

Total Assets at Period End	$34,161,804	$29,537,903	$311,151	$64,010,858	$88,462,739	$57,068,471	$3,091,622	$219,200	$(5,669,572)	$207,183,318

        Included in the columns above labeled "Other" are the holding company activities including restructuring charges of $14.6 million during the quarter ended March 31, 2008 and certain reclassifications to conform management reporting to the consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 22—Summarized Financial Information

        Summarized financial information for Countrywide Financial Corporation (parent only) and subsidiaries is as follows:

	March 31, 2008
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$2,658,085	$13,002,308	$(7,003)	$15,653,390
Trading securities, at estimated fair value	—	129,338	17,442,955	(112,222)	17,460,071
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	250,000	9,120,377	(1,584,031)	7,786,346
Loans held for investment, net	446,381	15,770,452	79,063,695	(16,028)	95,264,500
Investments in other financial instruments, at estimated fair value	562,055	1,141,487	19,222,125	(22,130)	20,903,537
Mortgage servicing rights, at estimated fair value	—	16,113,875	1,040,699	—	17,154,574
Investments in subsidiaries	15,439,938	—	6,438	(15,446,376)	—
Other assets	27,844,245	26,509,058	15,772,843	(45,330,771)	24,795,375

Total assets	$44,292,619	$62,572,295	$154,671,440	$(62,518,561)	$199,017,793

Deposit liabilities	$—	$—	$64,265,467	$(972,075)	$63,293,392
Securities sold under agreements to repurchase	300,000	1,181,145	17,980,791	(1,599,046)	17,862,890
Notes payable	17,708,981	25,789,362	46,047,998	(1,894,910)	87,651,431
Other liabilities	13,128,582	32,126,281	14,385,599	(42,585,438)	17,055,024
Equity	13,155,056	3,475,507	11,991,585	(15,467,092)	13,155,056

Total liabilities and equity	$44,292,619	$62,572,295	$154,671,440	$(62,518,561)	$199,017,793

	Quarter Ended March 31, 2008
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Operations:
Revenues	$17,455	$319,811	$657,695	$(316,087)	$678,874
Expenses	1,933	521,840	1,925,621	(278,293)	2,171,101
(Benefit) provision for income taxes	5,775	(77,822)	(511,947)	(15,180)	(599,174)
Equity in net loss of subsidiaries	(902,800)	—	—	902,800	—

Net loss	$(893,053)	$(124,207)	$(755,979)	$880,186	$(893,053)

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	December 31, 2007
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$67	$5,439,813	$6,208,511	$32,883	$11,681,274
Trading securities, at estimated fair value	—	233,046	21,299,559	(189,998)	21,342,607
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	1,250,000	12,126,762	(3,735,883)	9,640,879
Loans held for investment, net	582,760	18,362,522	79,071,775	(16,344)	98,000,713
Investments in other financial instruments, at estimated fair value	549,221	2,949,971	22,318,467	—	25,817,659
Mortgage servicing rights, at estimated fair value	—	18,573,055	385,125	—	18,958,180
Investments in subsidiaries	16,953,677	—	6,265	(16,959,942)	—
Other assets	27,019,705	22,861,754	14,145,494	(41,101,341)	22,925,612

Total assets	$45,105,430	$69,670,161	$155,561,958	$(61,970,625)	$208,366,924

Deposit liabilities	$—	$—	$61,184,312	$(983,713)	$60,200,599
Securities sold under agreements to repurchase	440,000	2,228,004	19,307,168	(3,757,010)	18,218,162
Notes payable	19,156,790	31,619,553	48,452,915	(2,001,845)	97,227,413
Other liabilities	10,852,769	32,243,730	13,238,393	(38,270,013)	18,064,879
Equity	14,655,871	3,578,874	13,379,170	(16,958,044)	14,655,871

Total liabilities and equity	$45,105,430	$69,670,161	$155,561,958	$(61,970,625)	$208,366,924

	Quarter Ended March 31, 2007
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Operations:
Revenues	$(24,149)	$1,306,184	$1,383,318	$(259,577)	$2,405,776
Expenses	1,700	1,245,369	715,445	(257,533)	1,704,981
(Benefit) provision for income taxes	(10,047)	28,733	248,982	(854)	266,814
Equity in net earnings of subsidiaries	449,783	—	—	(449,783)	—

Net earnings	$433,981	$32,082	$418,891	$(450,973)	$433,981

Note 23—Borrower and Investor Custodial Accounts

        As of March 31, 2008 and December 31, 2007, the Company managed $21.6 billion and $19.2 billion, respectively, of borrower and investor custodial cash accounts. These custodial accounts relate to the Company's mortgage servicing activities. Of these amounts, $12.8 billion and $12.6 billion,

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

respectively, were deposited at the Bank, and included in the Company's deposit liabilities as custodial deposit accounts. The remaining balances were deposited with other depository institutions and are not recorded on the Company's balance sheets.

Note 24—Loan Commitments

        The following table summarizes the Company's outstanding contractual loan commitments for the periods indicated:

	March 31, 2008	December 31, 2007
	(in thousands)
Commitments to fund mortgage loans	$35,705,628	$23,940,795
Commitments to fund commercial real estate loans	207,050	480,872
Undisbursed home equity lines of credit	7,149,045	9,073,370
Undisbursed construction loans	685,731	714,896
Undisbursed warehouse lines of credit	1,285,987	938,089

Note 25—Legal Proceedings

        Countrywide and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their businesses.

        In addition, lawsuits alleging claims for derivative relief on behalf of the Company and securities, retirement plan, and other class action suits have recently been brought against Countrywide, and certain of its current and former officers, directors and retirement plan administrators in either federal district court or state superior court in Los Angeles, California or federal district court or state court in Delaware. Among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1974 ("ERISA"). These cases allege, among other things, that Countrywide did not disclose complete and accurate information about its mortgage lending practices and financial condition. The shareholder derivative cases are brought on Countrywide's behalf and do not seek recovery of damages from the Company. The shareholder derivative claims filed in Los Angeles superior court have been stayed in favor of the derivative litigation pending in Los Angeles federal court. Motions to dismiss the federal derivative litigation are pending, as are motions to dismiss the Delaware federal court derivative litigation and to transfer that litigation to Los Angeles federal court. The federal court has declined to grant defendants' motions to dismiss the ERISA class action claims, and the Court has certified a class of participants in the Company's retirement plan. The Company and the other defendants are seeking leave to appeal the dismissal and certification rulings immediately to the federal Court of Appeals for the Ninth Circuit.

        Various class action lawsuits relating to Countrywide's proposed merger with Bank of America have been filed in the state courts of California and Delaware and in federal district court in Los Angeles, California on behalf of a proposed class of Countrywide shareholders against the Company, its directors and Bank of America. These lawsuits allege that the Company's directors breached their fiduciary duties to the Company's shareholders by entering into the merger agreement with Bank of America and also allege that Bank of America aided and abetted those alleged breaches. The merger-related claims filed in the California courts have been stayed in favor of the merger-related litigation

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

pending in Delaware, in which the plaintiffs have filed a motion to preliminarily enjoin the closing of the transaction.

        Although management believes it has meritorious defenses to each of these actions and intends to defend them vigorously, it is difficult to predict the resulting outcome of these proceedings, particularly where investigations and proceedings are in early stages. Given the inherent difficulty in predicting the outcome of legal proceedings, management cannot estimate losses or ranges of losses for legal proceedings where there is only a reasonable possibility that a loss may be incurred, such as those discussed in the two immediately preceding paragraphs. The Company provides for potential losses that may arise out of legal proceedings to the extent such losses are deemed probable and can be estimated. Although the ultimate outcome of the Company's legal proceedings discussed above cannot be ascertained at this time, management believes that any resulting liability will not materially affect its consolidated financial position; such resolution, however, could be material to its operating results for a particular future period depending upon the outcome of the proceedings and the operating results for a particular period. This assessment is based, in part, on the existence of insurance coverage.

        From time to time we are subject to investigations and reviews in the ordinary course of business involving various regulatory agencies, including the SEC and various state attorneys general, and in connection therewith such regulatory agencies request materials from us pertaining to our business operations and other matters. It is the Company's policy to fully cooperate with its regulators and, where appropriate, to take remedial action. Certain news reports beginning in March 2008, indicated that numerous industry participants, including the Company, were subject to an investigation by the Federal Bureau of Investigation ("FBI") in connection with mortgage business practices. The Department of Justice has stated to the Company that the FBI cannot confirm or deny whether it is conducting an investigation of it.

Note 26—Subsequent Events

        On May 2, 2008, Standard and Poor's lowered its rating of CFC and CHL from BBB+ to BB+, a non-investment grade rating. Standard and Poor's also lowered its rating of the Bank from A- to BBB. The Rating Outlook for all three entities was changed from Credit Watch Positive to Credit Watch Developing. Standard and Poor's ratings actions were in connection with the disclosure by Bank of America related to their expected treatment of CFC's debt following the planned merger. The immediate impact of this downgrade is that the $10.4 billion Park Monaco secured revolving credit facility is no longer available as a source of contingent liquidity. The Company repaid the outstanding balance of $244 million on May 2, 2008, and terminated the facility on May 9, 2008.

        On April 7, 2008 the Company received a refund of $728.4 million of federal income taxes that it had previously paid for the tax years ended December 31, 2005 and 2006. The refund resulted from carrying back the federal tax loss for the year ended December 31, 2007.

        On April 29, 2008, the Company announced that its Board of Directors declared dividends of $1,812.50 per share on its Series B preferred stock and $0.15 per common share. The preferred stock dividend is payable on May 15, 2008, and the common stock dividend is payable on June 2, 2008 to shareholders of record on May 14, 2008.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 27—Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, ("SFAS 141(R)"). SFAS 141(R) expanded the scope of SFAS 141 to all business combinations which previously applied only to business combinations for which control was obtained by transferring consideration. Under SFAS 141(R), the acquisition date is the date at which control is obtained, requiring the acquirer to recognize and measure the fair value of the acquiree as a whole, and the assets acquired and liabilities assumed at their full fair value as of the date of control, regardless of the percentage ownership in the acquiree. The Company has determined that it will adopt SFAS 141(R) on its effective date of January 1, 2009 and the financial impact, if any, upon adoption has not yet been determined.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB No. 51, ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component of equity in the consolidated financial statements and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Under SFAS 160, expanded disclosures are required to identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. The Company has determined that it will adopt SFAS 160 on its effective date of January 1, 2009 and the financial impact, if any, upon adoption has not yet been determined.

        In February 2008, the FASB issued FASB Staff Position No. FSP 140-3, Accounting for Transfers of Financial Assets and Repurchasing Transactions, ("FSP 140-3"). FSP 140-3 addresses accounting for repurchase agreements related to previously transferred financial assets when the repurchase arrangement is between the same parties as the original transfer. This FSP presumes that an initial transfer of a financial asset and a repurchase agreement are considered part of the same arrangement under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and instead should be evaluated separately under SFAS 140. This FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008 and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year this FSP is initially applied. The Company has not yet determined the financial impact, if any, upon adoption.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133, ("SFAS 161"). SFAS 161 was issued to improve transparency of a company's derivative instruments and hedging activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosure about credit-risk related features in derivative agreements. This Statement also requires that the overall objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective prospectively for financial statements beginning after November 15, 2008.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        As used in this Report, references to "we," "our," "the Company" or "Countrywide" refer to Countrywide Financial Corporation and its consolidated subsidiaries unless otherwise indicated. This discussion includes forward-looking statements which are subject to certain risks and uncertainties as discussed in the section Factors That May Affect Our Future Results of this Report.

Overview

        This section gives an overview of critical items that are discussed in more detail throughout Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Results of Operations

        Following is a summary of our results of operations for the quarters ended March 31, 2008 and 2007:

	Quarters Ended March 31,
			% Change
	2008	2007
	(dollar amounts in thousands, except per share data)
Consolidated Company
Revenues	$678,874	$2,405,776	(72%)
Net (loss) earnings	$(893,053)	$433,981	N/M
Diluted (loss) earnings per share	$(1.60)	$0.72	N/M
Total assets at period end	$199,017,793	$207,183,318	(4%)
Key Segment Pre-tax (Loss) Earnings
Mortgage Banking	$(551,996)	$100,304	N/M
Banking	$(960,371)	$288,094	N/M
Capital Markets	$997	$132,208	(99%)
Insurance	$35,501	$179,658	(80%)

        The results for the quarter ended March 31, 2008 resulted from high credit-related costs during the quarter. Increased credit-related charges were driven by increased levels of mortgage delinquencies, defaults and loss severities, as well as downward revisions in expectations of home prices relative to prior quarters. These credit charges were recorded with respect to the following assets and liabilities:

	Quarter Ended March 31, 2008
	Mortgage Banking
				Capital Markets
	Production	Servicing	Banking		Insurance	Total
	(in thousands)
Provision for credit losses	$—	$212,943	$1,315,860	$—	$—	$1,528,803
Provision for losses on representation and warranty claims	51,725	404,173	—	989	—	456,887
Impairment of credit-sensitive retained interests	—	441,287	—	—	—	441,287
Provision for mortgage reinsurance claims	—	—	—	—	235,937	235,937
Impairment of mortgage-backed securities	—	202,135	—	—	—	202,135
Inventory adjustments	187,756	—	—	—	—	187,756

	$239,481	$1,260,538	$1,315,860	$989	$235,937	$3,052,805

        Also affecting the results of the quarter was the secondary market disruption that began in the third quarter of 2007 and has continued through the date of the filing of this Report. The market disruption has affected the type and volume of loans produced and loans and securities sold in our Mortgage Banking and Capital Markets Segments.

        We discuss our results of operations in detail in the following section, Results of Operations Comparison—Quarters Ended March 31, 2008 and 2007.

  Credit

        During the quarter ended March 31, 2008, our portfolio of loans held for investment and other credit-sensitive assets were affected by the deteriorating real estate market and economic conditions that have not abated through the date of filing of this Report. We expect credit quality to continue to deteriorate in the near term, which will continue to cause us to record significant provisions for credit losses and charge-offs relating to these assets.

        Following is a summary of key credit quality and performance indicators at and for the period ended March 31:

	Quarters Ended March 31,
			% Change
	2008	2007
	(dollar amounts in thousands)
Key Credit Quality & Performance Indicators
Loans held for investment at period end(1)	$95,477,382	$75,551,461	26%

Nonperforming assets at period end:
Nonaccrual loans(2)	$5,129,562	$833,238	516%
Foreclosed real estate	863,070	386,219	123%

Total nonperforming assets	$5,992,632	$1,219,457	391%

Troubled debt restructurings on accrual status	$415,147	$—	N/M

Carrying value of credit-sensitive retained interests at period end	$483,091	$1,836,872	(74%)

Loss Reserves and Liabilities:
Allowances for credit losses	$3,417,139	$477,890	615%
Liability for representations and warranties at period end	935,360	365,254	156%
Liability for impairment losses related to future draw obligations	797,624	—	N/M
Liability for corporate guarantees at period-end	73,243	55,035	33%

	$5,223,366	$898,179	482%

Provisions for Losses:
Credit losses(3)	$1,528,803	$157,617	870%
Impairment of credit-sensitive retained interests	441,287	365,553	21%
Representations and warranties	428,469	17,082	N/M
Corporate guarantees	28,418	11,041	157%

	$2,426,977	$551,293	340%

Losses Charged to Reserves and Credit-Sensitive Retained Interests During the Period:
Net loan charge-offs	$606,265	$38,649	1,469%
Losses absorbed by credit-sensitive retained interests	923,311	81,014	1,040%
Representations and warranties	132,746	41,939	217%
Losses charged to corporate guarantees	1,377	1,431	(4%)

	$1,663,699	$163,033	920%

(1)
Excludes both loans held in SPEs where the beneficial interest holder of the securitized asset retains the credit risk relating to the loans and the allowance for loan losses.

(2)
Excludes $2,471.4 million and $1,233.0 million, at March 31, 2008 and 2007, respectively, of loans that we have the option (but not the obligation) to repurchase but have not exercised that option. These loans are required to be included on our balance sheet. Also excluded are nonaccrual loans held for sale that are carried on the consolidated balance sheet at the lower of cost or estimated fair value and government guaranteed loans held for investment, as follows:

	March 31,
	2008	2007
	(in thousands)
Loans held for sale	$375,298	$479,527
Government guaranteed loans, held for investment	340,364	307,895

	$715,662	$787,422

(3)
The provision for credit losses is comprised of:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Provision for loan losses before pool mortgage insurance recoveries	$1,558,078	$175,963
Provision for losses on unfunded commitments	27,451	5,655
Change in estimate of amounts recoverable from pool mortgage insurance	(56,726)	(24,001)

	$1,528,803	$157,617

  Liquidity and Capital

        During the second half of 2007, our access to capital was severely challenged when the non-agency segments of the secondary mortgage market and the commercial paper, medium-term notes and repurchase agreements segments of the public corporate debt markets were severely restricted by illiquidity, particularly for mortgage companies and other financial institutions. These conditions have not abated through the date of this Report.

        In response to the disruption in the second half of 2007, we accelerated the integration of our mortgage banking activities into our bank subsidiary which has access to stable, non-capital markets based funding; significantly changed our underwriting standards to focus the majority of our loan production on loans that are available for direct sale or securitization into programs sponsored by the government-sponsored agencies; issued $2.0 billion of 7.25% convertible cumulative preferred stock; borrowed $11.5 billion from our unsecured revolving credit facilities; and modified our funding structure to that of a thrift holding company. Because of the adjustments we made to our operations, as of March 31, 2008, we maintained excess borrowing capacity totaling $27.7 billion from sources we judge to be reliable. On a pro forma basis giving effect to the ratings action taken by Standard & Poor's on May 2, 2008, discussed below, excess borrowing capacity would have been $17.3 billion as of March 31, 2008.

        On May 2, 2008, Standard & Poor's announced a downgrade of the debt ratings for all Countrywide entities (CFC, CHL and Countrywide Bank), including downgrades of CFC and CHL's long-term ratings from BBB+ to BB+, a non-investment grade rating. The downgrades were in connection with the disclosure by Bank of America related to their expected treatment of CFC's debt following the planned merger. After the Standard & Poor's rating action, Moody's issued a comment reaffirming Countrywide's ratings and its Review for Upgrade status and on May 5, 2008, Fitch Ratings changed its ratings outlook for Countrywide from Rating Watch Positive to Rating Watch Evolving, also due to this disclosure.

        Because of Standard & Poor's downgrade of our debt ratings below investment grade, one of our on-balance sheet financing facilities, Park Monaco, with a capacity of $10.4 billion will no longer be available to us. The primary purpose of this facility was to provide contingent liquidity. We repaid $244 million outstanding under Park Monaco and we terminated this facility on May 9, 2008. Our liquidity planning provides for several contingencies, including the loss of availability of Park Monaco.

  Merger with Bank of America Corporation

        As more fully detailed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and the Registration Statement on Form S-4 of Bank of America filed on February 12, 2008, as amended by Amendment No. 1 filed on March 27, 2008 and Amendment No. 2 filed on April 30, 2008, we have entered into a Merger Agreement with Bank of America. The Merger Agreement provides for Countrywide to merge with and into a wholly-owned merger subsidiary of Bank of America ("Merger Sub"), with Merger Sub continuing as the surviving company.

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

Critical Accounting Policies

        The accounting policies with the greatest impact on our financial condition and results of operations that require the most judgment, and which are most likely to result in materially different amounts being recorded under different conditions or using different assumptions, pertain to our measurement of provisions and reserves associated with credit risk inherent in our operations; our mortgage loan sale and securitization activities, including valuation of loans pending sale; our investments in MSRs and retained interests and our use of derivatives to manage interest rate risk, including the valuation of interest rate lock commitments. A discussion of the critical accounting policies related to these activities is included in our 2007 Annual Report.

        Effective January 1, 2008, we adopted SEC Staff Accounting Bulletin No. 109 ("SAB 109"). SAB 109 supersedes Staff Accounting Bulletin No. 105 ("SAB 105"), Application of Accounting Principles to Loan Commitments. SAB 109 changed the requirements of SAB 105 to require that the expected net future cash flows related to the servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance is effective on a prospective basis to derivative loan commitments issued or modified after December 31, 2007. The effect of this guidance on Countrywide is for us to recognize higher estimated fair values of our interest rate lock commitments when the commitments are made, effectively changing the timing of revenue recognition to the time a derivative loan commitment is issued. Before adoption of SAB 109, revenue was recognized upon transfer of the loans in transactions that met the accounting requirements for sale accounting. The effect of adoption of SAB 109 was to increase gain on sale of loans and securities by $357.7 million. This amount represents the revenue recognized at the time the loan commitment was issued that is included in the value of our interest rate lock commitments or Mortgage Loan Inventory at March 31, 2008.

        For loan commitments issued after December 31, 2007, the Company estimates the fair value of an IRLC based on the estimated fair value of the underlying mortgage loan less the commitment price adjusted for the probability that the mortgage loan will fund within the terms of the IRLC. The Company generally estimates the fair value of the underlying loan based on quoted market prices for securities backed by similar types of loans together with estimated servicing value adjusted for the estimated costs and profit margin associated with securitization. The estimated probability of mortgage loan funding is based on the Company's historical experience and is adjusted to reflect the risk of variability in such probability using an option pricing model. If quoted market prices for relevant securities are not available, fair value is estimated based on other relevant factors, including dealer price quotations, prices available for similar securities, and valuation models intended to approximate the amounts that would be received from a third party.

        As detailed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies of our 2007 Annual Report, many of our key accounting policies rely on estimates of value. The estimates for those items identified in that Section of the 2007 Annual Report all fall in Level 3 of the fair value hierarchy. Accordingly, many of our estimates of the fair value amounts included in our financial statements depend on significant assumptions that are difficult to observe or derive from marketplace data.

        Changes in significant assumptions underlying our estimates can have a significant effect on the values we have recorded. Following is an illustration of the effect of a change in key assumptions—where applicable to the specific instrument types—on our estimates of value of these items as of March 31, 2008:

			Investments in Other Financial Instruments
	Mortgage Loans Held for Sale	Trading Securities	Investment Securities	Retained Interests	IRLCs, Net	Mortgage Servicing Rights
	(in thousands)
Assets:
Level 3 balances at March 31, 2008:	$2,411,044	$1,346,992	$14,658,098	$1,853,177	$216,105	$17,154,574

Weighted-average rate(1) or OAS:
Effect of 20% adverse change	$(113,940)	$(53,962)	$(376,329)	$(124,863)	—	$(603,465)
Effect of 20% favorable change	$132,713	$82,956	$398,038	$157,388	—	$660,554
Weighted-average prepayment speed:
Effect of 20% adverse change	—	$(84,316)	$(270,620)	$(119,908)	—	$(1,629,408)
Effect of 20% favorable change	—	$106,419	$179,329	$158,144	—	$2,065,131
Weighted-average net lifetime credit losses:
Effect of 20% adverse change	—	—	—	$(138,698)	—	$(73,489)
Effect of 20% favorable change	—	—	—	$249,697	—	$60,127
Weighted-average funding ratio:
Effect of 20% adverse change	—	—	—	—	$(43,221)	—
Effect of 20% favorable change	—	—	—	—	$43,221	—

Asset-backed Secured Financings
(in thousands)
Liabilities:
Level 3 balances at March 31, 2008:	$1,692,472

Weighted-average rate(1)
Effect of 20% adverse change	$(69,825)
Effect of 20% favorable change	$64,098

(1)
Includes discount rate or Market Spread.

        The sensitivities shown are solely for illustrative purposes and should be used with caution. This information is furnished to provide the reader with a basis for assessing the sensitivity of the values presented to changes in key assumptions. Certain key assumptions are common to several of the financial statement items that are measured at their estimated fair value. While the qualitative nature of the assumption may be the same, the assumptions vary by specific instrument and do not necessarily change at the same rate. A 20% change in an assumption for one of the financial statement items does not necessarily imply that assumption would also change in the same direction or by the same amount for other items. As the figures indicate, changes in fair value based on a given percentage variation in individual assumptions generally cannot be extrapolated. In the preceding table, the effect of a variation in a particular assumption on the fair value of the item is calculated without changing any other assumption. In reality, changes in one factor may coincide with changes in another, which could compound or counteract the sensitivities.

Results of Operations Comparison—Quarters Ended March 31, 2008 and 2007

  Consolidated Results of Operations

        We recorded a net loss for the quarter ended March 31, 2008 of $893.1 million, as compared to net earnings of $434.0 million in the year-ago period. Our diluted loss per share was $1.60 compared to diluted earnings per share of $0.72 in the year-ago period.

        Pre-tax (loss) earnings by segment are summarized below:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Mortgage Banking:
Loan Production	$232,375	$170,654
Loan Servicing	(817,546)	(100,306)
Loan Closing Services	33,175	29,956

Total Mortgage Banking	(551,996)	100,304

Banking	(960,371)	288,094
Capital Markets	997	132,208
Insurance	35,501	179,658
Global Operations	10,979	4,006
Other(1)	(27,337)	(3,475)

Total	$(1,492,227)	$700,795

(1)
Includes restructuring charges of $14.6 million during the quarter ended March 31, 2008. The pre-tax (loss) earnings of each segment includes intercompany transactions, which are eliminated in the "other" category.

        The Mortgage Banking Segment incurred a pre-tax loss of $552.0 million, a decline of $652.3 million from the year-ago period. This change was largely attributable to increases in credit-related charges of $852.2 million in the Loan Servicing Sector combined with reduced loan sales in the Loan Production Sector, partially offset by a $357.7 million positive impact on gain on sale due to the adoption of the SEC's Staff Accounting Bulletin No. 109 in the first quarter of 2008.

        The Banking Segment incurred a pre-tax loss of $960.4 million in the first quarter of 2008, a $1,248.5 million decline from the year-ago period, largely due to an increase in the provision for credit losses of $1,186.1 million.

        The Capital Markets Segment was negatively affected by the continued disruption in the capital markets and declines in the value of non-agency securities and loans. As a result, the Capital Markets Segment reported pre-tax earnings of $1.0 million during the quarter ended March 31, 2008, a decline of $131.2 million from the year-ago period.

        The Insurance Segment was negatively affected by an increase in the provision for mortgage reinsurance claims arising from a worsening housing market and resulting higher actual and projected default rates. For the quarter ended March 31, 2008, the provision for mortgage reinsurance claims was $235.9 million, an increase of $295.8 million from the year-ago quarter. Partially offsetting this decline is increased profitability in Balboa Life and Casualty of $124.8 million from the first quarter of 2007 to the first quarter of 2008.

Operating Segment Results

        Total loan production by segment and product, net of intercompany sales, is summarized below:

	Quarters Ended March 31,
	2008	2007
	(in millions)
Segment:
Mortgage Banking	$67,370	$110,567
Banking Operations	5,640	2,568
Capital Markets—Conduit acquisitions from nonaffiliates	3	1,829

Total Residential Mortgage Loan Fundings	73,013	114,964
Commercial Real Estate	76	2,011

	$73,089	$116,975

Product:
Prime Mortgage	$70,792	$96,544
Prime Home Equity	2,221	10,539
Nonprime Mortgage	—	7,881
Commercial Real Estate	76	2,011

	$73,089	$116,975

        Our total loan production was $73.1 billion during the quarter ended March 31, 2008, as compared to $117.0 billion in the year-ago period. Loan production decreased due to an estimated 31% decline in the total mortgage market from the year-ago period and a decrease in our market share from 15.4% to 14.0% (based on our internal market estimates), primarily in our Wholesale Lending Channel and Correspondent Lending Channel. The mortgage market declined from the year-ago period largely as a result of an industry-wide tightening of underwriting and loan program guidelines made in response to increased marketplace concerns about mortgage loan performance, and as a result of a weakening housing market. The tightening of underwriting and loan program guidelines included reductions in the availability of reduced documentation loans and loans on investor-owned properties and a reduction in the maximum loan-to-value or combined loan-to-value ratios. We discontinued production of Nonprime Mortgage loans in late 2007.

        The following table summarizes loan production by purpose and by interest rate type:

	Quarters Ended March 31,
	2008	2007
	(in millions)
Purpose:
Non-purchase	$52,344	$72,601
Purchase	20,745	44,374

	$73,089	$116,975

Interest Rate Type:
Fixed	$60,861	$75,695
Adjustable	12,228	41,280

	$73,089	$116,975

Mortgage Banking Segment

        The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors.

  Loan Production Sector

        The Loan Production Sector sources mortgage loans through our three production channels—the Retail Channel (Consumer Markets and Full Spectrum Lending), Wholesale Lending Channel and Correspondent Lending Channel of Countrywide Bank, FSB ("Countrywide Bank" or the "Bank"). As a result of the market disruption that began in late 2007, we decided to accelerate our plans to migrate virtually all of our loan production from CHL into the Bank, which has greater access to sources of liquidity. Effective January 1, 2008, our production channels had moved into the Bank. During the quarter ended March 31, 2008, 96% of the loans funded in the Mortgage Banking Segment were funded through the Bank compared to 37% during the year-ago period. The mortgage loan production, the related balance sheet and the income relating to the holding and sale of these loans are included in our Mortgage Banking Segment regardless of whether the activity occurred in CHL or Countrywide Bank.

        The following table summarizes Mortgage Banking loan production by channel, by mortgage loan type, by purpose and by interest rate type:

	Quarters Ended March 31,
	2008	2007
	(in millions)
Channel:
Originated:
Retail:
Consumer Markets	$22,341	$29,382
Full Spectrum Lending	5,678	9,602

	28,019	38,984
Wholesale Lending	8,719	22,176

Total originated	36,738	61,160
Purchased—Correspondent Lending	30,632	49,407

	$67,370	$110,567

Mortgage Loan Type:
Prime Mortgage	$66,322	$93,833
Prime Home Equity	1,048	9,234
Nonprime Mortgage	—	7,500

	$67,370	$110,567

Purpose:
Non-purchase	$48,171	$68,692
Purchase	19,199	41,875

	$67,370	$110,567

Interest Rate Type:
Fixed	$59,986	$72,516
Adjustable	7,384	38,051

	$67,370	$110,567

        The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarters Ended March 31,
	2008		2007
	Amount	Percentage of Loan Production Volume	Amount	Percentage of Loan Production Volume
	(dollar amounts in thousands)
Revenues:
Prime Mortgage	$1,221,369		$989,956
Nonprime Mortgage	(106,180)		(2,744)
Prime Home Equity	(10,871)		176,931

Total revenues	1,104,318	1.64%	1,164,143	1.05%

Expenses:
Compensation	510,820	0.76%	535,380	0.48%
Other operating	246,218	0.37%	320,322	0.29%
Allocated corporate	114,905	0.17%	137,787	0.13%

Total expenses	871,943	1.30%	993,489	0.90%

Pre-tax earnings	$232,375	0.34%	$170,654	0.15%

Total Mortgage Banking loan production	$67,370,000		$110,567,000

        Revenues decreased from the year-ago period driven primarily by a $47.2 billion decrease in the volume of loans sold, partially offset by an increase in margins on Prime Mortgage Loans caused in part by the change in accounting for loan origination costs and fees discussed below. In the quarter ended March 31, 2008, $61.4 billion of mortgage loans, or 91% of Mortgage Banking loan production, was sold compared to $108.6 billion, or 98% of Mortgage Banking loan production in the quarter ended March 31, 2007. In addition, the Company's adoption of SAB 109 aided profitability in the quarter ended March 31, 2008 by $357.7 million. The adoption of this guidance results in revenue being recorded upon initial recognition of derivative interest rate lock commitments. In prior periods, revenue was recorded at the time of the sale of loans.

        Expenses decreased from the prior year driven primarily by a reduction in variable compensation expenses that resulted from the decline in the volume of loans produced, partially offset by a reduction in the amount of origination expenses deferred. Effective January 1, 2008, we adopted SFAS 159 and elected to account for the majority of our loans held for sale at estimated fair value. Because of this election, origination costs and fees are recorded in earnings as incurred instead of being deferred. Significant adjustments have been made to our infrastructure and staffing levels as appropriate for a smaller origination market.

        Following is a summary of our loan origination channels' sales organizations:

	March 31,
	2008			2007
		Facilities			Facilities
	Sales Force	Branches	Call Centers	Sales Force	Branches	Call Centers
Channel:
Retail:
Consumer Markets	8,446	638	5	9,126	769	5
Full Spectrum Lending	2,262	93	4	6,233	224	10

	10,708	731	9	15,359	993	15
Wholesale Lending	552	39	—	1,410	52	—
Correspondent Lending	114	—	—	182	—	—

	11,374	770	9	16,951	1,045	15

        The following table summarizes the number of people included in the Loan Production Sector workforce:

	March 31,
	2008	2007
Sales	11,374	16,951
Operations:
Regular employees	7,114	10,126
Temporary staff	673	1,407

	7,787	11,533
Administration and support	3,139	3,365

Total Loan Production Sector workforce	22,300	31,849

  Loan Servicing Sector

        The results of our Loan Servicing Sector include fees and other income earned and expenses incurred for servicing loans for others; the financial performance of our investments in MSRs, retained interests, the Mortgage Banking Segment's portfolio of loans held for investment and the risk management activities related to these assets; and profits from our subservicing activities. The long-term performance of this sector is affected primarily by the level and direction of interest rates, the level of projected and actual prepayments in our servicing portfolio, projected and actual credit losses, our operational effectiveness and our ability to manage interest-rate and credit-spread risk.

        Our servicing portfolio grew to $1.5 trillion at March 31, 2008, a 10% increase from the year-ago period. At the same time, the overall weighted-average note rate of loans in our servicing portfolio remained unchanged at 6.5%.

        The following table summarizes the pre-tax results of operations for the Loan Servicing Sector:

	Quarters Ended March 31,
	2008		2007
	Amount	Percentage of Average Servicing Portfolio(4)	Amount	Percentage of Average Servicing Portfolio(4)
	(dollar amounts in thousands)
Servicing fees, net of guarantee fees	$1,174,406	0.320%	$1,079,980	0.328%
Escrow balance income	68,598	0.018%	203,820	0.062%
Miscellaneous fees	168,010	0.046%	208,839	0.063%
Income from retained interests	98,369	0.027%	147,544	0.045%
Realization of expected cash flows from mortgage servicing rights	(753,626)	(0.205%)	(799,882)	(0.243%)

Operating revenues	755,757	0.206%	840,301	0.255%

Direct expenses	268,467	0.073%	178,694	0.054%
Allocated corporate expenses	24,068	0.007%	22,066	0.007%

Total expenses	292,535	0.080%	200,760	0.061%

Operating earnings	463,222	0.126%	639,541	0.194%
Change in fair value of mortgage servicing rights(1)	(1,558,309)	(0.424%)	(8,839)	(0.003%)
Servicing Hedge gain (loss)(1)(2)	1,667,107	0.454%	(161,438)	(0.048%)

Valuation changes, net of Servicing Hedge	108,798	0.030%	(170,277)	(0.051%)

Interest expense	(129,896)	(0.036%)	(213,006)	(0.065%)

Loan Servicing Sector earnings before credit charges	442,124	0.120%	256,258	0.078%

Credit charges:
Adjustment to representations and warranty liability	(404,173)	(0.110%)	(31,213)	(0.009%)
Impairment of credit-sensitive retained interests, net of hedge	(444,487)	(0.121%)	(317,853)	(0.097%)
Provision for loan losses	(208,875)	(0.057%)	(7,498)	(0.002%)
Change in fair value of senior and mezzanine securities(3)	(202,135)	(0.055%)	—	0.000%

Credit charges	(1,259,670)	(0.343%)	(356,564)	(0.108%)

Pre-tax loss	$(817,546)	(0.223%)	$(100,306)	(0.030%)

Average servicing portfolio	$1,468,544,000		$1,316,260,000

(1)
Includes other non credit-sensitive retained interests, predominately interest-only securities.

(2)
For 2008, consists of Servicing Hedge gains of $2.0 billion and an inter-sector Position allocation of $340.5 million.

(3)
These securities were retained in securitizations as a result of the market disruption in 2007. They are backed by Nonprime, Home Equity and non-conforming prime loans.

(4)
Annualized.

        The Loan Servicing Sector pre-tax loss was $817.5 million during the quarter ended March 31, 2008 compared to a loss of $100.3 million in the year-ago period. The decline in profitability is due primarily to higher credit charges in the quarter ended March 31, 2008 driven by increased levels of mortgage delinquencies, defaults and loss severity levels, as well as downward revisions in expectations of future home prices compared to prior quarters. A decrease in income from escrow balances caused by lower earnings rates due to lower short-term interest rates in the 2008 quarter also contributed to the increase in the pre-tax loss. These declines were partially offset by improvement in the MSR valuation changes, net of the Servicing Hedge. The decline in interest rates during the current period resulted in a decline in the value of the MSRs and gains in the Servicing Hedge. However, the MSR valuation was positively impacted by slower current and expected prepayment speeds resulting from the market disruption in late 2007. These factors produced a gain of $108.8 million in valuation changes, net of the Servicing Hedge in the current period compared to an expense of $170.3 million in the year-ago period.

  Loan Closing Services Sector

        This sector is comprised of the LandSafe companies, which provide credit reports, flood determinations, appraisals and title reports primarily to the Loan Production Sector and to third parties as well.

        The LandSafe companies produced $33.2 million in pre-tax earnings during the quarter ended March 31, 2008, representing an increase of $3.2 million, or 11%, from the year-ago period.

        During the quarter ended March 31, 2008, Fannie Mae and Freddie Mac announced a change in their policies governing acceptable appraisal practices for loans they purchase from mortgage lenders. The revised standards, which are effective for loans originated beginning on January 1, 2009, will prohibit Countrywide from using in-house appraisal staff from conducting initial appraisals and prohibit use by the Company of appraisal management companies it owns or controls. The effect of this policy will preclude LandSafe from providing appraisal services in support of the Company's loan production activities. Currently, approximately 44% of LandSafe's revenues come from property appraisals made in support of loan originations. While we have not developed specific plans on adapting our operations to these new policies, we have concluded that this change in the policies of the GSEs will not have a significant effect on our consolidated results of operations.

Banking Segment

        The Banking Segment includes Banking Operations—primarily the investment and fee-based activities of Countrywide Bank—along with the activities of Countrywide Warehouse Lending ("CWL"). Banking Operations invests in mortgage loans sourced from the Loan Production Sector, and to a lesser extent, loans and mortgage-backed securities purchased from nonaffiliates. CWL provides other mortgage lenders with temporary financing secured by mortgage loans. The Banking Segment incurred a pre-tax loss of $960.4 million during the quarter ended March 31, 2008, compared to pre-tax earnings of $288.1 million during the year-ago period.

        Following is the composition of pre-tax results:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Banking Operations	$(925,225)	$294,073
CWL	(1,551)	9,844
Allocated corporate expenses	(33,595)	(15,823)

Total Banking Segment pre-tax (loss) earnings	$(960,371)	$288,094

        The revenues and expenses of Banking Operations are summarized in the following table:

	Quarters Ended March 31,
	2008	2007
	(dollar amounts in thousands)
Interest income	$1,805,273	$1,388,263
Interest expense	(1,171,818)	(891,523)

Net interest income	633,455	496,740
Provision for credit losses(1)	(1,315,859)	(129,217)

Net interest income after provision for credit losses	(682,404)	367,523
Non-interest income	6,292	40,734
Non-interest expense:
Mortgage insurance expense	(27,227)	(19,394)
Other non-interest expense	(221,886)	(94,790)

Pre-tax (loss) earnings	$(925,225)	$294,073

Efficiency ratio(2)	43%	22%
After-tax return on average assets	(1.93%)	0.88%

(1)
Includes provision for loan losses and provision for losses on unfunded loan commitments.

(2)
Non-interest expense, including mortgage insurance expense but excluding allocated corporate expenses, divided by the sum of net interest income plus non-interest income. The Banking Operations' efficiency ratio reflects the expense structure resulting from its relationship with Countrywide Home Loans, which has diminished with the incorporation of the production channels into the Bank effective January 1, 2008.

        Banking Operations incurred a pre-tax loss of $925.2 million during the quarter ended March 31, 2008, a decrease of $1,219.3 million from pre-tax earnings of $294.1 million for the year-ago period. This decrease resulted primarily from a higher provision for credit losses and an increase in non-interest expense, partially offset by an increase in net interest income. The Banking Operations' provision for credit losses increased by $1.2 billion during the quarter ended March 31, 2008 compared to the year-ago period. The increase in the provision for credit losses was primarily due to increased losses inherent in the loan portfolio, resulting from increased levels of mortgage delinquencies, defaults and loss severities along with downward revisions in expectations of home prices relative to prior quarters. The provision for credit losses and the related allowance for credit losses is affected by many factors, including economic conditions (for example, housing prices, interest rates and unemployment rates), borrower credit profiles, delinquency and loan seasoning and prepayments. Non-interest expense increased $134.9 million, primarily due to increases in loan fulfillment costs charged to Banking Operations and to losses on foreclosed real estate.

        The components of net interest income of Banking Operations are summarized below:

	Quarters Ended March 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate	Average Balance	Interest Income/ Expense	Annualized Yield/ Rate
	(dollar amounts in thousands)
Interest-earning assets:
Loans(1)	$87,649,542	$1,487,213	6.79%	$70,874,082	$1,265,364	7.16%
Securities available for sale(2)	17,035,693	239,485	5.62%	7,574,841	101,450	5.36%
Short-term investments	4,947,850	46,690	3.80%	53,410	913	6.93%
FHLB securities and FRB stock	2,137,638	31,885	6.00%	1,409,383	20,536	5.90%

Total earning assets	111,770,723	1,805,273	6.47%	79,911,716	1,388,263	6.97%
Allowance for loan losses	(1,602,168)			(245,454)
Other assets	3,029,683			3,207,537

Total assets	$113,198,238			$82,873,799

Interest-bearing liabilities:
Money market deposits and savings accounts	$13,367,321	133,583	4.02%	$10,676,624	136,174	5.17%
Company-administered custodial deposits(3)	10,979,981	90,496	3.31%	15,588,390	198,412	5.16%
Time deposits	37,228,475	471,218	5.09%	29,328,133	369,146	5.10%

Total interest-bearing deposits.	61,575,777	695,297	4.54%	55,593,147	703,732	5.13%
Borrowings	38,870,090	476,521	4.93%	17,681,984	187,791	4.31%

Total interest-bearing liabilities	100,445,867	1,171,818	4.69%	73,275,131	891,523	4.93%
Non interest-bearing liabilities and equity:
Checking accounts	3,479,228			1,769,720
Other liabilities	876,225			2,856,520
Shareholder's equity	8,396,918			4,972,428

Total non interest-bearing liabilities and equity	12,752,371			9,598,668

Total liabilities and shareholder's equity	$113,198,238			$82,873,799

Net interest income		$633,455			$496,740

Net interest spread(4)			1.78%			2.04%
Net interest margin(5)			2.25%			2.45%

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

	Quarter Ended March 31, 2008 vs. March 31, 2007
	Increase (Decrease) Due to
	Volume	Rate	Total Changes
	(in thousands)
Interest-earning assets:
Loans	$290,500	$(68,651)	$221,849
Securities available for sale	132,760	5,275	138,035
Short-term investments	46,368	(591)	45,777
FHLB securities and FRB stock	11,687	(338)	11,349

Total interest income	$481,315	$(64,305)	$417,010

Interest-bearing liabilities:
Money market deposits and savings accounts	$(30,322)	$32,913	$2,591
Company-administered custodial deposits	49,226	58,690	107,916
Time deposits	(99,987)	(2,085)	(102,072)

Total deposits	(81,083)	89,518	8,435
Total borrowings	(255,791)	(32,939)	(288,730)

Total interest expense	(336,874)	56,579	(280,295)

Net interest income	$144,441	$(7,726)	$136,715

        The increase in net interest income was primarily due to a $31.9 billion, or 40% increase in average interest-earning assets offset by a 20 basis point decrease in net interest margin. The decrease in the net interest margin was primarily a result of the negative effect on our yields from interest reversals on nonaccrual loans combined with relative increases in the rates offered on deposit accounts.

        Banking Operations balance sheets are as follows:

	March 31, 2008		December 31, 2007
	Amount	Rate	Amount	Rate
	(dollar amounts in thousands)
Assets
Short-term investments	$4,004,747	3.00%	$3,770,100	4.74%
Loans, net of allowance for loan losses of $3,005,345 and $2,141,247, respectively	84,774,353	7.19%	85,431,706	7.55%
Securities available for sale	14,818,166	5.62%	17,730,604	5.41%
FHLB securities and FRB stock	2,096,434	6.00%	2,170,683	6.00%

Total interest-earning assets	105,693,700	6.79%	109,103,093	7.08%
Other assets	4,496,462		3,953,630

Total assets	$110,190,162		$113,056,723

Liabilities and Equity
Deposits:(1)
Customer	$50,844,002	4.66%	$48,057,474	5.15%
Company-administered escrow deposit accounts	10,138,657	3.12%	9,604,446	4.76%
Borrowings	36,729,232	4.73%	42,569,657	4.82%

Total interest-bearing liabilities	97,711,891	4.52%	100,231,577	4.98%
Non-interest bearing deposits:
Company-administered escrow deposit accounts	2,648,724		2,986,955
Other	634,173		535,526
Other liabilities	1,095,663		944,699
Shareholder's equity	8,099,711		8,357,966

Total liabilities and equity	$110,190,162		$113,056,723

Primary spread(2)		2.27%		2.10%
Nonaccrual loans	$4,083,061		$2,884,067

(1)
Includes inter-company deposits.

(2)
Calculated as the yield on total interest-earning assets less the cost of total interest-bearing liabilities.

        The Banking Segment also includes the operations of CWL. CWL's pre-tax results declined by $11.4 million during the quarter ended March 31, 2008 in comparison to the year-ago period. This decline was largely due to a 67% decrease in average mortgage warehouse advances, which resulted primarily from a decrease in overall market funding activity, product restrictions and a reduction in the number of mortgage lending customers. Warehouse lending advances were $1.1 billion at March 31, 2008 and had an average yield of 4.8% during the quarter ended March 31, 2008.

Capital Markets Segment

        Our Capital Markets Segment recorded pre-tax earnings of $1.0 million during the quarter ended March 31, 2008, a decrease of $131.2 million from the year-ago period.

        The market dislocation that began in the third quarter of 2007 and has persisted through the date of this Report caused significant disruption to the activities of our Capital Markets Segment. Specifically, the markets in which this segment operates became illiquid and the availability of financing for certain of the segment's activities was severely reduced. As a result, we curtailed Capital Markets business activities.

        The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Revenues:
Conduit	$43,872	$68,818
Commercial real estate	41,509	48,232
Underwriting	12,441	67,388
Brokering	10,151	12,377
Securities trading	(24,911)	34,764
Other	(1,617)	29,077

Total revenues	81,445	260,656
Expenses:
Operating expenses	76,413	121,985
Allocated corporate expenses	4,035	6,463

Total expenses	80,448	128,448

Pre-tax earnings	$997	$132,208

        During the quarter ended March 31, 2008, conduit revenues decreased compared to the year-ago period due to a reduction in volume of loans sold. Conduit revenues were aided in the first quarter of 2008 by income in the amount of $37.9 million, which partially reversed losses recorded in the latter part of 2007 on previously securitized loans that qualified for sale accounting in the current quarter.

        During the quarter ended March 31, 2008, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $41.5 million compared to $48.2 million in the year-ago period. The decrease in revenue was due primarily to a decrease in the volume of loans sold partially offset by hedging gains, including $33.9 million of credit default swap gains. From late 2007 our commercial real estate lending activities were substantially curtailed because of the loss of available outside financing and disruptions in the securities market for commercial mortgage-backed securities.

        During the quarter ended March 31, 2008, both our securities trading and underwriting revenues were negatively impacted by the continued disruption in the capital markets and declines in the value of non-agency securities and loans resulting from credit spread widening partially offset by gains on credit default swaps related to our trading portfolio.

        The following table shows the composition of Countrywide Securities Corporation ("CSC") securities trading volume, which includes intersegment trades with the Mortgage Banking Segment, by instrument:

	Quarters Ended March 31,
	2008	2007
	(in millions)
Mortgage-backed securities	$686,041	$560,269
Asset-backed securities	390	33,641
Other	15,748	38,703

Subtotal(1)	702,179	632,613
U.S. Treasury securities	225,584	365,329

Total securities trading volume	$927,763	$997,942

(1)
Approximately 10% and 14% of the segment's non-U.S. Treasury securities trading volume was with CFC affiliates during the quarter ended March 31, 2008 and 2007, respectively.

Insurance Segment

        The Insurance Segment's pre-tax earnings decreased by $144.2 million over the year-ago period to $35.5 million during the quarter ended March 31, 2008. The following table shows pre-tax earnings by component:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Balboa Reinsurance Company	$(136,140)	$131,123
Balboa Life & Casualty(1)	181,444	56,612
Allocated corporate expenses	(9,803)	(8,077)

Total Insurance Segment pre-tax earnings	$35,501	$179,658

(1)
Includes the Balboa Insurance Group and Countrywide Insurance Services.

        The following table shows net insurance premiums earned:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Balboa Reinsurance Company	$89,975	$63,260
Balboa Life & Casualty	398,854	270,917

Total net insurance premiums earned	$488,829	$334,177

        The following table shows insurance claim expenses:

	Quarters Ended March 31,
	2008		2007
	Amount	As Percentage of Net Earned Premiums	Amount	As Percentage of Net Earned Premiums
	(dollar amounts in thousands)
Balboa Reinsurance Company	$235,937	262%	$(59,835)	N/M
Balboa Life & Casualty	119,714	30%	117,140	43%

Total insurance claim expenses	$355,651		$57,305

        Our mortgage reinsurance business's pre-tax loss totaled $136.1 million, a decline in results of $267.3 million from the year-ago period, driven by a $295.8 million increase in mortgage reinsurance claims provision during the quarter ended March 31, 2008, as compared to the year-ago period. The increase in the provision for mortgage reinsurance claims is due to increased projection for future claims payments, driven primarily by a worsening housing market and resulting higher actual and projected default rates. The year-ago period included a $74.0 million reversal of loss reserves related to the 2003 books of business, on which negligible remaining loss exposure was deemed to exist in the first quarter of 2007.

        During the first quarter of 2008, Freddie Mac announced a temporary change to its private mortgage insurer requirements. Effective for loans funded on or after June 1, 2008, Freddie Mac-approved private mortgage insurers may not cede new risk if the gross risk or gross premium ceded to captive mortgage companies, such as Balboa Reinsurance Company, is greater than 25%. Because the companies for which Balboa Reinsurance Company provides reinsured mortgage insurance are all Freddie Mac-approved private mortgage insurers, this temporary policy change will have a direct impact on all of our reinsurance business.

        Presently, private mortgage insurers cede on average 38% of their premiums to us. Therefore, while Freddie Mac's temporary policy change is in effect, Countrywide will not be able to underwrite the same level of risk or realize the same level of premium revenue on new business as it has in the past. The effect of this temporary change on the profitability of our reinsurance business has not yet been determined and will depend, in part, on the agreements we negotiate with the private mortgage insurance companies whose risk we reinsure during the coming months.

        Our Life and Casualty insurance business produced pre-tax earnings of $181.4 million, an increase of $124.8 million, from the year-ago period. The increase in earnings was primarily driven by a $127.9 million, or 47%, increase in net earned premiums during the quarter ended March 31, 2008 in comparison to the year-ago period while insurance claims expense only increased slightly. The increase in net earned premiums was primarily attributable to growth in lender-placed insurance. The small increase in insurance claim expenses was the result of growth in premiums partially offset by an improvement in claims loss experience and a decrease in catastrophe losses.

Global Operations Segment

        Global Operation's pre-tax earnings totaled $11.0 million during the quarter ended March 31, 2008, an increase of $7.0 million from the year-ago period. The increase in earnings was primarily due to continued offshore expansion efforts in India and the UK.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

  Gain on Sale of Loans and Securities

        Gain on sale of loans and securities is summarized below:

	Quarters Ended March 31,
	2008			2007
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	Margin(2)	Loans Sold	Amount	Margin(2)
	(dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$60,751,809	$1,167,990	1.92%	$92,879,139	$931,571	1.00%
Nonprime Mortgage Loans	3,281	(108,506)	N/M	7,890,022	(37,815)	N/M
Prime Home Equity Loans:
Initial sales	4,585	(28,360)	N/M	6,786,835	143,204	2.11%
Subsequent draws	657,228	14,420	2.19%	1,043,140	27,462	2.63%

	661,813	(13,940)	N/M	7,829,975	170,666	2.18%

Total Production Sector	61,416,903	1,045,544	1.70%	108,599,136	1,064,422	0.98%
Servicing Sector	—	(404,173)	N/M	—	(31,262)	N/M

	$61,416,903	641,371	1.04%	$108,599,136	1,033,160	0.95%

Capital Markets:
Conduit activities(1)	$1,850,481	36,723	1.98%	$7,434,385	57,283	0.77%
Underwriting	N/A	9,279	N/A	N/A	64,166	N/A
Commercial real estate	$161,529	31,708	N/M	$1,490,272	37,565	2.52%
Securities trading and other	N/A	(71,936)	N/A	N/A	30,782	N/A

		5,774			189,796
Inter-sector hedge allocation	N/A	(340,500)	N/A	N/A	—	N/A
Other	N/A	(17,334)	N/A	N/A	11,148	N/A

		$289,311			$1,234,104

(1)
Includes loans sourced from the Mortgage Banking Segment.

(2)
Gain on sale as a percentage of loans sold.

  Mortgage Banking Segment

        Mortgage Banking gain on sale decreased in the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, due primarily to lower sales and a higher provision expense applicable to estimated future representations and warranty claims.

  Loan Production Sector

        Gain on sale of Prime Mortgage Loans increased in the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, due primarily to the Company's adoption of SAB 109, which aided profitability in the quarter ended March 31, 2008 by $357.7 million. The adoption of this guidance results in revenue being recorded upon initial recognition of derivative interest rate lock commitments. Prior to adoption, revenue was recorded when the loans were sold. In addition, our election to account for the majority of our loans held for sale at estimated fair value effective January 1, 2008 positively impacted prime gain on sale margins. Because of this election, origination costs and fees are recorded in earnings as incurred instead of being deferred, which resulted in increased prime gain on sale margins of approximately $104 million. This amount is offset by higher production expenses. Increased gain on sale margins on Prime Mortgage Loans also contributed to the increase in gain on sale of Prime Mortgage Loans. These positive factors were partially offset by a 35% decline in the volume of loans sold.

        Loss on sale of Nonprime Mortgage Loans increased in the quarter ended March 31, 2008 as compared to the year-ago period due primarily to a decline in the volume of nonprime loans produced and sold because we discontinued production of Nonprime Mortgage Loans in late 2007. The loss in the quarter ended March 31, 2008 consisted primarily of valuation adjustments on nonprime loans held for sale due to lessened liquidity for non-agency loans and credit spread widening. These loans included $1.9 billion of loans that have previously been securitized but which did not qualify as sales in accordance with SFAS 140.

        Gain on sale of Prime Home Equity Loans decreased in the quarter ended March 31, 2008 as compared to the year-ago period due primarily to a decrease in sales of such loans.

  Loan Servicing Sector

        We estimate our liability for representations and warranties at the time of sale and update our estimates quarterly. At the time of sale, the liability incurred adjusts our gain on sale. Subsequent to sale, adjustments to our liability for representations and warranties are included in our Loan Servicing Sector. The expense applicable to estimated future representations and warranty claims increased to $456.4 million in the quarter ended March 31, 2008 from $41.7 million in the year-ago period. Of these amounts, $404.2 million and $31.3 million for the current quarter and the year-ago quarter, respectively, were adjustments made subsequent to sale and are included in the Loan Servicing Sector loss on sale of loans. The increase was primarily driven by worsening trends and expectations for delinquencies and home prices and the related increase in the projection of future defaults to which representation and warranty claims are correlated.

  Capital Markets Segment

        During the quarter ended March 31, 2008, conduit gain on sale decreased compared to the year-ago period due to a reduction in the volume of loans. Gain on sale was aided by income in the amount of $37.9 million, which partially reversed losses recorded in 2007 on previously securitized loans that qualified for sales accounting under SFAS 140 in the first quarter of 2008.

        During the quarter ended March 31, 2008, both our securities trading and underwriting revenues were negatively impacted by the continued disruption in the capital markets and declines in the value of non-agency securities and loans resulting from credit spread widening.

        During the quarter ended March 31, 2008, commercial real estate gain on sale was aided by $33.9 million gains on credit default swaps.

  Inter-sector Hedge Allocation

        As discussed in the section of this Report entitled Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk, during the quarter ended March 31, 2008 we managed in aggregate the changes in value of our Mortgage Banking assets arising from Market Spread risk, while maintaining separate portfolios of financial instruments to manage the interest rate risk inherent in our production and servicing assets. Accordingly, changes in the value of sector assets and the related hedge instruments (collectively the "Position") arising from changes in Market Spreads were allocated between Loan Production and Loan Servicing sectors. In the quarter ended March 31, 2008, Market Spreads declines in the value of the Loan Production Sector Position of $340.5 million were allocated to the Loan Servicing Sector.

  Net Interest Income and Provision for Loan Losses

        Net interest income is summarized below:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Net interest income (expense):
Banking Segment loans and securities	$634,576	$510,753
Mortgage Banking Segment:
Loans and securities	37,060	110,383
Loan Servicing Sector:
Net interest income on custodial balances	68,598	203,820
Interest expense, net	(128,236)	(228,524)
Capital Markets Segment securities inventory	61,992	24,480
Other	57,330	110,025

Net interest income	731,320	730,937
Provision for loan losses	(1,501,352)	(151,962)

Net interest (expense) income after provision for loan losses	$(770,032)	$578,975

        The increase in net interest income from the Banking Segment was attributable to growth in average interest-earning assets partially offset by a decrease in the net interest margin. Average interest-earning assets in the Banking Segment increased to $112.5 billion during the quarter ended March 31, 2008, an increase of $28.9 billion, or 35%, over the year-ago period. Net interest margin in the Banking Segment decreased to 2.24% during the quarter ended March 31, 2008, from 2.42% during the year-ago period primarily as a result of increasing levels of non accrual loans along with relative increases in deposit rates offered.

        The decrease in net interest income from the Mortgage Banking Segment loans and securities reflects a decrease in the balance of average interest-earning assets resulting from lower mortgage loan production, partially offset by an increase in net interest margin from the year-ago period. The Mortgage Banking Segment loan and securities inventory is financed in part with borrowings tied to short-term indices. During the current quarter the difference between long-term and short-term interest rates was more favorable than in the year-ago period, causing the increase in net interest margin.

        In the Loan Servicing Sector, interest income on custodial balances decreased from the prior year due to a reduction in the earnings rate along with a reduction in average balances, partially offset by a decrease in interest expense on paid-off loans resulting from a decrease in payoffs. Interest income on custodial balances is reduced by the interest we are required to pass through to security holders on paid-off loans, which was $67.5 million and $88.2 million during the quarters ended March 31, 2008 and 2007, respectively.

        Interest expense, net, included in the Loan Servicing Sector decreased primarily due to an increase in total Loan Servicing Sector assets partially offset by a reduction in rates and increased interest income on a larger mortgage loan investment portfolio in the Mortgage Banking Segment.

        The increase in net interest income from the Capital Markets Segment securities inventory is attributable to an increase in the net interest margin from 0.14% during the quarter ended March 31, 2007 to 0.62% during the quarter ended March 31, 2008, partially offset by a 43% decrease in the average inventory of securities held. Capital Markets' revenues from its securities trading activities consist of gain on sale and interest income. In a steep yield curve environment, net interest income will comprise a larger percentage of total securities trading revenue. As the yield curve flattens and inverts, the mix of revenues will shift toward gain on sale of securities. During the first quarter of 2008, the yield curve steepened, which resulted in a shift in trading revenues from gain on sale to interest income, which caused the increase in the net interest margin earned on the securities portfolio.

        The increase in the provision for loan losses was primarily due to increased losses inherent in the loan portfolio, resulting from increased levels of mortgage delinquencies, defaults and loss severities, as well as downward revisions in expectations of home prices relative to prior quarters.

  Loan Servicing Fees and Other Income from MSRs and Retained Interests

        Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Servicing fees, net of guarantee fees(1)	$1,150,860	$1,038,643
Income from retained interests	98,943	148,322
Late charges	107,175	90,273
Prepayment penalties	15,044	78,796
Ancillary fees	34,387	31,255

Total loan servicing fees and income from MSRs and retained interests	$1,406,409	$1,387,289

(1)
Includes contractually specified servicing fees.

        The increase in servicing fees, net of guarantee fees, was principally due to a 13% increase in the average servicing portfolio, partially offset by a decrease in the overall annualized net service fee earned from 0.336% of the average portfolio balance during the quarter ended March 31, 2007 to 0.328% during the quarter ended March 31, 2008.

        The decrease in income from retained interests was due primarily to a 21% decrease in the average investment in these assets from the quarter ended March 31, 2007 to the current quarter, combined with a reduction in the average yield on such instruments from 17% during the year-ago period to 15% during the current quarter. Income from retained interests excludes any impairment charges or recoveries, which are included in impairment of retained interests in the consolidated statement of operations. These investments include interest-only, principal-only, certain mortgage pass-through and residual securities that arise from the securitization of mortgage loans, primarily Nonprime Mortgage and Prime Home Equity Loans.

  Realization of Expected Cash Flows from Mortgage Servicing Rights

        The change in fair value of MSRs that is included in operations during the quarters ended March 31, 2008 and 2007 consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in fair value resulting from changes in interest rates and other market factors. The realization of expected cash flows from MSRs resulted in a value reduction of $753.6 million and $799.9 million during the quarters ended March 31, 2008 and 2007, respectively. This amount declined because of a decrease in the prepayment rate of loans in our MSR portfolio due to a worsening housing market and lesser credit availability in the mortgage market.

  Change in Fair Value of Mortgage Servicing Rights

        We recorded a decrease in the fair value of the MSRs in the quarter ended March 31, 2008 of $1,460.7 million, primarily as a result of decreasing mortgage rates which increased expected future prepayment speeds of our agency servicing portfolio. The impact of decreasing interest rates on expected future prepayments in other products was moderated by lower levels of housing turnover and lesser refinance activity due to weakening housing market conditions, reduced secondary market liquidity and significant tightening of available credit. We recorded an increase in the fair value of the MSRs in the quarter ended March 31, 2007 of $54.2 million, primarily as a result of the effect of a steepening yield curve during the quarter which lowered expected future prepayment speeds.

  Impairment of Retained Interests

        Impairment of retained interests is summarized below:

	Quarters Ended March 31,
	2008		2007
	Impairment	Asset Balance at Period End	Impairment	Asset Balance at Period End
	(in thousands)
Credit-sensitive retained interests	$441,287	$483,091	$365,553	$1,836,872
Non credit-sensitive retained interests	299,733	1,370,086	64,048	1,096,565

Impairment of retained interests	$741,020	$1,853,177	$429,601	$2,933,437

        In the quarter ended March 31, 2008, we recognized impairment of credit-sensitive retained interests of $441.3 million, including $347.1 million related to subordinated interests on Prime Home Equity securitizations and $66.5 million related to Nonprime and related residual interests. The impairment on Prime Home Equity securitizations consists of impairment of retained interests of $192.7 million and impairment losses of $154.4 million related to estimated future draw obligations on the securitizations that have entered or are probable to enter rapid amortization status. These impairment charges were primarily the result of the effect of increased estimates for future losses on the loans underlying these securities driven by weakening housing market conditions and significant tightening of available credit. The loss estimate, as measured by gross undiscounted losses embedded in the valuation of subordinated interests as a percentage of the unpaid principal balance of the loans underlying such interests, increased from 4.1% in the quarter ended March 31, 2007 to 14.4% in the quarter ended March 31, 2008.

        During the quarter ended March 31, 2007, impairment of credit-sensitive retained interests was due to increased loss estimates and higher investor yield requirements.

        In the quarter ended March 31, 2008, impairment of the non credit-sensitive retained interests was related to interest-only securities together with senior and mezzanine securities that we began retaining as a result of the market disruption during 2007. The impairment in the current quarter is due mainly to a decrease in the value of senior and mezzanine securities resulting from higher investor yield requirements for such securities combined with a reduction in the value of interest-only securities caused by increased prepayment speeds as a result of declining interest rates.

        During the quarter ended March 31, 2007, impairment of non credit-sensitive retained interests was due primarily to a decline in the value of interest-only securities resulting from increased market yield requirements.

  Servicing Hedge Gains/Losses

        The Servicing Hedge is designed to supplement the macro hedge and to offset a portion of the change in value of MSRs and retained interests recorded in the current quarter. The values of the derivatives and securities that are the primary components of the Servicing Hedge are tied to long-term mortgage, swap and Treasury rates. Overall, these rates decreased and volatility of these rates increased during the current period and as a result, the Servicing Hedge produced a gain of $2,004.4 million, including $423.4 million of time value decay of the options included in the Servicing Hedge (our "hedge cost").

        During the quarter ended March 31, 2007, rates decreased slightly. In addition, we supplemented the Servicing Hedge with credit default swaps to moderate a negative impact on earnings caused by credit spread-driven declines in fair value of our retained interests during the early part of 2007. During this period, credit spreads widened, resulting in a gain related to the credit default swaps. During the quarter ended March 31, 2007, the Servicing Hedge incurred a loss of $113.7 million, including $114.3 million of hedge cost and a $57.2 million gain related to credit default swaps.

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

  Net Insurance Premiums Earned

        The $154.7 million increase in net insurance premiums earned was primarily attributable to growth in lender-placed policies.

  Other Revenue

        Other revenue consists of the following:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Appraisal fees, net	$53,138	$40,135
Gain (loss) on sale of fixed and intangible assets(1)	34,664	(2,740)
Title services	21,479	14,353
Credit report fees, net	12,254	18,138
Writedown of securities classified as available for sale	(31,117)	—
Other	124,891	90,383

Total other revenue	$215,309	$160,269

(1)
Includes restructuring charges of $2.2 million related to fixed assets during the quarter ended March 31, 2008.

  Compensation Expenses

        Compensation expenses decreased $21.4 million, or 2%, during the quarter ended March 31, 2008 as compared to the year-ago period as summarized below:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Base salaries	$559,014	$573,752
Incentive bonus and commissions	334,232	446,943
Payroll taxes and other benefits(1)	185,099	223,975
Deferral of loan origination costs	(24,360)	(169,262)

Total compensation expenses	$1,053,985	$1,075,408

(1)
Includes restructuring charges of $3.3 million during the quarter ended March 31, 2008.

        Average workforce by segment is summarized below:

	Quarters Ended March 31,
	2008	2007
Mortgage Banking	33,183	40,583
Banking	2,679	1,968
Capital Markets	730	928
Insurance	2,628	2,049
Global Operations	4,845	2,872
Corporate Administration	6,293	6,819

Average workforce, including temporary staff	50,358	55,219

        Compensation expense reductions occurred in the Mortgage Banking and Capital Markets Segments, as well as in Corporate Administration.

  •
  In the Mortgage Banking Segment, compensation expenses decreased $144.8 million, or 17%, before deferral of loan origination costs. The decrease came from the Loan Production Sector, where compensation expenses decreased $182.8 million, or 26%, because of a 39% reduction in loan production partially offset by the change in channel mix toward retail lending which requires more Countrywide labor costs than Wholesale Lending or Correspondent Lending channels. This decrease was partially offset by an increase of $30.8 million in the Loan Servicing Sector due to costs incurred to address rising delinquencies.

  •
  In the Capital Markets Segment, compensation expense decreased by $38.6 million mainly due to a decrease in incentive compensation resulting from a decrease in this Segment's revenues.

  •
  In Corporate Administration, compensation expense reductions primarily related to reductions in stock-based compensation and pension expenses as well as to reduced staffing levels.

        Effective January 1, 2008, we adopted SFAS 159 and have elected to account for most of our mortgage loans originated or purchased for sale at their estimated fair value. Because of this election, fees and costs are recorded in earnings as incurred instead of being deferred. Accordingly, the deferral of loan origination costs declined by 86% from the prior period.

  Occupancy and Other Office Expenses

        Occupancy and other office expenses are summarized below:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Office and equipment rentals	$57,044	$66,398
Depreciation	55,983	57,311
Utilities	38,227	40,613
Postage and courier service	26,805	25,151
Office supplies	18,688	19,949
Dues and subscriptions	12,936	15,100
Repairs and maintenance	11,732	16,304
Other(1)	21,364	23,387

Total occupancy and other office expenses	$242,779	$264,213

(1)
Includes restructuring charges of $9.1 million during the quarter ended March 31, 2008.

        During the quarter ended March 31, 2008, occupancy and other office expenses decreased by 8%, or $21.4 million, reflecting our activities to adjust our operations to the expected near-term mortgage market.

  Insurance Claim Expenses

        Insurance claim expenses were $355.7 million during the quarter ended March 31, 2008 as compared to $57.3 million during the year-ago period. The increase in insurance claim expenses was primarily the result of a $295.8 million increase in the provision for mortgage reinsurance claims arising from an increase in the projection for future claims payments caused by a worsening housing market and resulting higher actual and projected default rates. The year-ago period included a $74.0 million reversal of loss reserves related to the 2003 books of business, on which negligible remaining loss exposure was deemed to exist in the first quarter of 2007.

  Advertising and Promotion Expenses

        Advertising and promotion expenses increased 5% from the year-ago period, as a result of the increasing competition for lending business as mortgage market volumes decline.

  Other Operating Expenses

        Other operating expenses are summarized below:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Losses on servicing-related advances	$59,001	$9,753
Legal, consulting, accounting and auditing expenses	53,234	38,525
Insurance commission expense	51,703	49,872
Operations of foreclosed real estate	39,972	13,887
Mortgage insurance	27,227	19,394
Insurance	26,297	16,916
Taxes and licenses	19,749	17,362
Software amortization and impairment	19,378	17,239
Travel and entertainment	16,172	21,086
Other	135,537	60,329
Deferral of loan origination costs	(2,844)	(26,325)

Total other operating expenses	$445,426	$238,038

        Losses on servicing-related advances increased $49.3 million due to increases in the level of defaulted loans in the servicing portfolio.

Liquidity and Capital Resources

        We meet our financing requirements using a combination of debt and equity capital. Our short-term financing needs arise primarily from our holding of mortgage loans pending sale, the trading activities of our broker-dealer and our warehouse lending business. Our long-term financing needs arise primarily from our investments in our mortgage loan portfolio, MSRs and retained interests and the financial instruments acquired to manage the interest rate risk associated with those investments. The structure and mix of our debt and equity capital are driven by our strategic objectives, regulatory and credit rating agency requirements and capital markets conditions. These factors affect the type of financing we are able to obtain and the size of our operations.

        Our primary sources of debt include deposits taken by our Bank, FHLB advances, the public corporate debt markets, unsecured bank lines, repurchase agreements and the secondary mortgage market. Our primary source of equity capital is retained earnings. From time to time, we may issue common or preferred stock, subordinated debt or other securities that receive equity-like treatment by the credit rating agencies as a means of increasing our capital base and supporting our operations. To this end, in the third quarter of 2007 we issued 20,000 shares of 7.25% Series B non-voting convertible preferred stock for an aggregate price of $2.0 billion. The preferred stock ranks senior to our common stock with respect to payment of dividends and distribution upon liquidation. We also have $2.3 billion outstanding in junior subordinated debentures that receive varying degrees of "equity treatment" from rating agencies, bank lenders and regulators. In addition, at March 31, 2008, we had a $5.5 billion deferred tax liability related to our MSRs that would offset a portion of any realized loss in the value of our MSRs, and which is generally offset against our MSRs in determining our capital requirements.

        In response to severe disruption in the secondary mortgage market and short- and long-term and unsecured debt markets that began in the second half of 2007, we took the following actions to enhance our liquidity and capital position:

  •
  Accelerated the integration of our mortgage banking activities into our bank subsidiary which has access to more stable, non-capital markets based funding

  •
  Significantly changed our underwriting standards to focus the majority of our loan production on loans that are available for direct sale to or securitization into programs of the government-sponsored entities

  •
  Modified our funding structure by significantly reducing our reliance on the public debt and non-agency secondary mortgage markets and instead relied on our reliable contingent liquidity sources to fund our business, including drawing the full $11.5 billion amount of our committed revolving credit facilities established to provide liquidity in the event of a disruption in the commercial paper market.

        Because of these changes, our funding structure has evolved such that it more closely resembles that of a thrift holding company rather than that of a finance company with a banking subsidiary.

        Fitch Ratings took negative ratings actions on CFC during the quarter. Fitch downgraded the long-term debt ratings of all three rated entities (CFC, CHL and the Bank) to BBB-, the lowest investment-grade rating, on concerns related to increased credit deterioration across the mortgage industry. These actions did not have a material effect on our liquidity position. On May 5, 2008, Fitch Ratings changed the Rating Outlook status of all of our ratings from Rating Watch Positive to Rating Watch Evolving due to the disclosure by Bank of America that there is no assurance that all of CFC's debt will be redeemed, assumed or guaranteed after their planned acquisition of Countrywide.

        On May 2, 2008, Standard and Poor's Ratings Service (S&P) lowered its rating of CFC and CHL from BBB+ to BB+, a non-investment grade rating. S&P also lowered its rating of the Bank from A- to BBB. The Rating Outlook for all three entities was changed from Credit Watch Positive to Credit Watch Developing. As with Fitch Ratings, S&P's ratings actions were in connection with the disclosure by Bank of America related to their expected treatment of CFC's debt following the planned merger.

        Following are our credit ratings as determined by the nationally recognized statistical rating organizations ("credit rating agencies") as of May 5, 2008:

	Countrywide Financial Corporation			Countrywide Home Loans			Countrywide Bank
Credit Rating Agency	Short- Term	Long- Term	Rating Outlook	Short- Term	Long- Term	Rating Outlook	Short- Term	Long- Term	Rating Outlook
Standard & Poor's	B	BB+	Credit Watch Developing	B	BB+	Credit Watch Developing	A-2	BBB	Credit Watch Developing
Moody's Investors Service	P3	Baa3	Under Review for Possible Upgrade	P3	Baa3	Under Review for Possible Upgrade	P2	Baa1	Under Review for Possible Upgrade
Fitch	F3	BBB-	Rating Watch Evolving	F3	BBB-	Rating Watch Evolving	F3	BBB-	Rating Watch Evolving

        As a result of S&P's rating action on CFC and CHL's debt, we no longer have access to our $10.4 billion secured revolving line of credit (Park Monaco). We terminated this facility on May 9, 2008. Furthermore, CFC's current credit ratings make it unlikely that we can access the unsecured public corporate debt markets at attractive rates when the current disruption abates. Consequently, our relative cost of financing could rise significantly and we could find ourselves at a competitive disadvantage in pursuing some of our capital-intensive activities, such as our ongoing investment in our portfolio of mortgage loans held for investment, MSRs and retained interests. Investment grade ratings are also important to counterparties with which we engage in normal-course trading and financing activities and to the GSEs. There has been minimal action taken to date by these constituents; however, the ultimate reaction of such constituents has yet to be determined.

        Despite the reductions in CFC and CHL's ratings, the Bank still maintains investment grade credit ratings from all three rating agencies and as such, has not lost access to any of its direct sources of liquidity including deposits and FHLB advances. To date, S&P's actions have not had a material impact on our ability to retain escrow and commercial deposits. However, given the recent timing of the downgrade, we may not have experienced the full impact of its impact on our operations.

        Countrywide Bank is regulated by the Office of Thrift Supervision ("OTS") and is therefore subject to OTS capital requirements. At March 31, 2008, the Bank's regulatory capital ratios and amounts and minimum required capital ratios for the Bank to maintain a "well capitalized" status are as follows:

		Countrywide Bank
	Minimum Required(1)
		Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Capital	5.0%	7.7%	$9,348,045
Risk-Based Capital:
Tier 1	6.0%	12.2%	$9,348,045
Total	10.0%	13.4%	$10,329,310

(1)
Minimum required to qualify as "well capitalized." Management intends to maintain capital at levels that are higher than those required to be considered "well capitalized."

        Countrywide Bank is required by OTS regulations to maintain tangible capital of at least 1.5% of assets. However, the Bank is also required to maintain a tangible equity ratio of at least 2% to avoid being classified as "critically undercapitalized." Critically undercapitalized institutions are subject to the prompt corrective action provisions of the Financial Institution Reform Recovery and Enforcement Act of 1989. The Bank's tangible capital ratio was 7.7% and 8.0% at March 31, 2008 and December 31, 2007, respectively.

        The OTS has prescribed that the Company and its affiliates are not authorized to receive, and the Bank is not authorized to pay the Company or its affiliates, capital distributions without receipt of prior written OTS non-objection.

        The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, Freddie Mac and Government National Mortgage Association ("Ginnie Mae") net worth requirements. Management believes the Company is in compliance with those requirements.

        While current market conditions present challenges to us, the funding structure that we have migrated toward has allowed us to change our sources of funding away from those that have higher refinancing risk toward more stable and reliable sources such as deposits and FHLB advances. We classify a facility as reliable when the facility is provided by a government-sponsored enterprise or when it is contractually committed to us and we have paid a commitment fee in exchange for the facility. These sources include committed secured and unsecured revolving credit facilities provided by highly rated banks. At March 31, 2008, we estimate that we have reliable sources of liquidity available totaling $27.7 billion. However, on a pro forma basis giving effect to the ratings action taken by Standard & Poor's on May 2, 2008, excess borrowing capacity would have been $17.3 billion as of March 31, 2008.

  Cash Flow

  Quarter Ended March 31, 2008 compared to Quarter Ended March 31, 2007

        Cash provided by operating activities was $0.3 billion for the quarter ended March 31, 2008, compared to cash used by operating activities of $1.5 billion for the year-ago period. Cash provided by operating activities includes the proceeds from the sales and principal repayments of such mortgages and the cash used for the origination and purchase of mortgage loans held for sale. We generally retain servicing rights and may retain other interests when these loans are sold. The recognition of the amounts retained is a non-cash investing activity. See Note 17—Supplemental Cash Flow Information in the financial statement section of this Report. In the quarter ended March 31, 2008, funds used to originate and purchase mortgage loans exceeded proceeds from the sales of mortgage loans by $2.8 billion. In the year-ago period, funds used to originate and purchase mortgage loans exceeded proceeds from the sales and principal repayments of mortgage loans by $2.4 billion. Cash provided by operations was primarily due to a decrease in trading securities of $3.9 billion, partially offset by an increase in trading securities sold, not yet purchased.

        Net cash provided by investing activities was $2.7 billion for the quarter ended March 31, 2008, compared to cash used by investing activities of $5.5 billion for the year-ago period. The increase in net cash provided by investing activities was attributable to a $12.5 billion increase in net proceeds from investments in other financial instruments combined with a $3.4 billion decrease in securities purchased under agreements to resell, securities borrowed, and federal funds sold, partially offset by an increase of $4.9 billion in loans held for investment compared to a decrease of $3.5 billion in the year-ago period.

        Net cash used by financing activities for the quarter ended March 31, 2008 totaled $2.7 billion, compared to net cash provided by financing activities of $6.8 billion for the year-ago period. In the quarter ended March 31, 2008, there was a $10.3 billion decrease in cash provided by short-term borrowings, including securities sold under agreements to repurchase. Partially offsetting this decrease, deposit liabilities increased $3.1 billion during the quarter ended March 31, 2008, compared to an increase of $1.9 billion in the year-ago period.

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

        Our Prime Mortgage Loans generally are sold on a non-recourse basis, while Prime Home Equity and Nonprime Mortgage Loans generally were sold with limited recourse for credit losses. Almost all of our loan sale transactions retain credit risk in the form of the representations and warranties we provide and that are customary for loan sales transactions.

  Subordinated Interests

        Our exposure to credit losses related to subordinated interests is limited to the assets' carrying values plus the value of additional draws we may be required to subordinate if a rapid amortization event occurs in a securitization. We carry subordinated interests at their estimated fair values. The carrying values of our subordinated interests are as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Prime home equity residual securities	$234,434	$422,681
Nonprime residuals and other related securities	207,249	293,048
Subordinated mortgage-backed pass-through securities(1)	116,080	270,744
Prime residual securities	28,893	20,557

	$586,656	$1,007,030

(1)
Included with mortgage-backed pass-through securities.

        The carrying values of our subordinated interests take into account our estimates of losses to be absorbed by the subordinated interests.

        The losses absorbed by our subordinated interests are summarized as follows:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Prime home equity residual securities	$642,387	$34,249
Nonprime residuals and other related securities	277,207	45,081
Prime residual securities	3,717	1,684

	$923,311	$81,014

        We estimate our liability for impairment losses related to our future draw obligations and update our estimate quarterly. Our provision for estimated losses arising from future draw obligations is recorded as a component of impairment of retained interests. The accrued liability for impairment related to future expected funding obligations under a rapid amortization event was $797.6 million as of March 31, 2008.

        As of March 31 2008, 11 of 57 outstanding home equity line of credit ("HELOC") securitizations, representing 39.2% of the unpaid principal balance of our HELOC securitizations, were subject to rapid amortization events and 11 of 57 outstanding HELOC securitizations, representing 32.0% of the unpaid principal balance of our HELOC securitizations were probable to become subject to rapid amortization events. We evaluate all of our HELOC securitizations for their potential to experience a rapid amortization event by estimating the amount and timing of future losses on the underlying loans and the excess spread available to cover such losses and by evaluating any estimated shortfalls in relation to contractually defined triggers. The available credit lines for the securitizations subject to or probable to be subject to a rapid amortization event were approximately $2.2 billion at March 31, 2008. Substantially all of the remaining borrower draw periods for such securitizations ranged from 21 months to 50 months with a weighted average remaining borrower draw period of 37 months.

        Due to the borrower's ability to pay down and redraw balances in HELOC loans, a maximum funding obligation related to rapid amortization events cannot be defined. The charges we will ultimately record as a result of the rapid amortization events are dependent on the performance of the loans in the securitizations that are in rapid amortization; the amount of subsequent draws made by borrowers on such loans; and the timing of such losses, borrower draws, principal repayments and other cash flows related to the securitizations. To mitigate the amount of additional draws we are required to fund as the result of rapid amortization and, more broadly, as the result of the credit performance of all the HELOC loans we service, we have undertaken a review and analysis of the HELOC loans in our servicing portfolio. This analysis may result in us taking actions that are provided for in the borrowers' line of credit agreements, including suspending borrowers' access to existing lines of credit when their loans enter a specified delinquency status or when their property values decline below a specified threshold; and not renewing lines of credit. In addition, we are evaluating other courses of action available to us under the terms of the HELOC securitization agreements, including repurchasing certain delinquent loans and soliciting certain borrowers to refinance their loans.

        The following is a summary of changes in the liability:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Beginning balance	$704,097	$—
Provision	154,401	—
Charge-offs	(60,874)	—

Ending balance	$797,624	$—

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

        The specific representations and warranties made by us depend on the nature of the transaction and the requirements of the buyer. Market conditions and credit-rating agency requirements may also affect representations and warranties and the other provisions we may agree to in loan sales. For example, in some transactions, such as sales of nonprime and prime home equity loans, we may agree to repurchase a loan if a payment default occurs within a specified period of time (e.g., 30 days) after sale.

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

        We estimate our liability for representations and warranties when we sell loans and update our estimate quarterly. Our provision for estimated losses arising from loan sales is recorded as an adjustment to gain on sale of loans and securities. Following is a summary of the activity in our liability for representations and warranties for the periods presented:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Balance, beginning of period	$639,637	$390,111
Provisions for losses	428,469	17,082
Charge-offs	(132,746)	(41,939)

Balance, end of period	$935,360	$365,254

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

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Balance, beginning of period	$46,202	$45,425
Provisions for losses	28,418	11,041
Charge-offs	(1,377)	(1,431)

Balance, end of period	$73,243	$55,035

Corporate guarantees in excess of recorded liability, end of period	$466,245	$522,752

  Portfolio Lending Activities

        In our Banking Segment, our portfolio of loans held for investment generally includes mortgage loans originated or purchased for investment purposes, mortgage loans transferred from our held for sale portfolio as a result of the market disruption that began in the third quarter of 2007 and mortgage loan warehouse lending advances. The loans were transferred from our held for sale portfolio at the lower of cost or estimated fair value at the date of transfer.

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

        At the time of all transfers from mortgage loans held for sale to mortgage loans held for investment, management made the decision to hold those loans for the foreseeable future, which has been defined as the next twelve months from the time of transfer, and made an assessment that the Company had the ability to hold them for that time. This decision and assessment was made individually with respect to each transfer from mortgage loans held for sale to mortgage loans held for investment, including such transfers made in the fourth quarter of 2007. Management intends to maintain the same decision and assessment process with respect to future transfers from mortgage loans held for sale to mortgage loans held for investment.

  Mortgage Loans Held for Investment in Banking Operations

        Our portfolio of mortgage loans held in our Banking Operations consists primarily of Prime Mortgage and Prime Home Equity Loans, with unpaid principal balances that amounted to $87.2 billion at March 31, 2008.

        Our primary credit risk management tool for our portfolio of loans held for investment is the origination and purchase of loans underwritten to achieve high credit quality and collateral support. We assess a loan's quality by considering the borrower's credit profile and the value of collateral securing the loan. Where a proposed first mortgage loan's loan-to-value ratio is higher than a specified level, which is usually 80% for conventional loans, we generally require the borrower to supplement the collateral with primary mortgage insurance.

        We actively monitor our portfolio of loans held for investment and work with borrowers who contact us or who become delinquent on their loans in order to minimize credit losses. We use several tools to establish communication with and assist borrowers in curing defaults on our loans, including frequent outreach efforts throughout the collection process using tools such as brochures, housing fairs, counseling letters and DVD mailings. Our objective in the loss mitigation process is to develop payment plans or workout options that have both the highest probability of successful resolution and minimal risk of loss to Countrywide. We have also developed loan modification programs designed to assist borrowers with refinancing their ARM and pay option ARM loans before their loans reset.

        We have taken steps in recent years to reduce the credit risk in our investment loan portfolio by acquiring supplemental mortgage insurance coverage. As of March 31, 2008, $21.4 billion of Banking Operations' residential loan portfolio was covered by supplemental mortgage insurance purchased on specified pools of loans, of which $14.6 billion represents first loss coverage. The maximum loss coverage available under these policies on a combined basis is $1.4 billion. While these policies generally provide for first loss coverage, some policies require premium adjustments if claims exceed specified levels. Furthermore, coverage limits vary by policy, with some policies having limits at the pool level, and others at the loan level. The effect of this insurance on our estimate of credit losses is to reduce our provision for loan losses for the quarter ended March 31, 2008, by $56.7 million through the recognition of amounts recoverable from pool mortgage insurance. Our estimate of the effect of mortgage insurance on the loan loss provision contemplates the effect of claim disputes.

        We purchase credit enhancement from those mortgage insurance providers that have an AA- rating or equivalent from the credit rating agencies. This requirement is consistent with the eligibility requirements of the government-sponsored enterprises for mortgage insurers. We continue to monitor the respective capital positions of our mortgage insurance providers to assess their claims paying ability. While the mortgage insurance industry has experienced recent adverse financial results, resulting in ratings downgrades, with the likelihood of further deterioration over the near term, we have concluded that their claims paying ability is not impaired. In the future, we will adjust our provisions for loan losses and the mortgage insurance recoverable asset if we conclude that this capacity is impaired.

        Following is a summary of our Banking Operations' residential mortgage loans, together with applicable mortgage insurance, by original combined loan-to-value ratio at March 31, 2008:

	March 31, 2008
Original Combined Loan-to-Value:	Unpaid Principal Balance "UPB"(1)	UPB with Lender Purchased Mortgage Insurance(2)	UPB with Borrower Purchased Mortgage Insurance
	(in thousands)
< 50%	$3,569,671	$263,179	$—
50.01 - 60.00%	3,702,431	590,730	—
60.01 - 70.00%	9,567,419	2,116,849	—
70.01 - 80.00%	26,157,866	7,711,636	—
80.01 - 90.00%	25,792,196	7,388,394	2,299,174
90.01 - 100.00%	18,253,583	3,280,831	1,368,441
>100.00%	159,731	12,117	19,562

	$87,202,897	$21,363,736	$3,687,177

(1)
Excludes commercial real estate loans.

(2)
These amounts may include loans with borrower paid mortgage insurance.

        While new originations of these products have been substantially curtailed, Banking Operations holds a substantial investment in pay option ARM and payment advantage ARM loans.

        Following is a summary of pay option ARM loans held for investment by Banking Operations:

	March 31, 2008	December 31, 2007
	(in thousands)
Total pay option loan portfolio	$27,019,890	$28,423,750

Total principal balance of pay option loans with accumulated negative amortization	$24,786,880	$25,935,223

Accumulated negative amortization (from original loan balance)	$1,281,886	$1,215,649

Unpaid principal balance of pay option loans with supplemental mortgage insurance coverage	$17,850,040	$18,374,251

Average original loan-to-value ratio(1)	76%	76%
Average original combined loan-to-value ratio(2)	79%	79%
Average original FICO score	716	717
Loans underwritten with low or no stated income documentation	82%	81%
Borrowers electing to make less than full interest payments	68%	71%
Loans delinquent 90 days or more(3)	8.71%	5.36%

(1)
The ratio of the amount of the loan that is secured by the property to the lower of the original appraised value or purchase price of the property.

(2)
The ratio of the amount of all loans secured by the property to the lower of the original appraised value or purchase price of the property.

(3)
Based upon unpaid principal balance.

        The Company routinely forecasts its exposure to payment recast on negatively amortizing loans. The following assumptions were used to forecast this exposure as of March 31, 2008:

  1)
  18% Constant Prepayment Rate;

  2)
  Use of forward interest rate curves to estimate interest rates in future periods; and

  3)
  Loans that do not pay off completely are assumed to negatively amortize 100% of the time.

        Using these assumptions as of March 31, 2008, pay option loans that are expected to reset are shown in the following table:

Twelve Months Ended March 31,	Projected Balance at Recast or Payoff
(in thousands)
2009	$277,334
2010	4,522,698
2011	4,813,264
Thereafter	4,986,932
Loans expected to repay before recast	11,070,094

25,670,322
Loans serviced by others(1)	3,212,593

$28,882,915

(1)
We do not maintain the loan level detail necessary to project payoff dates and balances for loans serviced by others.

        The information in the table above is limited in that it was performed at a particular point in time and is subject to the accuracy of various assumptions used, including prepayment speeds, interest rates and the percentage of loans that negatively amortize.

        Banking Operations' nonperforming assets (comprised of non-accrual loans and foreclosed assets) and troubled debt restructurings and the allowances for credit losses related to the Banking Operations' investment loan portfolio are summarized as follows:

	March 31, 2008		December 31, 2007
	Amount	% of Banking Operations Assets	Amount	% of Banking Operations Assets
	(dollar amounts in thousands)
Nonperforming assets:
Nonaccrual loans:
Residential:
With third party credit enhancements(1)	$1,521,877	1.38%	$1,272,116	1.12%
Without third party credit enhancements	2,561,184	2.32%	1,611,951	1.43%

Total residential	4,083,061	3.70%	2,884,067	2.55%
Foreclosed real estate:
Residential	505,213	0.46%	394,859	0.35%

Total nonperforming assets	$4,588,274	4.16%	$3,278,926	2.90%

Troubled debt restructurings on accrual status	$384,310	0.35%	$6,320	0.01%

(1)
Third party credit enhancements include borrower-paid mortgage insurance and pool insurance acquired by Banking Operations.

	March 31, 2008		December 31, 2007
	Amount	% of Nonaccrual Loans	Amount	% of Nonaccrual Loans
	(dollar amounts in thousands)
Allowances for credit losses:
Allowance for loan losses	$3,005,345		$2,141,247
Liability for unfunded loan commitments	60,899		37,516
Estimated amounts recoverable from pool mortgage insurance	(612,530)		(555,803)

Allowances for credit losses, net of estimated pool mortgage insurance	$2,453,714	60.09%	$1,622,960	56.27%

	Quarters Ended March 31,
	2008		2007
	Amount	Annualized Net Charge-offs as % of Average Investment Loans	Amount	Annualized Net Charge-offs as % of Average Investment Loans
Net charge-offs	$485,106	2.21%	$33,057	0.19%

        The following table shows Banking Operations charge-offs, net of recoveries, by product:

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Prime Home Equity	$318,853	$24,664
Prime Mortgage:
Pay option	125,298	5,059
Other	40,592	3,334
Nonprime	363	—

Total net charge-offs	$485,106	$33,057

        The increase in our nonperforming assets and charge-offs from the year-ago period was driven by the impact of a weakening housing market and significant tightening of available credit resulting from the market disruption that began in the third quarter of 2007 on delinquency and default trends as well as portfolio seasoning. We expect the level of nonperforming assets and credit losses to increase, both in absolute terms and as a percentage of our loan portfolio as current weakness in the housing market develops and as our loan portfolio continues to season.

  Mortgage Warehouse Lending Advances

        We hold a portfolio of commercial loans made to other mortgage lenders to finance their inventories pending sale to Countrywide and other lenders. Our portfolio of mortgage loan warehouse advances totaled $1.1 billion and the average loan balance was $10.1 million at March 31, 2008. These loans are underwritten by assessing the creditworthiness of the warehouse lending borrowers. This includes reviewing both borrower-provided financial information and publicly available credit rating information and press coverage, as well as understanding the borrowers' operational controls and product risk and assessments of collateral.

        We monitor the length of time that advances are outstanding against specific residential loans and may require the borrower to pay off aged advances. We also monitor the fair value of our collateral to ensure that the level of collateral posted is adequate to repay our advance in the event of default by our borrower and we require our warehouse lending borrowers to post specified levels of cash collateral to supplement the mortgage loan collateral. We also regularly review updated financial information of borrowers, including pipeline and hedging positions. We recorded negligible charge-offs related to this activity during the quarters ended March 31, 2008 and the year-ago period. Our advance rates and the collateral we advance funds against are limited to that which we can sell into the presently disrupted secondary market.

  Other Mortgage Loans Held for Investment

        The following table shows the unpaid balance of other mortgage loans held for investment:

	March 31, 2008	December 31, 2007
	(in thousands)
Prime	$1,817,503	$1,768,448
Prime Home Equity	514,409	435,695
Nonprime	1,907,752	2,045,875

	4,239,664	4,250,018
Defaulted FHA-insured and VA-guaranteed loans repurchased from securities	3,071,946	2,691,563

Total unpaid principal balance	$7,311,610	$6,941,581

        Our portfolio of other mortgage loans held for investment is in our Mortgage Banking Segment and includes loans we have repurchased—either to remedy a violation of a representation or warranty made in a loan sale, to minimize the cost of servicing a severely delinquent loan insured or partially guaranteed by the FHA or VA or in connection with a clean-up call (a clean-up call represents the repurchase of mortgage loans when the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans becomes burdensome in relation to the benefits of servicing).

        As discussed in the preceding section—Lending Activities—Sale of Loans—Representations and Warranties—we make provisions for losses that may arise from breaches of representations and warranties when we record the sale of loans and we adjust our estimates for losses quarterly. We record repurchased loans at their estimated fair value when they are repurchased and any resulting loss is charged against the liability.

        We may determine that a portion of the loans that we originate or purchase for sale will not be sold because of a defect, which may include a document deficiency, changes in secondary market conditions or deterioration of the credit status of the loan while it was held for sale. Such loans are transferred to our portfolio of loans held for investment at the lower of cost or estimated fair value on an individual loan basis and any loss is recorded as a component of gain on sale of loans and securities in current period earnings. Subsequent losses that may result from deteriorations in the credit quality of the loans that have been transferred to the investment portfolio are included in our provision for loan losses.

        Our non-Banking Operations' nonperforming assets and troubled debt restructurings including mortgage warehouse lending advances, Mortgage Banking loans held for investment and foreclosed assets, and the related allowance for credit losses are summarized as follows:

	March 31, 2008		December 31, 2007
	Amount		Amount
	(dollar amounts in thousands)
Nonperforming assets:
Nonaccrual loans(1)(2):
Residential
Loans held for investment—credit risk retained by Countrywide(3)	$1,013,934		$567,356
Commercial(4)	32,567		37,274

Total nonaccrual loans	1,046,501		604,630

Foreclosed real estate:
Residential	357,744		412,984
Commercial(4)	113		—

Total foreclosed real estate	357,857		412,984

Total nonperforming assets	$1,404,358		$1,017,614

Troubled debt restructurings on accrual status	$30,837		$—

	Amount	% of Nonaccrual Loans	Amount	% of Nonaccrual Loans
Allowances for credit losses:
Allowance for loan losses(5):
Residential	$335,064	33.05%	$247,106	43.55%
Commercial(4)	10,895	33.45%	11,138	29.88%

	345,959	33.06%	258,244	42.71%
Liability for unfunded loan commitments	4,936		868

Total allowances for credit losses	$350,895	33.53%	$259,112	42.85%

	Quarters Ended March 31,
	2008		2007
	Amount	Annualized Net Charge-offs as % of Average Investment Loans	Amount	Annualized Net Charge-offs as % of Average Investment Loans
Net charge-offs	$121,159	4.20%	$5,592	0.44%

(1)
Excludes $2,471.4 million and $2,171.1 million, at March 31, 2008 and December 31, 2007, respectively, of loans that we have the option (but not the obligation) to repurchase and we have not exercised such option. These loans are required to be reflected in our balance sheet regardless of our intention to exercise the option to repurchase the loans.

(2)
Excludes government-guaranteed mortgage loans held for investment totaling $340.4 million and $397.6 million at March 31, 2008 and December 31, 2007, respectively.

(3)
Generally these loans have been repurchased and recorded at fair value or transferred to loans held for investment at the lower of cost or estimated fair value. Fair value estimates incorporate the impaired status at the date of repurchase of the loans. Losses related to subsequent deterioration in the credit quality of the loans are recorded in the allowance for loan losses.

(4)
Comprised of warehouse lending advances secured by mortgage loans.

(5)
The allowance for loan losses excludes any reduction to the cost basis of loans recorded to reflect estimated fair value at repurchase or transfer to held for investment.

        The increase in our nonperforming assets and charge-offs from March 31, 2007 was driven by the impact of the weakening housing market and significant tightening of available credit on delinquencies and default trends as well as portfolio seasoning.

  Allowance for Loan Losses

        Following is a summary of our consolidated allowance for loan losses by activity for the periods presented:

	Quarter Ended March 31, 2008
	Banking Operations
	Mortgage Lending	Commercial Real Estate	Warehouse Lending	Mortgage Banking	Total
	(in thousands)
Balance, beginning of period	$2,140,536	$711	$11,138	$247,106	$2,399,491
Provision for loan losses	1,291,989	489	—	208,874	1,501,352
Change in estimate of amounts recoverable from pool mortgage insurance	56,726	—	—	—	56,726
Charge-offs	(494,900)	—	(243)	(134,460)	(629,603)
Recoveries	9,794	—	—	13,544	23,338

Balance, end of period	$3,004,145	$1,200	$10,895	$335,064	$3,351,304

Allowance as a percentage of loans receivable	3.4%	0.6%	1.0%	7.9%	3.6%

	Quarter Ended March 31, 2007
	Banking Operations
	Mortgage Lending	Commercial Real Estate	Warehouse Lending	Mortgage Banking	Total
	(in thousands)
Balance, beginning of period	$294,410	$45	$12,838	$19,524	$326,817
Provision for loan losses	123,562	—	543	27,857	151,962
Change in estimate of amounts recoverable from pool mortgage insurance	24,001	—	—	—	24,001
Charge-offs	(35,318)	—	—	(5,751)	(41,069)
Recoveries	2,261	—	—	159	2,420
Reclassifications and other	(1,113)	—	1,113	—	—

Balance, end of period	$407,803	$45	$14,494	$41,789	$464,131

Allowance as a percentage of loans receivable	0.6%	0.1%	0.5%	2.7%	0.6%

        The increase in the allowance and provision for loan losses was due to increased losses inherent in the loan portfolio resulting from increased level of mortgage delinquencies, defaults and loss severities, as well as downward revisions in expectations of home prices relative to prior quarters.

        Following is a summary of annual charge-offs and recoveries for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

	Years Ended December 31,
	2007	2006	2005(1)	2004(1)	2003(1)
	(in thousands)
Charge-offs	$725,097	$161,807	$30,607	$40,557	$14,860
Recoveries	(21,717)	(4,966)	(5,434)	(15,379)	(3,056)

Balance, end of period	$703,380	$156,841	$25,173	$25,178	$11,804

(1)
While the net charge-offs for each year reflect the amount of loans charged off after recoveries, the separate amounts of charge-offs and recoveries for the years ended December 31, 2005, 2004 and 2003 may contain equal and offsetting misclassifications resulting from utilization at that time of systems and procedures designed for loan servicing rather than loan portfolio management.

  Mortgage Loans Held for Sale

        At March 31, 2008, mortgage loans held for sale amounted to $15.7 billion. While loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional first mortgage loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees.

        Loans held for sale that have been placed on nonaccrual status include distressed loans that are generally purchased at a discount as part of the conduit activities of the Capital Markets Segment and loans whose credit quality has deteriorated during the time that they have been held for sale. Nonaccrual loans held for sale totaled $375.3 million and $206.7 million at March 31, 2008 and December 31, 2007, respectively. Effective for loan originations beginning on January 1, 2008, most of our new loan production is carried at the loans' estimated fair values which take into account marketplace perceptions of the loan's credit risk. The remaining mortgage loans held for sale are carried at the lower of cost or estimated fair value in the aggregate, which takes into account a reduction in value for impaired loans.

  Mortgage Reinsurance

        We provide mortgage reinsurance on certain mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we provide aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool's mortgage insurance premium. As of March 31, 2008, approximately $134.4 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At March 31, 2008, the maximum aggregate losses under the reinsurance contracts were limited to $1,143.0 million. We are required to pledge securities to cover this potential liability. The accumulated liability recorded for estimated reinsurance totaled $384.7 million and $148.8 million at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, the liability for reinsurance claims includes case reserves totaling $103.1 million relating to certain of the pools of loans we have reinsured.

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

        The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements, before and after collateral held by us, are as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Aggregate credit exposure before collateral held	$5,712	$6,135
Less: collateral held	(3,160)	(3,873)

Net aggregate unsecured credit exposure	$2,552	$2,262

        For the quarters ended March 31, 2008 and 2007 we incurred no credit losses due to non-performance of any of our counterparties.

Quantitative and Qualitative Disclosures About Market Risk

        A significant market risk facing the Company is interest rate risk, which includes the risk that changes in interest rates will result in changes in the value of our assets or liabilities ("price risk") and the risk that net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. Interest rate risk includes both changes in "risk-free" rates (usually the U.S. Treasury rate for an asset of the same duration) and changes in the premiums to risk-free rates of return required by investors, which may be the result of liquidity and/or investor perceptions of risk ("Market Spread"). The overall objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates. Our Corporate Asset/Liability Management Committee, which is comprised of several of the Company's senior financial executives, is responsible for management of this risk.

        We manage interest rate risk with derivative financial instruments and by the structure of the Company's activities as follows:

  •
  The Company uses various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of its commitments to make or purchase loans (also referred to as interest rate lock commitments or "IRLCs"), mortgage loans held by the Company pending sale ("Mortgage Loan Inventory"), MSRs, retained interests, trading securities and a portion of its debt.

  •
  Structurally, the Company manages interest rate risk in its Mortgage Banking Segment through the natural counterbalance of its loan production and servicing businesses while using portfolios of financial instruments, including derivatives, to separately moderate interest rate driven changes in value of the Loan Production and Loan Servicing sector assets. However, the market disruption that began in the latter part of 2007 has impacted the availability and the cost of derivative financial instruments used to mitigate Market Risk driven changes in the value of our Mortgage Banking assets. Although portfolios of financial instruments were maintained to manage the interest rate risk inherent in Loan Production and Loan Servicing assets during the quarter ended March 31, 2008, management managed, in aggregate, changes in value of the Mortgage Banking Segment assets arising from Market Risk by relying more on the opposing Market Spread risk of Loan Production and Loan Servicing assets. Specifically, as Market Spreads widen the value of our IRLCs and mortgage loan inventory generally decrease while the value of our MSRs increase. Accordingly, Market Spread related changes in the value of the Position were allocated between the Loan Production and Loan Servicing Sectors in the quarter ended March 31, 2008.

  •
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

        The following table summarizes the estimated change in fair value of our interest-rate-sensitive assets, liabilities and commitments as of March 31, 2008, given several hypothetical, (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)
	-100	-50	+50	+100
	(in millions)
MSRs and financial instruments:
MSRs	$(4,061)	$(2,094)	$1,966	$3,675
Retained interests	(143)	(81)	66	138
Impact of Servicing Hedge:
Mortgage-based	808	427	(471)	(975)
Swap-based	3,985	1,741	(1,177)	(1,855)
Treasury-based	116	44	(17)	(21)

MSRs and retained interests, net	705	37	367	962

Interest rate lock commitments	381	254	(421)	(991)
Mortgage Loan Inventory	964	559	(778)	(1,744)
Impact of associated derivative instruments:
Mortgage-based	(1,382)	(797)	1,110	2,484
U.S. Treasury-based	(10)	(10)	50	153
Eurodollar-based	(39)	(20)	20	39

Interest rate lock commitments and Mortgage Loan Inventory, net	(86)	(14)	(19)	(59)

Banking Operations:
Securities portfolio	748	432	(498)	(1,017)
Mortgage loans held for investment	1,102	551	(586)	(1,217)
Deposit liabilities	(505)	(261)	211	427
Federal Home Loan Bank advances	(1,327)	(654)	632	1,244

Banking Operations, net	18	68	(241)	(563)

Notes payable and capital securities	(883)	(452)	423	819
Impact of associated derivative instruments:
Swap-based	127	66	(71)	(143)

Notes payable and capital securities, net	(756)	(386)	352	676

Insurance company investment portfolios	83	43	(46)	(93)

Net change in fair value related to MSRs and financial instruments	$(36)	$(252)	$413	$923

Net change in fair value related to broker-dealer trading securities	$47	$23	$(20)	$(38)

        The following table summarizes the estimated change in fair value of the Company's interest-rate-sensitive assets, liabilities and commitments as of December 31, 2007, given selected hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value
Change in Interest Rate (basis points)
	-100	-50	+50	+100
	(in millions)
Net change in fair value related to MSRs and financial instruments	$538	$14	$395	$956

Net change in fair value related to broker-dealer trading securities	$41	$20	$(17)	$(33)

        These sensitivity analyses are limited in that they were performed at a particular point in time; are based on the hedge position in place at that particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company's overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. Not all of the changes in fair value would affect current period earnings. For example, changes in fair value of securities accounted for as available-for-sale are recognized as a component of shareholders' equity, net of income taxes, and our debt is generally carried at its unpaid balances net of issuance discount or premium. Absent hedge accounting, changes in the market value of our debt are generally not recorded in current-period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

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

Loan Servicing

        The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated:

	Quarters Ended March 31,
	2008	2007
	(in millions)
Beginning owned servicing portfolio	$1,451,990	$1,280,119
Add: Residential loan production(1)	73,013	113,338
Purchased MSRs (bulk acquisitions)	64	12,437
Less: Principal repayments	(64,384)	(70,554)

Ending owned servicing portfolio	1,460,683	1,335,340
Subservicing portfolio	23,474	16,258

Total servicing portfolio	$1,484,157	$1,351,598

MSR portfolio	$1,361,945	$1,242,111
Mortgage loans owned	98,738	93,229
Subservicing portfolio	23,474	16,258

Total servicing portfolio	$1,484,157	$1,351,598

(1)
Excludes purchases from third parties in which servicing rights were not acquired.

	March 31,
	2008	2007
	(dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$1,242,280	$1,112,107
Nonprime Mortgage	104,796	122,679
Prime Home Equity	39,695	45,861
Government:
FHA-insured mortgage	56,465	40,171
VA-guaranteed mortgage	17,447	14,522

Total owned portfolio	$1,460,683	$1,335,340

Delinquent mortgage loans(1):
30 days	2.91%	2.40%
60 days	1.28%	0.81%
90 days or more	2.67%	1.08%

Total delinquent mortgage loans	6.86%	4.29%

Loans pending foreclosure(1)	1.28%	0.69%

Delinquent mortgage loans(1):
Conventional	4.21%	2.31%
Nonprime Mortgage	27.66%	16.67%
Prime Home Equity	6.59%	2.96%
Government	11.78%	11.06%
Total delinquent mortgage loans	6.86%	4.29%
Loans pending foreclosure(1):
Conventional	0.89%	0.36%
Nonprime Mortgage	6.18%	3.61%
Prime Home Equity	0.11%	0.11%
Government	1.31%	1.21%
Total loans pending foreclosure	1.28%	0.69%

(1)
Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their collection status.

        We attribute the overall increase in delinquencies in our servicing portfolio from March 31, 2007 to March 31, 2008, to increased production of loans in recent years with higher loan-to-value ratios and reduced documentation requirements, combined with a weakening housing market and significant tightening of available credit and to portfolio seasoning. This impact most significant on nonprime delinquency rates. We believe the delinquency rates in our servicing portfolio are consistent with rates for similar mortgage loan portfolios in the industry.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

  Off-Balance Sheet Arrangements and Guarantees

        In the ordinary course of our business we engage in financial transactions that are not reflected on our balance sheet. (See Note 2—Summary of Significant Accounting Policies in our 2007 Annual Report for a description of our consolidation policy.) Such transactions are structured to manage our interest rate, credit or liquidity risks, to diversify funding sources or to optimize our capital.

        Most of our off-balance sheet arrangements relate to the securitization of mortgage loans. Our mortgage loan securitizations are normally structured as sales and involve the transfer of mortgage loans to qualifying special-purpose entities that are not subject to consolidation. In a securitization, an entity transferring the assets is able to sell those assets for cash. Special-purpose entities used in such securitizations obtain cash by issuing securities representing beneficial interests in the transferred assets to investors. In a securitization, we customarily provide representations and warranties with respect to, and we generally retain the right to service, the transferred mortgage loans.

        We also generally have the right to repurchase mortgage loans from the special-purpose entity pursuant to a clean-up call, which is exercised when the costs exceed the benefits of servicing the remaining loans.

        Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Mortgage Loans generally were securitized with limited recourse for credit losses. During the quarter ended March 31, 2008, we did not securitize any Nonprime Mortgage or Prime Home Equity Loans. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests, to losses that may arise from rapid amortization events that cause subsequent draws that we are contractually required to advance to be subordinated to all other interests in these securitizations and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees.

        Under the terms of our HELOC securitizations, we make advances to borrowers when they request a subsequent draw on their line of credit and we are reimbursed for those advances from the cash flows in the securitization. This reimbursement normally occurs within a short period after the advance. However, in the event that loan losses requiring draws on monoline insurer's policies (which protect the bondholders in the securitization) exceed a specified threshold or duration, reimbursement of our advances for subsequent draws occurs only after other parties in the securitization (including the senior bondholders and the monoline insurer) have received all of the cash flows to which they are entitled. This status, known as a rapid amortization event, has the effect of extending the time period for which our advances are outstanding, and may result in Countrywide not receiving reimbursement for all of the funds advanced.

        During the fourth quarter of 2007, our off-balance sheet obligations relating to rapid amortization events contained in our home equity line-of-credit securitizations were triggered as a result of actual and probable future losses relating to loans underlying these securitizations exceeding specified thresholds or durations. Normally, a rapid amortization event is not expected to occur and is deemed remote. However, sudden deterioration in the housing market experienced in late 2007 resulted in it becoming probable that a rapid amortization event would occur. Because of these events, we recorded impairment losses of $704.1 million in 2007 related to estimated future draw obligations on the home equity securitizations that have entered or are probable to enter rapid amortization status. During the quarter ended March 31, 2008, our expectation of loans losses relating to loans underlying these securitizations increased resulting from higher level of mortgage delinquencies and defaults, as well as downward revisions in expected home prices relative to prior quarters and a change in the estimate of interest earned on the additional balances. As a result, we recorded impairment losses of $154.4 million in the quarter ended March 31, 2008.

        As of March 31, 2008, 11 of 57 outstanding HELOC securitizations, representing 39.2% of the unpaid principal balance of our HELOC securitizations, were subject to rapid amortization events and 11 of 57 outstanding HELOC securitizations, representing 32.0% of the unpaid principal balance of our HELOC securitizations, were probable to become subject to rapid amortization events. We evaluate all of our HELOC securitizations for their potential to experience a rapid amortization event by estimating the amount and timing of future losses on the underlying loans and the excess spread available to cover such losses and by evaluating any estimated shortfalls in relation to contractually defined triggers. The available credit lines for the securitizations subject to or probable to be subject to a rapid amortization event are approximately $2.2 billion at March 31, 2008. Substantially all of the remaining borrower draw periods for such securitizations ranged from 21 months to 50 months with a weighted average remaining borrower draw period of 37 months.

        Due to the borrower's ability to pay down and redraw balances in HELOC loans, a maximum funding obligation related to rapid amortization events cannot be defined. The charges we will ultimately record as a result of the rapid amortization events are dependent on the performance of the loans in the securitizations that are in rapid amortization; the amount of subsequent draws made by borrowers on such loans; and the timing of such losses, borrower draws, principal repayments and other cash flows related to the securitizations. To mitigate the amount of additional draws we are required to fund as the result of rapid amortization and, more broadly, as the result of the credit performance of all the HELOC loans we service, we have undertaken a review and analysis of the HELOC loans in our servicing portfolio. This analysis may result in us taking actions that are provided for in the borrowers' line of credit agreements, including suspending borrowers' access to existing lines of credit when their loans enter a specified delinquency status or when their property values decline below a specified threshold; and not renewing lines of credit. In addition, we are evaluating other courses of action available to us under the terms of the HELOC securitization agreements, including repurchasing certain delinquent loans and soliciting certain borrowers to refinance their loans.

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

        Our material contractual obligations were summarized and included in our 2007 Annual Report. There have been no material changes outside the ordinary course of our business in the contractual obligations as summarized in our 2007 Annual Report during the three months ended March 31, 2008.

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

  •
  Higher credit losses on delinquent loans and subordinated interests

  •
  Reduced access to secondary mortgage and debt capital markets

  •
  Increased cost of debt

  •
  Lower loan production volumes.

        In response to the current environment, Countrywide has discontinued Nonprime Mortgage lending, has made changes to tighten the underwriting guidelines for loan products offered and has adjusted loan pricing to reflect market conditions. The tightening of underwriting guidelines included reductions in the availability of reduced documentation loans and loans on investor-owned properties and in the maximum loan-to-value or combined loan-to-value ratio. The impact of these changes was most significant to Prime Home Equity and non-conforming prime loans. Further reductions in the Company's funding volume could result.

        As a result of spread widening and lessened liquidity for non-agency fixed-rate mortgages during the first quarter of 2008, management has determined that any production of such loans will be originated solely for the Company's investment portfolio.

        As long as these conditions persist, we expect our earnings and returns to be below our long-term target levels.

        Our outlook is subject to risks and uncertainties as discussed in the section "Factors That May Affect Our Future Results."

  Merger with Bank of America Corporation

        As detailed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and the Registration Statement on Form S-4 of Bank of America Corporation ("Bank of America") filed on February 12, 2008, as amended by Amendment No. 1 filed on March 27, 2008 and Amendment No. 2 filed on April 30, 2008, Countrywide entered into an agreement and plan of merger (the "Merger Agreement") with Bank of America. The Merger Agreement provides for Countrywide to merge (the "Merger") with and into a wholly-owned merger subsidiary of Bank of America ("Merger Sub"), with Merger Sub continuing as the surviving company.

        The terms of the Merger Agreement provide for the conversion of each share of Countrywide common stock into 0.1822 of a share of Bank of America common stock. Consummation of the Merger, which is currently anticipated to occur in the third quarter of 2008, is subject to certain conditions, including, among others, Countrywide stockholder and regulatory approvals.

        The Merger Agreement contains certain termination rights for Countrywide and Bank of America, applicable upon the occurrence of certain events specified in the Merger Agreement. The Merger Agreement provides that, in the event of the termination of the Merger Agreement under specified circumstances, Countrywide may be required to pay Bank of America a termination fee equal to $160 million.

        The Merger Agreement provides for both Countrywide and Bank of America to conduct their respective businesses in the ordinary course until the Merger is completed and not to take certain actions during the period from the date of the Merger Agreement until the date of completion of the Merger.

  United States Mortgage Market

        The U.S. housing market is undergoing a significant contraction and lenders and investors have tightened their credit standards. Therefore, mortgage origination volumes are likely to continue decreasing and growth in total mortgage indebtedness is likely to slow in the short term.

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

        Today, large and sophisticated financial institutions dominate the residential mortgage industry. These industry leaders are primarily commercial banks operating through their mortgage banking subsidiaries. According to the trade publication Inside Mortgage Finance, the top five originators produced 56% of all loans originated during the first three months of the calendar year 2008 as compared to 57% during the three months ended December 31, 2007. (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.)

        The loan volume for the top five originators, according to Inside Mortgage Finance, is as follows: (Reprinted with the permission of IMF Copyrighted. All rights reserved by IMF.)

	Three Months Ended
Institution	March 31, 2008	December 31, 2007
	(in billions)
Countrywide	$69	$69
Wells Fargo Home Mortgage	66	56
Chase Home Finance	54	50
CitiMortgage	41	37
Bank of America Mortgage	40	45

Total for Top Five	$270	$257

        We believe the consolidation trend in the mortgage industry will continue. Compared to Countrywide, the other industry leaders are less reliant on the secondary mortgage market as an outlet for mortgages, due to their greater portfolio lending capacity. This has placed us at a competitive disadvantage in the current disruption of the secondary mortgage market, which has removed a competitive outlet for our loans. We responded by shifting our production and related financing to our Bank and by focusing on agency-eligible loan production.

  Housing Values

        Housing values affect us in several ways. Declines in housing values affect us by negatively impacting the demand for mortgage financing, increasing risk of default by mortgagors and increasing risk of loss on defaulted loans. These factors are somewhat offset by reduced prepayments in our loan servicing portfolio.

        Recently, we have seen broad-based declines in housing values. We expect housing values to continue to decrease during the near term which may increase our credit loss experience and which has affected our willingness to offer certain mortgage loan products, both of these factors have and may continue to impact our earnings.

  Secondary Mortgage Market Investor Demand

        Changes in investor demand for mortgage loans can have a significant impact on our ability to access the secondary mortgage market as a competitive outlet. In the first quarter of 2008, we saw a continuation of the illiquidity in the secondary mortgage market and a continuation of downgrades by certain credit rating agencies of large numbers of mortgage-backed securities. These factors have combined to severely decrease demand for and profitability of a large portion of the products we have historically produced. In response to these developments we have tightened our underwriting and program guidelines and substantially limited our production of non agency-eligible loans to our investment portfolio.

  Impact of Declines in Credit Performance

        With the current contraction in the U.S. housing market and the resulting declining housing prices, along with worsening economic conditions, we expect elevated credit losses in the near term. Since 2007, we have observed a marked decline in credit performance (as adjusted for age) for recent vintages, especially those loans with higher risk characteristics, including reduced documentation, higher loan-to-value ratios or low credit scores. Deterioration in the credit performance of these loans has resulted in materially increased credit losses, impairment of our related credit-subordinated interests, recognition of losses from rapid amortization events, higher claims under our representations and warranties and elimination of demand for our mortgage-backed securities and the availability of credit enhancements for the loans and securities we sell and invest in. We expect these factors to continue and for future earnings to be impacted.

  Funding Liquidity

        We have contingency planning protocols for funding liquidity that were designed to encompass a wide variety of market conditions. We place major emphasis on the adequacy, reliability and diversity of our funding sources.

        In 2007, funding liquidity in the financial services sector was constrained primarily due to changes in secondary mortgage market investor demand. These conditions worsened throughout the year and expanded to include the debt markets we have traditionally relied upon to meet our short-term funding needs.

        As discussed in the section Liquidity and Capital Resources, we have adjusted our operations and financing sources to address the current market conditions, including accessing other pre-existing funding liquidity sources, procuring new sources and the integration of our Mortgage Banking Operations into the Bank. While we believe we currently have adequate funding liquidity, the effect of future developments on the Company may require us to make additional operational adjustments and/or procure additional sources of financing.

Regulatory Trends

        The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably.

        Proposed local, state and federal legislation and regulations targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories. Over the longer term, such legislation and regulations will influence the terms and underwriting of products that will be offered to nonprime loan applicants. There may be future local, state and federal legislation that restricts our ability to communicate with and solicit business from current and prospective customers in such a way that we are not able to originate new loans or sell other products at acceptable profit margins.

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

        From time to time we are subject to investigations and reviews in the ordinary course of business involving various regulatory agencies, including the SEC and various state attorneys general, and in connection therewith such regulatory agencies request materials from us pertaining to our business operations and other matters. It is the Company's policy to fully cooperate with its regulators and, where appropriate, to take remedial action. Certain news reports beginning in March 2008, indicated that numerous industry participants, including the Company, were subject to an investigation by the FBI in connection with mortgage business practices. The Department of Justice has stated to the Company that it cannot confirm or deny whether the FBI is conducting an investigation of it.

        For a further discussion of proposed federal and state laws and regulations, see Regulations—Proposed Federal and State Laws and Regulations in Part I, Item 1—Business in our 2007 Annual Report.

Accounting Developments

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

        The ASF Framework specifies criteria that borrowers who are evaluated for streamlined modification must meet to qualify for a fast track modification, including property occupancy, credit score and an expected payment change threshold when the interest rate resets. Segment 2 borrowers who meet the specified criteria are identified for fast track loan modifications.

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

        We are evaluating the ASF Framework but have not yet modified a significant volume of loans using the ASF Framework. At March 31, 2008, we serviced subprime ARM loans originated between January 1, 2005 through July 31, 2007 totaling $19.0 billion that were included in securitization transactions.

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

        Forward-looking statements give management's expectation about the future and are not guarantees. Words like "believe," "expect," "anticipate," "promise," "plan" and other expressions or words of similar meanings, as well as future or conditional verbs such as "will," "would," "should," "could" or "may" are generally intended to identify forward-looking statements. There are a number of factors, many of which are beyond our control, that could cause actual results to differ significantly from historical results or those anticipated include, but are not limited to the following:

  •
  Changes in general business, economic, market and political conditions from those expected

  •
  Increased credit exposure resulting from our decision to retain more loans in our portfolio of loans held for investment than we have historically

  •
  A continued decline in U.S. housing prices or in activity in the U.S. housing market

  •
  Increased delinquency rates of borrowers

  •
  Increased cost of debt or loss of access to corporate debt markets, which may be caused by, for example, by further decline in credit ratings

  •
  Dependence on Fannie Mae and Freddie Mac relationships

  •
  The level and volatility of interest rates

  •
  The level of competition in each of our business segments

  •
  Negative public opinion or media reports that could damage our reputation

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

  •
  Failure to attract and retain a highly skilled workforce

  •
  Unforeseen cash or capital requirements

  •
  A reduction in government support of homeownership

  •
  Willingness of counterparties to conduct business with us

  •
  The ability of management to effectively implement the Company's strategies and business plans

  •
  The occurrence of natural disasters or other events or circumstances that could impact our operations or could impact the level of claims in the Insurance Segment.

        Other risk factors are described elsewhere herein as well as in other reports and documents that we file with or furnish to the SEC including the 2007 Annual Report. Other factors that could also cause results to differ from our expectations may not be described in any such report or document.

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

  Changes to Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as follows. Effective January 1, 2008, the Company implemented an internally developed loan inventory software application. This application serves as the Company's primary loan accounting subledger; tracking and recording loans from the date we make a commitment to the borrower up to and including settlement, payoff or transfers to foreclosed real estate. The application also provides support for portions of the Company's financial reporting disclosures. Management believes that the loan inventory software application enhances the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table shows repurchases by the Company of its common stock for each calendar month during the quarter ended March 31, 2008:

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
January	3,569	$7.30	n/a	n/a
February	3,280	$6.90	n/a	n/a
March	55,580	$4.54	n/a	n/a

Total	62,429	$4.83	n/a	$0.1 billion

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

    See Index of Exhibits on page 109.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION (Registrant)
Dated: May 12, 2008	By:	/s/ DAVID SAMBOL David Sambol President, Chief Operating Officer and Director
Dated: May 12, 2008	By:	/s/ ERIC P. SIERACKI Eric P. Sieracki Executive Managing Director and Chief Financial Officer

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q
March 31, 2008

INDEX OF EXHIBITS

Exhibit No.	Description
+10.113*	Letter Agreement dated January 25, 2008 between Angelo R. Mozilo and Countrywide Financial Corporation (the "Company") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 30, 2008).
+10.114*
The Company's 401(k) Savings and Investment Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 filed with the SEC on March 24, 2008).
+10.115*
First Amendment dated March 28, 2008 to Employment Agreement dated as of January 1, 2007 between David Sambol and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 3, 2008).
+10.116	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement for Senior Managing Director Cash-Settled Awards.
+10.117	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement for Non-Senior Managing Director Cash-Settled Awards.
12.1	Computation of the Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*
Incorporated by reference

+
Constitutes a management contract or compensatory plan or arrangement