Form 10-Q
period 2008-06-30
COUNTRYWIDE FINANCIAL CORP
filed 2008-08-11
CIK 25191

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-8422

Countrywide Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2209742 (IRS Employer Identification No.)
4500 Park Granada, Calabasas, California (Address of principal executive offices)	91302 (Zip Code)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2008
Common Stock $0.01 par value	1,000

        The Registrant meets the conditions set forth in general instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

 COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q

June 30, 2008

TABLE OF CONTENTS

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
	(in thousands, except share data)
ASSETS
Cash	$6,650,317	$8,810,399
Mortgage loans held for sale (includes $8,638,178 carried at estimated fair value at June 30, 2008)	11,816,362	11,681,274
Trading securities owned, at estimated fair value	1,193,001	14,504,563
Trading securities pledged as collateral, at estimated fair value	—	6,838,044
Securities purchased under agreements to resell, securities borrowed and federal funds sold	6,649,086	9,640,879
Loans held for investment, net of allowance for loan losses of $5,035,651 and $2,399,491 at June 30, 2008 and December 31, 2007, respectively (includes $46,120 carried at estimated fair value at June 30, 2008)	94,230,990	98,000,713
Investments in other financial instruments, at estimated fair value	18,847,997	25,817,659
Mortgage servicing rights, at estimated fair value	18,402,390	18,958,180
Premises and equipment, net	1,539,200	1,564,438
Other assets	12,747,151	12,550,775

Total assets	$172,076,494	$208,366,924

LIABILITIES
Deposit liabilities	$62,811,922	$60,200,599
Securities sold under agreements to repurchase	3,544,580	18,218,162
Trading securities sold, not yet purchased, at estimated fair value	31,415	3,686,978
Notes payable (includes $1,212,252 carried at estimated fair value at June 30, 2008)	82,335,591	97,227,413
Accounts payable and accrued liabilities	10,651,933	10,194,358
Income taxes payable	2,280,985	4,183,543

Total liabilities	161,656,426	193,711,053

Commitments and contingencies	—	—
SHAREHOLDERS' EQUITY
Preferred stock, par value $0.05—authorized, 1,500,000 shares; issued and outstanding at June 30, 2008 and December 31, 2007, 20,000 shares of 7.25% Series B non-voting convertible cumulative shares with a total liquidation preference of $2,000,000	1	1
Common stock, par value $0.05—authorized, 1,000,000,000 shares; issued, 583,256,956 shares and 578,881,566 shares at June 30, 2008 and December 31, 2007, respectively; outstanding 583,256,956 shares and 578,434,243 shares at June 30, 2008 and December 31, 2007, respectively	29,163	28,944
Additional paid-in capital	4,223,513	4,155,724
Retained earnings	7,208,574	10,644,511
Accumulated other comprehensive loss	(1,041,183)	(173,309)

Total shareholders' equity	10,420,068	14,655,871

Total liabilities and shareholders' equity	$172,076,494	$208,366,924

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(in thousands, except per share data)
Revenues
(Loss) gain on sale of loans and securities	$(126,942)	$1,493,458	$162,369	$2,727,562
Interest income	2,462,546	3,499,644	5,269,105	6,851,626
Interest expense	(1,806,595)	(2,771,648)	(3,881,834)	(5,392,693)

Net interest income	655,951	727,996	1,387,271	1,458,933
Provision for loan losses	(2,330,925)	(292,924)	(3,832,277)	(444,886)

Net interest (expense) income after provision for loan losses	(1,674,974)	435,072	(2,445,006)	1,014,047

Loan servicing fees and other income from mortgage servicing rights and retained interests	1,337,849	1,421,255	2,744,258	2,808,544
Realization of expected cash flows from mortgage servicing rights	(667,652)	(857,125)	(1,421,278)	(1,657,007)
Change in fair value of mortgage servicing rights	1,896,008	1,177,330	435,295	1,231,513
Recovery (impairment) of retained interests	35,280	(268,117)	(705,740)	(697,718)
Servicing Hedge losses	(2,624,321)	(1,373,089)	(619,914)	(1,486,827)

Net loan servicing fees and other income from mortgage servicing rights and retained interests	(22,836)	100,254	432,621	198,505

Net insurance premiums earned	484,766	352,384	973,595	686,561
Realized loss on available for sale investment securities	(467,808)	(4,889)	(491,880)	(3,886)
Other	184,956	172,118	424,337	331,384

Total revenues	(1,622,838)	2,548,397	(943,964)	4,954,173

Expenses
Compensation	996,848	1,109,016	2,050,833	2,184,424
Occupancy and other office	249,169	269,017	491,948	533,230
Insurance claims	366,469	154,769	722,120	212,074
Advertising and promotion	65,638	79,540	138,898	149,557
Other	514,874	271,357	960,300	509,395

Total expenses	2,192,998	1,883,699	4,364,099	3,588,680

(Loss) earnings before income taxes	(3,815,836)	664,698	(5,308,063)	1,365,493
(Benefit) provision for income taxes	(1,485,737)	179,630	(2,084,911)	446,444

NET (LOSS) EARNINGS	$(2,330,099)	$485,068	$(3,223,152)	$919,049

(Loss) earnings per share
Basic	$(4.07)	$0.83	$(5.68)	$1.57
Diluted	$(4.07)	$0.81	$(5.68)	$1.53

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Convertible Preferred Stock			Additional Paid-in Capital	Retained Earnings
		Shares	Amount				Total
	(Unaudited)
	(in thousands, except share data)
Balance at December 31, 2006	$—	585,182,298	$29,273	$2,154,438	$12,151,691	$(17,556)	$14,317,846
Remeasurement of income taxes payable upon adoption of FIN 48	—	—	—	—	(12,719)	—	(12,719)

Balance as adjusted, January 1, 2007	—	585,182,298	29,273	2,154,438	12,138,972	(17,556)	14,305,127
Comprehensive income:
Net earnings for the period	—	—	—	—	919,049	—	919,049
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	—	—	(130,123)	(130,123)
Net change in foreign currency translation adjustment	—	—	—	—	—	9,237	9,237
Change in unfunded liability relating to defined benefit plans	—	—	—	—	—	2,214	2,214

Total comprehensive income							800,377

Issuance of common stock pursuant to stock-based compensation	—	9,887,079	502	226,734	—	—	227,236
Excess tax benefit related to stock-based compensation plans	—	—	—	68,348	—	—	68,348
Issuance of common stock, net of treasury stock	—	652,447	33	25,862	—	—	25,895
Repurchase and cancellation of common stock	—	(21,503,512)	(1,075)	(862,481)	—	—	(863,556)
Cash dividends paid—$0.30 per common share	—	—	—	—	(177,532)	—	(177,532)

Balance at June 30, 2007	$—	574,218,312	$28,733	$1,612,901	$12,880,489	$(136,228)	$14,385,895

Balance at December 31, 2007	$1	578,434,243	$28,944	$4,155,724	$10,644,511	$(173,309)	$14,655,871
Cumulative effect of adoption of SFAS 159	—	—	—	—	34,249	(2,197)	32,052

Balance as adjusted, January 1, 2008	1	578,434,243	28,944	4,155,724	10,678,760	(175,506)	14,687,923
Comprehensive income:
Net loss for the period	—	—	—	—	(3,223,152)	—	(3,223,152)
Other comprehensive (loss), income net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	—	—	(864,910)	(864,910)
Net change in foreign currency translation adjustment	—	—	—	—	—	(2,410)	(2,410)
Change in unfunded liability relating to defined benefit plans	—	—	—	—	—	1,643	1,643

Total comprehensive loss							(4,088,829)

Issuance of common stock pursuant to stock-based compensation	—	4,253,286	191	68,729	—	—	68,920
Excess tax benefit related to stock-based compensation plans	—	—	—	(4,361)	—	—	(4,361)
Issuance of common stock, net of treasury stock	—	569,427	28	3,421	—	—	3,449
Cash dividends paid—$0.30 per common share	—	—	—	—	(174,534)	—	(174,534)
Cash dividends paid—$3,625 per preferred share	—	—	—	—	(72,500)	—	(72,500)

Balance at June 30, 2008	$1	583,256,956	$29,163	$4,223,513	$7,208,574	$(1,041,183)	$10,420,068

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(in thousands)
Cash flows from operating activities:
Net (loss) earnings	$(3,223,152)	$919,049
Adjustments to reconcile net (loss) earnings to net cash provided (used) by operating activities:
Gain on sale of loans and securities	(162,369)	(2,727,562)
Accretion of discount on securities	(172,748)	(260,618)
Interest capitalized on loans	(307,333)	(456,973)
Amortization of deferred premiums, discounts, fees and costs, net	(16,001)	209,442
Accretion of fair value adjustments and discount on notes payable	(24,694)	(29,348)
Change in fair value of hedged notes payable and related interest-rate and foreign-currency swaps	(58,207)	(9,787)
Amortization of deferred fees on time deposits	13,521	11,113
Provision for loan losses	3,832,277	444,886
Changes in MSR value due to realization of expected cash flows from mortgage servicing rights	1,421,278	1,657,007
Change in fair value of mortgage servicing rights	(435,295)	(1,231,513)
Impairment of retained interests and accrual for funding obligation under rapid amortization	729,283	759,529
Servicing Hedge losses	619,914	1,486,827
Write-down of other than temporary impairment on available-for-sale securities	497,963	—
Stock-based compensation expense	56,385	48,353
Depreciation and other amortization	147,849	151,188
Provision for restructuring costs	16,073	—
(Benefit) provision for deferred income taxes	(2,095,292)	836,807
Origination and purchase of loans held for sale	(122,810,313)	(242,781,618)
Proceeds from sale and principal repayments of loans held for sale	120,459,780	236,898,474
Decrease (increase) in trading securities	20,154,728	(1,207,318)
Decrease in other assets	847,619	420,705
(Decrease) increase in trading securities sold, not yet purchased, at fair value	(3,655,563)	731,154
(Decrease) increase in accounts payable and accrued liabilities	(1,282,812)	180,812
Increase (decrease) in income taxes payable	719,942	(473,482)

Net cash provided (used) by operating activities	15,272,833	(4,422,873)

Cash flows from investing activities:
Decrease in securities purchased under agreements to resell, federal funds sold and securities borrowed	2,991,793	884,808
(Additions) repayments to loans held for investment, net	(3,833,715)	5,158,051
Additions to investments in other financial instruments	(3,998,340)	(18,664,324)
Proceeds from sale and repayment of investments in other financial instruments	8,891,282	2,930,650
Sale (purchases) of mortgage servicing rights, net	1,300,151	(184,511)
Purchases of premises and equipment, net	(70,218)	(135,173)

Net cash provided (used) by investing activities	5,280,953	(10,010,499)

Cash flows from financing activities:
Net increase in deposit liabilities	2,597,802	4,703,046
Net (decrease) increase in securities sold under agreements to repurchase	(14,673,582)	4,073,347
Net (decrease) increase in short-term borrowings	(2,841,746)	3,510,080
Issuance of long-term debt	500,000	24,026,503
Repayment of long-term debt	(8,060,931)	(21,364,797)
(Expense) benefit related to stock-based compensation	(4,361)	68,535
Repurchase and cancellation of common stock	—	(863,556)
Issuance of common stock	15,984	204,778
Payment of dividends	(247,034)	(177,532)

Net cash (used) provided by financing activities	(22,713,868)	14,180,404

Net decrease in cash	(2,160,082)	(252,968)
Cash at beginning of period	8,810,399	1,407,000

Cash at end of period	$6,650,317	$1,154,032

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

        Countrywide Financial Corporation ("Countrywide" or "CFC") is a holding company which, through its subsidiaries (collectively, the "Company"), is engaged in real estate finance-related businesses, including mortgage banking, banking and mortgage warehouse lending, dealing in securities and insurance underwriting. As discussed in Note 2—Subsequent Events—Merger and Subsequent Transactions with Bank of America Corporation, effective on July 1, 2008, the Company became a wholly-owned subsidiary of Bank of America Corporation ("Bank of America").

        These financial statements have been prepared assuming that Countrywide will continue to operate as a stand-alone entity and do not take into account any purchase accounting adjustments that may be recorded pursuant to Bank of America's acquisition of the Company, which was effective on July 1, 2008. These financial statements also do not reflect accounting changes that may be made to conform Countrywide's accounting policies to those of Bank of America.

        The accompanying consolidated financial statements have been prepared in compliance with U.S. generally accepted accounting principles for interim financial information and with the Securities and Exchange Commission's instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

        Preparation of financial statements in compliance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, including a description of the Company's significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Annual Report").

        Certain amounts included in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2—Subsequent Events—Merger and Subsequent Transactions with Bank of America Corporation

        On January 11, 2008, Countrywide and Bank of America entered into an Agreement and Plan of Merger, pursuant to which Countrywide would merge (the "Merger") with and into Red Oak Merger Corporation, a wholly-owned merger subsidiary of Bank of America ("Merger Sub"), with Merger Sub continuing as the surviving company. The details of this agreement are contained in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and the Amended Registration Statement on Form S-4 of Bank of America filed on May 28, 2008.

        The Merger was concluded on July 1, 2008. On July 1, 2008, Merger Sub was renamed Countrywide Financial Corporation. As the result of the Merger, Countrywide common stock was converted into 0.1822 of a share of Bank of America common stock plus an amount of cash in lieu of

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

any fractional share and all shares of the Company's 7.25% Series B Non-Voting Convertible Preferred Stock were cancelled.

        The Company notified the New York Stock Exchange of the conversion of its shares and related preferred stock purchase rights, requested that its common stock and preferred stock purchase rights be delisted and cease to trade at the close of business on June 30, 2008, and that the NYSE submit to the SEC Form 25s to report that the Company's shares of common stock and preferred stock purchase rights are no longer listed on the NYSE. The NYSE filed the Form 25s with the SEC on July 1, 2008.

        Following completion of the Merger, the Company sold assets to other subsidiaries of Bank of America and used proceeds from these sales to repay its unsecured revolving lines of credit and bank loans. The Company expects to record no material gain or loss on these transactions after giving effect to purchase price adjustments.

  •
  The Company sold two entities that own all of the partnership interests in Countrywide Home Loans Servicing, LP ("Servicing LP") to NB Holdings Corporation ("NBHC") for approximately $19.7 billion, subject to certain adjustments. At June 30, 2008, Servicing LP's assets included approximately $15.3 billion of Mortgage Servicing Rights ("MSRs") and $4.4 billion of reimbursable servicing advances

  •
  The Company sold a pool of residential mortgage loans held by Countrywide Home Loans ("CHL") to NBHC for approximately $9.5 billion, subject to certain adjustments. The pool of residential mortgage loans included first and second lien mortgages, home equity line of credit loans, and construction loans

  •
  The Company novated to Bank of America, N.A. a portfolio of derivative instruments held by CHL in exchange for $1.5 billion

  •
  The Company sold a pool of commercial mortgage loans held by Countrywide Commercial Real Estate to NBHC for approximately $238 million, subject to certain adjustments

  •
  The Company sold a pool of securities to Blue Ridge Investments, LLC for approximately $147 million. The pool of securities included asset-backed securities and mortgage-backed securities (MBS) held by Countrywide Securities Corporation ("CSC")

  •
  The Company terminated and repaid its unsecured revolving lines of credit and bank loans, including interest and fees, with approximately $11.5 billion.

        Details of these subsequent events and other transactions, are contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2008.

Note 3—Adoption of New Accounting Pronouncements

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits fair value accounting to be irrevocably elected for most financial assets and liabilities on an individual contract basis at the time of acquisition or remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. The Company adopted SFAS 159 on its effective date of January 1, 2008 and the financial impact upon adoption was an increase in beginning retained earnings of $34.2 million. See Note 5—Fair Value for further discussion.

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

        In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109 ("SAB 109"). SAB 109 supersedes Staff Accounting Bulletin No. 105 ("SAB 105"), Application of Accounting Principles to Loan Commitments. It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. This guidance generally has resulted in higher fair values being recorded upon initial recognition of derivative interest rate lock commitments. The initial and subsequent changes in value of interest rate lock commitments are a component of gain on sale of loans and securities. The effect of the adoption of SAB 109 was to increase gain on sale of loans and securities by $216.0 million. This amount represents the revenue recognized at the time the loan commitment was issued that is included in the value of the interest rate lock commitments or Mortgage Loan Inventory at June 30, 2008.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4—(Loss) Earnings Per Share

        Basic (loss) earnings per share is determined using net (loss) earnings (adjusted for dividends declared on preferred stock) divided by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net (loss) earnings attributable to common shareholders by the weighted-average shares outstanding, assuming all potentially dilutive common shares were issued. The Company has potentially dilutive shares in the form of employee stock-based compensation instruments, convertible debentures and convertible preferred stock. As detailed in Note 18—Shareholders' Equity—Series B Convertible Preferred Stock, included in the consolidated financial statements of the 2007 Annual Report, the Company issued $2.0 billion of convertible preferred stock on August 22, 2007.

        The following table summarizes the basic and diluted (loss) earnings per share calculations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net (loss) earnings:
Net (loss) earnings	$(2,330,099)	$485,068	$(3,223,152)	$919,049
Dividends on convertible preferred stock	(36,250)	—	(72,500)	—

Net (loss) earnings attributable to common shareholders	$(2,366,349)	$485,068	$(3,295,652)	$919,049

Weighted-average shares outstanding:
Basic weighted-average number of common shares outstanding	581,958	583,669	580,649	585,901
Effect of dilutive securities:
Dilutive stock-based compensation instruments	—	11,871	—	12,963

Diluted weighted-average number of common shares outstanding	581,958	595,540	580,649	598,864

Net (loss) earnings per common share:
Basic (loss) earnings per share	$(4.07)	$0.83	$(5.68)	$1.57

Diluted (loss) earnings per share	$(4.07)	$0.81	$(5.68)	$1.53

        Due to the loss attributable to common shareholders for the three and six months ended June 30, 2008, no potentially dilutive shares are included in loss per share calculation as including such shares in the calculation would be anti-dilutive. During the three and six months ended June 30, 2007, stock appreciation rights and options to purchase 172,011 shares and 26,390 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5—Fair Value

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

        As discussed in Note 3—Adoption of New Accounting Pronouncements, effective January 1, 2008, the Company adopted two pronouncements affecting the Company's fair value measurements and accounting: SFAS 157 and SFAS 159.

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

        Management elected to account for certain outstanding asset-backed secured financings and the mortgage loans securing such financings at their estimated fair values to eliminate potential timing differences between recognition of changes in the estimated fair value of the loans securing these borrowings (which had been recorded at the lower of amortized cost or estimated fair value) and the estimated fair value of the borrowings (which had been recorded at amortized cost). This election was made for mortgage-backed secured financings collateralized by mortgage loans where the secondary market for the securities backed by the loans was disrupted. At the time of adoption, such borrowings represented 25% of mortgage-backed secured financings and the mortgage loans securing such borrowings represented 23% of mortgage loans held for sale.

        Management elected fair value accounting for those portions of its investments in municipal bonds included in its available-for-sale securities investment portfolio managed by nonaffiliated investment managers to improve the operational efficiency of using investment managers. Such investments represented 1% of the securities investment portfolio at the time of adoption.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        As a result of these elections, the Company recorded a $34.2 million cumulative effect adjustment to opening retained earnings as summarized below:

		Transition Adjustments to
	Carrying Value Before Adoption	Retained Earnings Gain/(Loss)	Other Comprehensive Income	Carrying Value After Adoption
	(in thousands)
Assets:
Mortgage loans held for sale(1)	$2,897,216	$237		$2,897,453
Investment in other financial instruments:
Investment securities	244,902	2,197	$(2,197)	244,902
Interest rate lock commitments(2)	—	432		432

Total assets	$3,142,118			$3,142,787

Liabilities:
Notes payable:
Asset-backed secured financings	$2,353,250	51,060		$2,302,190
Accounts payable and accrued liabilities:
Interest rate lock commitments(2)	51	51		—

Total liabilities	$2,353,301			$2,302,190

Pre-tax cumulative-effect of adoption of the fair value option		53,977
Effect on income taxes payable		(19,728)

Cumulative effect of adoption of the fair value option		$34,249

(1)
A lower of cost or market valuation allowance of $96.5 million was recorded as part of the basis of the loans accounted for at estimated fair value.

(2)
Interest rate lock commitments include commitments to originate or purchase mortgage loans that qualify as derivative financial instruments under SFAS 133 and commitments to purchase loans accounted for at estimated fair value under the fair value option.

Prospective Fair Value Accounting Elections

        Management identified certain new mortgage loans originated or purchased for sale in the Company's mortgage banking operations to be accounted for at estimated fair value so the changes in the fair value of such loans will be reflected in earnings as they occur to match the accounting to related hedging instruments, as well as to reduce the burden of compliance with the requirements for hedge accounting. The mortgage loans identified were those that have an existing active market (primarily agency-eligible mortgage loans). Such loans represented 85% and 86% of mortgage loans

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

originated or purchased and held for sale during the three and six months ended June 30, 2008, respectively.

Fair Value Measurements

        Gains (losses) from changes in estimated fair values included in earnings for financial statement items carried at estimated fair value pursuant to the fair value option are summarized below:

	Three Months Ended	Six Months Ended
	June 30, 2008
	(in thousands)
Assets:
Mortgage loans at fair value (1)	$(253,717)	$(623,275)
Investments in other financial instruments:
Investment securities	(5,741)	(2,493)
Interest rate lock commitments	1,692	208
Liabilities:
Notes Payable:
Asset-backed secured financings	37,304	388,464

(1)
$90.5 million and $187.0 million of the loss recognized on mortgage loans was related to changes in the credit risk of the loans for the three and six months ended June 30, 2008, respectively.

        Following is the fair value and related principal amount due upon maturity of assets and liabilities accounted for under the fair value option as of June 30, 2008:

	Fair Value	Principal Amount Due Upon Maturity	Difference
	(in thousands)
Assets:
Mortgage loans:
Current through 89 days delinquent	$8,549,967	$9,079,690	$(529,723)
90 or more days delinquent	134,331	260,822	(126,491)
Investments in financial instruments:
Investment securities	358,390	340,485	17,905
Liabilities:
Notes Payable:
Asset-backed secured financings	1,212,252	1,672,721	(460,469)

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis—including assets measured under the fair value option as of June 30, 2008:

	Level 1	Level 2	Level 3	Netting Adjustments (1)	Total
	(in thousands)
Assets:
Mortgage loans	$—	$7,259,090	$1,425,208	$—	$8,684,298
Trading securities	3	2,088,091	1,124,351	(2,019,444)	1,193,001
Investments in other financial instruments:
Investment securities	234,334	2,343,562	13,424,032	—	16,001,928
Retained interests	—	—	1,510,579	—	1,510,579
Interest rate lock commitments(2)	—	—	150,817	—	150,817
Other derivative instruments	15,300	4,184,110	—	(3,014,737)	1,184,673

Total investments in other financial instruments	249,634	6,527,672	15,085,428	(3,014,737)	18,847,997

Mortgage servicing rights	—	—	18,402,390	—	18,402,390
Liabilities:
Trading securities sold, not yet purchased	3	1,960,835	—	(1,929,423)	31,415
Notes Payable:
Asset-backed secured financings	—	—	1,212,252	—	1,212,252
Accounts payable and accrued liabilities:
Interest rate lock commitments(2)	—	—	43,868	—	43,868
Other derivative instruments	—	1,459,423	—	(1,306,119)	153,304

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Following is a summary of changes in balance sheet line items measured using Level 3 inputs:

	Three Months Ended June 30, 2008
			Investments in Other Financial Instruments
	Mortgage Loans	Trading Securities	Investment Securities	Retained Interests	Interest Rate Lock Commitments, Net	Mortgage Servicing Rights	Total
	(in thousands)
Assets:
Balance, March 31, 2008	$2,411,044	$1,346,992	$14,658,098	$1,853,177	$216,105	$17,154,574	$37,639,990
Total (losses) gains:
Included in earnings	(116,542)	(85,440)	(457,703)	(138,714)	434,179	1,228,356	864,136
Included in other comprehensive income	—	—	(441,482)	(32,288)	—	—	(473,770)
Purchases, issuances and settlements	(814,467)	(137,201)	(334,881)	(171,596)	—	19,460	(1,438,685)
Transfers to mortgage loans:
Level 2	—	—	—	—	(598,162)	—	(598,162)
Level 3	(54,827)	—	—	—	54,827	—	—

Balance, June 30, 2008	$1,425,208	$1,124,351	$13,424,032	$1,510,579	$106,949	$18,402,390	$35,993,509

Changes in unrealized (losses) gains relating to assets still held at June 30, 2008	$(127,171)	$41,432	$(457,791)	$(152,158)	$109,156	$1,896,007	$1,309,475

Notes Payable: Asset-backed Secured Financings
(in thousands)
Liabilities:
Balance, March 31, 2008	$1,692,472
Total gains:
Included in earnings	(37,304)
Purchases, issuances and settlements	(442,916)

Balance, June 30, 2008	$1,212,252

Change in unrealized gains relating to liabilities still held at June 30, 2008	$72,852

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Six Months Ended June 30, 2008
			Investments in Other Financial Instruments
	Mortgage Loans	Trading Securities	Investment Securities	Retained Interests	Interest Rate Lock Commitments, Net	Mortgage Servicing Rights	Total
	(in thousands)
Assets:
Balance, December 31, 2007	$3,480,673	$1,924,558	$16,330,950	$3,358,756	$107,718	$18,958,180	$44,160,835
Impact of SFAS 157 and SFAS 159 adoption	237	—	—	—	483	—	720

Balance, January 1, 2008	3,480,910	1,924,558	16,330,950	3,358,756	108,201	18,958,180	44,161,555
Total (losses) gains:
Included in earnings	(574,725)	(290,385)	(491,735)	(675,047)	1,356,915	(985,983)	(1,660,960)
Included in other comprehensive income	—	—	(1,369,547)	(32,633)	—	—	(1,402,180)
Purchases, issuances and settlements	(1,342,016)	(509,822)	(1,045,636)	(1,140,497)	—	430,193	(3,607,778)
Transfers to mortgage loans:
Level 2	—	—	—	—	(1,497,128)	—	(1,497,128)
Level 3	(138,961)	—	—	—	138,961	—	—

Balance, June 30, 2008	$1,425,208	$1,124,351	$13,424,032	$1,510,579	$106,949	$18,402,390	$35,993,509

Changes in unrealized (losses) gains relating to assets still held at June 30, 2008	$(509,978)	$(2,992)	$(491,789)	$(707,853)	$1,252	$435,295	$(1,276,065)

Notes Payable: Asset-backed Secured Financings
(in thousands)
Liabilities:
Balance, December 31, 2007	$2,353,250
Impact of SFAS 157 and SFAS 159 adoption	(51,060)

Balance, January 1, 2008	2,302,190
Total gains:
Included in earnings	(388,464)
Purchases, issuances and settlements	(701,474)

Balance, June 30, 2008	$1,212,252

Change in unrealized gains relating to liabilities still held at June 30, 2008	$423,968

        Gains and losses from changes in the estimated fair value of mortgage loans held for sale, interest rate lock commitments ("IRLCs"), trading securities and asset-backed secured financings are included in gain on sale of loans and securities. Gains and losses from changes in the estimated fair value of investment securities are included in other income and in realized loss on available for sale securities. Gains and losses from changes in the estimated fair value of retained interests are included in impairment of retained interests. Gains and losses from changes in the estimated fair value of mortgage

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

servicing rights are included in realization of expected cash flows from mortgage servicing rights and change in fair value of mortgage servicing rights.

  Valuation Techniques

        For a complete discussion of valuation techniques used to value financial instruments, refer to Note 19—Fair Value of Financial Instruments to the consolidated financial statements included in the Company's 2007 Annual Report. The following describes the methods used by the Company in estimating the fair values of Level 3 financial statement items:

  Mortgage Loans

        The Company estimates the fair value of Level 3 loans based on relevant factors, including dealer price quotations, whole loan bid sheets, prices available for similar securities and valuation models intended to approximate the amounts that would be received from a third party. These techniques and related assumptions are used to approximate the whole loan price that would be received from an unaffiliated buyer.

        The Company regularly compares the values developed from our valuation models to executed trades to assure that the valuations are reflective of actual sale prices. However, due to the illiquidity of the mortgage marketplace prevalent at June 30, 2008, which resulted in a lack of executed trades that could be used to assure that the valuations are reflective of fair value, it was necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and to apply more judgment to the valuations of non-conforming prime, prime home equity and subprime (formerly known as nonprime) loans, which represented approximately 18% of mortgage loans originated or purchased for resale excluding loans secured by commercial real estate at June 30, 2008.

  Trading Securities

        Level 3 trading securities primarily represent collateralized mortgage obligations for which fair value is estimated using valuation models and observable and unobservable assumptions intended to approximate the amounts that would be received from an unaffiliated buyer.

  Investments in Other Financial Instruments:

          Investment Securities

          Mortgage-Backed Securities

          Fair value for Level 3 non-agency mortgage-backed securities, which consist primarily of collateralized mortgage obligations, is estimated using valuation models and observable and unobservable assumptions intended to approximate the amounts that would be received from an unaffiliated buyer.

          Retained Interests

          Fair value of retained interests, with the exception of interest-only securities and mortgage-backed securities, is estimated through the use of proprietary, "static" (single rate path) discounted cash flow models. The Company has incorporated mortgage prepayment and credit loss

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

  assumptions in its valuation models that it believes other major market participants would consider in deriving the fair value of such retained interests.

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

  Mortgage Servicing Rights

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Following is a summary of items that are measured at estimated fair value on a nonrecurring basis:

					Gain (Loss)
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(in thousands)
At June 30, 2008:
Mortgage loans held for sale	$—	$2,502,233	$675,951	$3,178,184	$(16,751)	$(136,379)
Three months ended June 30, 2008:
Mortgage loans held for investment transferred from mortgage loans held for sale	$—	$213,438	$338,429	$551,867	$(53,891)	$—
Six months ended June 30, 2008:
Mortgage loans held for sale transferred from mortgage loans held for investment(1)	$—	$363,354	$2,042,953	$2,406,307	$—	$(19,477)
Mortgage loans held for investment transferred from mortgage loans held for sale	$—	$1,272,241	$353,301	$1,625,542	$—	$(58,859)

(1)
The mortgage loans transferred from mortgage loans held for investment to mortgage loans held for sale during the quarter ended March 31, 2008, consist of loans that had been carried as part of the mortgage loan investment portfolio for an average of 4.0 years. No such transfers were made during the quarter ended June 30, 2008.

Note 6—Derivative Financial Instruments

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        The Company manages interest rate risk with derivative financial instruments and by the structure of its activities as follows:

  •
  The Company uses various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of its IRLCs, mortgage loans held by the Company pending sale ("Mortgage Loan Inventory"), MSRs, retained interests, trading securities, and a portion of its debt.

  •
  Structurally, the Company manages interest rate risk in its mortgage banking activities through the natural counterbalance of its loan production and servicing businesses while using portfolios of financial instruments, including derivatives, to separately moderate interest rate driven changes in value of these businesses' assets. However, the market disruption that began in the latter part of 2007 has impacted the availability and the cost of derivative financial instruments used to manage Market Spread-driven changes in the value of our mortgage banking assets. Although separate portfolios of financial instruments were maintained to manage the interest rate risk inherent in the mortgage banking assets, the Company managed its aggregate changes in value of those assets arising from Market Spread risk during the six months ended June 30, 2008 by relying more on the opposing Market Spread risk inherent in the loan production and loan servicing assets. Specifically, as Market Spreads widen the value of our IRLCs and Mortgage Loan Inventory generally decrease while the value of MSRs increase. Accordingly, Market Spread related changes in the value of sector assets and the related hedge instruments (collectively the "Position") were allocated between loan production activities and loan servicing activities in the six months ended June 30, 2008.

  •
  The Company manages interest rate risk relating to its portfolios of investment securities of loans held for investment largely by funding interest-earning assets with liabilities of similar duration or a combination of derivative instruments and certain liabilities that create repricing characteristics that closely reflect the repricing behaviors of those assets.

Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments

        The Company actively manages the risk profiles of its IRLCs and Mortgage Loan Inventory on a daily basis. To manage the price risk associated with the IRLCs, the Company generally uses a combination of net forward sales of MBS and put and call options on MBS, Treasury futures and Eurodollar futures. The Company generally enters into forward sales of MBS in an amount equal to the portion of the IRLCs expected to close, assuming no change in mortgage interest rates. The Company acquires put and call options to protect against the variability of loan closings caused by changes in mortgage rates. The Company may enter into credit default swaps as part of its management of Market Spread risk.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        During the six months ended June 30, 2008, the interest rate risk management activities associated with 14% of the fixed-rate mortgage loan inventory and 11% of the adjustable-rate mortgage loan inventory were accounted for as fair value hedges. These percentages decreased from prior periods because the Company began accounting for a substantial portion of its inventory at estimated fair value. For the six months ended June 30, 2008 and 2007, the Company recognized pre-tax losses of $18.7 million and $6.4 million, respectively, representing the ineffective portion of the hedges of its Mortgage Loan Inventory that qualified as fair value hedges.

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

        The following table summarizes the activity for derivative contracts included in the Servicing Hedge expressed by notional amounts:

	Balance, December 31, 2007	Additions	Dispositions/ Expirations	Balance, June 30, 2008
	(in millions)
Interest rate swaptions	$102,410	$93,200	$(98,690)	$96,920
Interest rate swaps	47,675	100,251	(71,090)	76,836
Treasury futures	45,000	21,678	(21,678)	45,000
Call options on interest rates futures	15,500	96,550	(112,050)	—
Mortgage forward rate agreements	13,000	51,100	(15,000)	49,100
MBS forward contracts	9,500	90,830	(94,550)	5,780

Risk Management Activities Related to Issuance of Long-Term Debt

        The Company has entered into interest rate swap contracts in which the rate received is fixed and the rate paid is adjustable and is indexed to LIBOR. These interest rate swaps enable the Company to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $2.3 billion as of June 30, 2008) and a portion of its foreign currency-denominated fixed and floating-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $4.0 billion as of June 30, 2008). These transactions are generally designated as fair value hedges. For the six months ended June 30, 2008 and 2007, the Company recognized pre-tax gains of $58.2 million and $9.8 million, respectively, representing the ineffective portion of its fair value hedges of debt.

Risk Management Activities Related to Deposit Liabilities

        The Company has entered into interest rate swap contracts that have the effect of converting a portion of its fixed-rate deposit liabilities to LIBOR-based variable-rate deposit liabilities. These transactions are designated as fair value hedges. For the six months ended June 30, 2008 and 2007, the Company recognized a pre-tax loss of $10.0 million and pre-tax gains of $0.3 million, respectively, representing the hedge ineffectiveness related to these contracts.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio

        The Company is exposed to price changes in its trading portfolio of fixed-income securities, primarily MBS, held in connection with its broker-dealer activities. To manage the price risk that results from interest rate changes during the period it holds the securities, the Company utilizes derivative instruments including forward sales/purchases of To-Be-Announced ("TBA") MBS, interest rate futures contracts, interest rate swaps, total rate of return swaps, put/call options on interest rate futures contracts, interest rate caps, receiver swaptions, credit default swaps and forward rate agreements.

Note 7—Mortgage Loans Held for Sale

        Mortgage loans held for sale include the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Mortgage loans carried at estimated fair value:
Prime	$7,225,291	$—
Subprime	1,328,074	—
Commercial real estate	84,813	—

	8,638,178	—

Mortgage loans carried at lower of amortized cost or estimated fair value:
Prime	2,880,816	7,815,880
Subprime	2,432	3,038,980
Prime home equity	25,964	82,131
Commercial real estate	270,938	1,055,343
Deferred premiums, discounts, fees and costs, net	44,104	(167,945)
Lower of cost or market valuation allowance	(46,070)	(143,115)

	3,178,184	11,681,274

	$11,816,362	$11,681,274

        The Company generally estimates the fair value of loans held for sale based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation models intended to approximate the amounts that would be received from a third party. We regularly compare the values developed from our valuation models to executed trades to assure that the valuations are reflective of actual sale prices. However, due to the illiquidity of the mortgage marketplace at June 30, 2008, which resulted in a lack of executed trades that could be used to assure that the valuations are reflective of fair value, it was necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and to apply more judgment to the valuations of non-conforming prime, prime home equity and subprime loans, which represented approximately 18% of mortgage loans held for sale excluding loans secured by commercial real estate at June 30, 2008.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        At June 30, 2008, the Company had pledged mortgage loans held for sale with unpaid principal balances totaling $1.3 billion and $0.3 billion to secure collateral for asset-backed secured financings and secure Federal Home Loan Bank ("FHLB") advances, respectively.

        At December 31, 2007, the Company had pledged mortgage loans held for sale with unpaid principal balances totaling $0.3 billion, $0.01 billion, $4.4 billion and $0.8 billion to secure a secured revolving line of credit, securities sold under agreements to repurchase, collateral for asset-backed secured financings and to secure FHLB advances, respectively.

Note 8—Trading Securities and Trading Securities Sold, Not Yet Purchased

        Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	June 30, 2008	December 31, 2007
	(in thousands)
U.S. Treasury securities	$—	$3,974,806
Agency mortgage pass-through securities	2	13,767,268
Obligations of U.S. Government-sponsored enterprises	—	781,470
Collateralized mortgage obligations	255,859	1,988,054
Asset-backed securities	55,072	121,582
Interest-only securities	808,191	404,364
Residual securities	5,310	857
Mark-to-market on TBA securities	37,226	67,213
Derivative financial instruments	31,339	231,587
Other	2	5,406

	$1,193,001	$21,342,607

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Trading securities by credit rating were as follows:

	June 30, 2008
		Credit Rating
	Total(1)	AAA	AA	A	<A	Not Rated(2)
	(in thousands)
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency mortgage pass-through securities	2	2	—	—	—	—
Collateralized mortgage obligations	255,859	227,718	6,266	1,119	19,362	1,394
Asset-backed securities	55,072	9,525	32,052	1,025	12,470	—
Interest-only securities	808,191	490,445	—	—	—	317,746
Residual securities	5,310	23	—	612	1,129	3,546
Other	2	—	—	—	—	2

	$1,124,436	$727,713	$38,318	$2,756	$32,961	$322,688

(1)
Derivative financial instruments, including mark-to-market on TBA securities, are not included in this table as derivative financial instruments are contracts between Countrywide and a counterparty. Such contracts are not rated by the rating agencies. Countrywide manages its derivatives counterparty risk by entering into derivatives only with creditworthy counterparties and limiting its exposure to individual counterparties.

(2)
These securities are generally not rated due to their illiquidity and the absence of significant trading activity.

        As of June 30, 2008, $133.2 million of the Company's trading securities had been pledged as collateral for financing purposes. None of the financing agreements provided the counterparties with the contractual right to sell or re-pledge the trading securities.

        As of December 31, 2007, $15.4 billion of the Company's trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $6.8 billion.

        Trading securities sold, not yet purchased, include the following:

	June 30, 2008	December 31, 2007
	(in thousands)
U.S. Treasury securities	$—	$2,744,206
Obligations of U.S. Government-sponsored enterprises	—	401,298
Mark-to-market on TBA securities	17,359	196,733
Derivative financial instruments	14,053	343,782
Other	3	959

	$31,415	$3,686,978

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9—Securities Purchased Under Agreements to Resell, Securities Borrowed and Federal Funds Sold

        The following table summarizes securities purchased under agreements to resell, securities borrowed and federal funds sold:

	June 30, 2008	December 31, 2007
	(in thousands)
Securities purchased under agreements to resell	$2,874,086	$5,384,569
Securities borrowed	—	928,857
Federal funds sold	3,775,000	3,327,453

	$6,649,086	$9,640,879

        As of June 30, 2008, the Company had accepted collateral related to securities purchased under agreements to resell and securities borrowed with a fair value of $5.8 billion that it had the contractual ability to sell or re-pledge, including $3.2 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of June 30, 2008, the Company had re-pledged $4.9 billion of such collateral for financing purposes.

        Through June 30, 2008, the Company had an informal agreement with one of its primary securities custodial banks to have on deposit adequate cash to ensure orderly clearance and settlement of securities and financing transactions on the date of settlement. At June 30, 2008, Countrywide had $0.5 billion on deposit with the custodial bank available to clear future transactions.

        As of December 31, 2007, the Company had accepted collateral related to securities purchased under agreements to resell and securities borrowed with a fair value of $17.6 billion, that it had the contractual ability to sell or re-pledge, including $9.0 billion related to amounts offset by securities sold under agreements to repurchase under master netting arrangements. As of December 31, 2007, the Company had re-pledged $14.3 billion of such collateral for financing purposes.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10—Loans Held for Investment, Net

        Loans held for investment include the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Mortgage loans:
Prime
Pay option and payment advantage	$26,409,335	$28,509,138
Other	30,071,783	25,517,950

	56,481,118	54,027,088
Prime home equity	32,864,577	34,539,144
Subprime	2,454,542	2,725,407
Commercial real estate	181,390	265,845

Total mortgage loans	91,981,627	91,557,484

Defaulted FHA-insured and VA-guaranteed loans repurchased from securities	3,411,386	2,691,563
Warehouse lending advances secured by mortgage loans	904,647	887,134

	96,297,660	95,136,181
Premiums, discounts and deferred loan origination fees and costs, net	(469,411)	(363,560)
Allowance for loan losses	(5,035,651)	(2,399,491)

	90,792,598	92,373,130
Mortgage Loans Held in SPEs	3,438,392	5,627,583

Loans held for investment, net	$94,230,990	$98,000,713

        Loans are transferred from mortgage loans held for sale to mortgage loans held for investment when the Company makes the decision to hold such loans for the foreseeable future, which has been defined as the next twelve months, and has made an assessment that the Company has the ability to hold them for that time. During the six months ended June 30, 2008, the Company transferred prime, prime home equity and subprime mortgage loans with an unpaid principal balance of $1.5 billion, $0.1 billion and $0.1 billion, respectively, from mortgage loans held for sale to mortgage loans held for investment, as management made the decision in the first six months of 2008 to hold those loans for the foreseeable future. In connection with these transfers, impairment in the amount of $73.4 million was recorded as a component of gain on sale of loans and securities.

        Mortgage loans with unpaid principal balances totaling $58.8 billion and $62.6 billion were pledged to secure FHLB advances and to enable additional borrowings from the FHLB at June 30, 2008 and December 31, 2007, respectively.

        Mortgage loans held for investment with unpaid principal balances totaling $7.4 billion and $6.0 billion were pledged to secure an unused borrowing facility with the Federal Reserve Bank ("FRB") at June 30, 2008 and December 31, 2007, respectively.

        Mortgage loans held for investment with unpaid principal balances totaling $0.5 billion were pledged to secure securities sold under agreements to repurchase at June 30, 2008.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Defaulted FHA-insured and VA-guaranteed loans repurchased from securities totaling $1.3 billion were pledged to secure securities sold under agreements to repurchase at December 31, 2007. No amounts were pledged at June 30, 2008.

        Mortgage loans with unpaid principal balances totaling $1.9 billion were pledged to secure a revolving line of credit at December 31, 2007. No amounts were pledged at June 30, 2008.

        Mortgage loans held in special purpose entities ("SPEs") with carrying values totaling $3.4 billion and $5.6 billion were pledged to secure asset-backed secured financings at June 30, 2008 and December 31, 2007, respectively. These amounts included $0.2 billion and $0.3 billion of real estate acquired in settlement of loans as of June 30, 2008 and December 31, 2007, respectively. These assets were re-recognized on the Company's consolidated balance sheets at their estimated fair value after management concluded that certain securities collateralized by these loans it had reacquired as part of its market-making activities would be held for an other-than-temporary period. The carrying value of the mortgage loans held in SPEs includes fair value discounts of $862.1 million and $960.7 million at June 30, 2008 and December 31, 2007, respectively.

        As of both June 30, 2008 and December 31, 2007, the Company had accepted mortgage loan collateral securing warehouse lending advances of $1.0 billion, that it had the contractual ability to re-pledge.

        The Company modified loans for borrowers who would not be able to obtain refinancing from other lenders under the modified terms. Other loans were modified to retain borrowers with good payment history but the modifications were considered to represent credit concessions. These transactions were classified as troubled debt restructurings. The majority of these transactions involved modifications of current loans from payment option adjustable-rate mortgage ("ARM") loans to payment advantage ARM loans with interest rates that are fixed for five years. Because these modifications were made at terms not comparable to market terms that would be offered if the modified loans were fully underwritten, the Company categorized these transactions as troubled debt restructurings.

        Troubled debt restructurings at June 30, 2008 and December 31, 2007 totaled $1.2 billion and $282.6 million, respectively, the majority of which were the conversions of current payment-option ARM loans to payment-advantage ARM loans. Of the troubled debt restructurings, $1.1 billion and $6.3 million were on accrual status as of June 30, 2008 and December 31, 2007, respectively. An impairment allowance of $117.2 million and $11.0 million relating to these loans is included in the allowance for loan losses as of June 30, 2008 and December 31, 2007, respectively. Management considered $28.8 million and $37.3 million of warehouse lending loans to be impaired as of June 30, 2008 and December 31, 2007, respectively. The average investment in impaired loans, consisting of troubled debt restructurings and nonperforming warehouse lines of credit, during the six months ended June 30, 2008 was $784.9 million and none during the six months ended June 30, 2007.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Changes in the allowance for loan losses, the composition of the provision for loan losses and the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Balance, beginning of period	$3,351,304	$464,131	$2,399,491	$326,817
Provision for loan losses before estimated pool mortgage insurance recoveries	2,614,321	368,811	4,172,399	544,774
Charge-offs	(942,020)	(157,447)	(1,571,623)	(198,516)
Recoveries	12,046	3,060	35,384	5,480

Balance, end of period	$5,035,651	$678,555	$5,035,651	$678,555

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Provision for loan losses before estimated pool mortgage insurance recoveries	$2,614,321	$368,811	$4,172,399	$544,774
Change in estimate of amounts recoverable from pool mortgage insurance	(283,396)	(75,887)	(340,122)	(99,888)

Provision for loan losses	$2,330,925	$292,924	$3,832,277	$444,886

	June 30,
	2008	2007
	(in thousands)
Allowance for loan losses	$5,035,651	$678,555
Estimated amount recoverable from pool mortgage insurance	(895,925)	(165,651)

Allowance for loan losses, net of estimated pool mortgage insurance	$4,139,726	$512,904

        The Company has recorded a liability for losses on unfunded loan commitments in accounts payable and accrued liabilities totaling $63.7 million and $38.4 million at June 30, 2008 and December 31, 2007, respectively. The provision for these losses is recorded in other expenses. The following is a summary of changes in the liability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Balance, beginning of period	$65,835	$13,759	$38,384	$8,104
Provision for losses on unfunded loan commitments	(2,181)	4,463	25,270	10,118

Balance, end of period	$63,654	$18,222	$63,654	$18,222

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11—Investments in Other Financial Instruments, at Estimated Fair Value

        Investments in other financial instruments include the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Securities accounted for as available-for-sale:
Prime non-agency mortgage-backed securities	$13,421,562	$16,328,280
Prime agency mortgage-backed securities	1,645,915	2,944,210
Subprime mortgage-backed securities	786	35
Obligations of U.S. Government-sponsored enterprises	145,901	255,205
Municipal bonds	167,707	419,540
U.S. Treasury securities	88,433	92,900
Corporate bonds	97,596	74,643

Investment securities	15,567,900	20,114,813

Interests retained in securitization—non credit-sensitive:
Mortgage-backed pass-through securities	34,616	37,567
Prime interest-only and principal-only securities	227,924	256,832
Prepayment penalty bonds	6,615	9,516

Total interests retained in securitization—non credit-sensitive	269,155	303,915

Interests retained in securitization—credit-sensitive(1):
Mortgage-backed pass-through securities	176	281
Prime residual securities	9,254	8,026
Prime home equity retained interests	77,175	94,112
Subprime retained interests	27,382	29,770

Total interests retained in securitization—credit-sensitive(1)	113,987	132,189

Total securities accounted for as available-for-sale	15,951,042	20,550,917

Financial instruments with changes in unrealized gains and losses recognized in earnings in the period of change:
Securities accounted for as trading:
Interests retained in securitization—non credit-sensitive:
Mortgage-backed pass-through securities	175,879	559,880
Prime interest-only and principal-only securities	730,759	745,160
Prepayment penalty bonds	45,979	70,401
Interest rate swaps	—	50

Total interests retained in securitization—non credit-sensitive	952,617	1,375,491

Interests retained in securitization—credit-sensitive(1):
Mortgage-backed pass-through securities	22,907	34,424
Prime residual securities	20,479	12,531
Prime home equity retained interests	76,916	328,569
Subprime retained interests	54,518	263,278

Total interests retained in securitization—credit-sensitive(1)	174,820	638,802

Servicing Hedge principal-only securities	—	908,358
Municipal bonds	358,390	—
Corporate bonds	75,638	72,685

Total securities accounted for as trading	1,561,465	2,995,336

Hedging and pipeline derivatives	1,335,490	2,271,406

Total financial instruments with changes in unrealized gains and losses recognized in earnings in the period of change	2,896,955	5,266,742

Total investments in other financial instruments	$18,847,997	$25,817,659

(1)
Credit-sensitive securities retained in securitization includes securities that are expected to absorb credit losses from interests that are senior in the securitization structure.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Investments in other financial instruments by credit rating were as follows:

	June 30, 2008
		Credit Rating
	Total(1)	AAA	AA	A	<A	Not Rated(2)
	(in thousands)
Securities accounted for as available-for-sale:
Prime non-agency mortgage-backed securities	$13,421,562	$13,325,612	$63,024	$21,798	$11,128	$—
Prime agency mortgage-backed securities	1,645,915	1,645,915	—	—	—	—
Sub prime mortgage-backed securities	786	786	—	—	—	—
Obligations of U.S. Government-sponsored enterprises	145,901	145,901	—	—	—	—
Municipal bonds	167,707	55,775	95,059	16,873	—	—
U.S. Treasury securities	88,433	88,433	—	—	—	—
Corporate bonds	97,596	97,546	—	50	—	—

Investment securities	15,567,900	15,359,968	158,083	38,721	11,128	—

Interests retained in securitization—non credit-sensitive:
Mortgage-backed pass-through securities	34,616	22,511	12,105	—	—	—
Prime interest-only and principal-only securities	227,924	201,821	—	—	—	26,103
Prepayment penalty bonds	6,615	535	—	—	—	6,080

Total interests retained in securitization—non credit-sensitive	269,155	224,867	12,105	—	—	32,183

Interests retained in securitization—credit-sensitive:
Mortgage-backed pass-through securities	176	—	—	—	176	—
Prime residual securities	9,254	—	—	—	—	9,254
Prime home equity retained interests	77,175	—	—	—	—	77,175
Subprime retained interests	27,382	4,548	—	—	—	22,834

Total interests retained in securitization—credit-sensitive	113,987	4,548	—	—	176	109,263

Total securities accounted for as available-for-sale	$15,951,042	$15,589,383	$170,188	$38,721	$11,304	$141,446

Financial instruments with changes in unrealized gains and losses recognized in earnings in the period of change:
Securities accounted for as trading:
Interests retained in securitization—non credit-sensitive:
Mortgage-backed pass-through securities	$175,879	$116,153	$29,463	$23,373	$6,890	$—
Prime interest-only and principal-only securities	730,759	730,759	—	—	—	—
Prepayment penalty bonds	45,979	—	—	—	—	45,979

Total interests retained in securitization—non credit-sensitive	952,617	846,912	29,463	23,373	6,890	45,979

Interests retained in securitization—credit-sensitive:
Mortgage-backed pass-through securities	22,907	—	—	—	21,387	1,520
Prime residual securities	20,479	—	—	—	—	20,479
Prime home equity retained interests	76,916	—	—	—	—	76,916
Subprime retained interests	54,518	—	—	—	—	54,518

Total interests retained in securitization—credit-sensitive	174,820	—	—	—	21,387	153,433

Municipal bonds	358,390	111,285	174,002	61,817	11,286	—
Corporate bonds	75,638	3,956	13,367	42,093	16,222	—

Total securities accounted for as trading	1,561,465	962,153	216,832	127,283	55,785	199,412

Total investments in other financial instruments	$17,512,507	$16,551,536	$387,020	$166,004	$67,089	$340,858

(1)
Hedging and mortgage pipeline derivative financial instruments are not included in this table as derivatives are contracts between Countrywide and a counterparty and are not rated by the rating agencies. Countrywide manages its derivatives counterparty risk by entering into derivatives only with creditworthy counterparties and limiting its exposure to individual counterparties.

(2)
These securities are generally not rated due to their illiquidity and the absence of significant trading activity.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        At June 30, 2008, the Company had pledged $0.8 billion of investments in other financial instruments to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge. At June 30, 2008, the Company had pledged $0.05 billion of MBS to secure its derivative instrument liabilities and $0.03 billion of MBS to secure a borrowing facility with the FRB.

        At December 31, 2007, the Company had pledged $0.08 billion of MBS to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge. At December 31, 2007, the Company had also pledged $0.01 billion of MBS to secure margin calls on derivative instruments and $1.6 billion of MBS to secure a borrowing facility with the FRB.

        At June 30, 2008 and December 31, 2007, the Company had pledged $12.4 billion and $13.4 billion of MBS to enable future borrowings with the FHLB.

        Amortized cost and fair value of available-for-sale securities were as follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Prime non-agency mortgage-backed securities	$15,196,885	$3,926	$(1,779,249)	$13,421,562
Prime agency mortgage-backed securities	1,650,082	10,290	(14,457)	1,645,915
Subprime mortgage-backed securities	802	—	(16)	786
Obligations of U.S. Government-sponsored enterprises	141,468	4,433	—	145,901
Municipal bonds	167,214	851	(358)	167,707
U.S. Treasury securities	84,682	3,779	(28)	88,433
Interests retained in securitization	372,322	65,242	(54,422)	383,142
Corporate bonds	97,288	1,464	(1,156)	97,596

	$17,710,743	$89,985	$(1,849,686)	$15,951,042

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Prime non-agency mortgage-backed securities	$16,734,057	$10,147	$(415,924)	$16,328,280
Prime agency mortgage-backed securities	2,942,460	18,628	(16,878)	2,944,210
Subprime mortgage-backed securities	35	—	—	35
Obligations of U.S. Government-sponsored enterprises	249,826	5,379	—	255,205
Municipal bonds	415,420	4,678	(558)	419,540
U.S. Treasury securities	89,142	3,760	(2)	92,900
Interests retained in securitization	392,966	63,690	(20,552)	436,104
Corporate bonds	72,519	2,127	(3)	74,643

	$20,896,425	$108,409	$(453,917)	$20,550,917

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        The Company's available-for-sale securities in an unrealized loss position were as follows:

	June 30, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Prime non-agency mortgage-backed securities	$7,031,496	$(917,859)	$5,195,697	$(861,390)	$12,227,193	$(1,779,249)
Prime agency mortgage-backed securities	447,927	(5,987)	491,375	(8,470)	939,302	(14,457)
Subprime mortgage-backed securities	633	(4)	153	(12)	786	(16)
Municipal bonds	—	—	53,366	(358)	53,366	(358)
U.S. Treasury securities	3,483	(28)	—	—	3,483	(28)
Interests retained in securitization	46,095	(15,876)	111,306	(38,546)	157,401	(54,422)
Corporate Bonds	34,426	(1,156)	50	—	34,476	(1,156)

	$7,564,060	$(940,910)	$5,851,947	$(908,776)	$13,416,007	$(1,849,686)

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Grosse Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Prime non-agency mortgage-backed securities	$10,000,860	$(262,031)	$3,210,776	$(153,893)	$13,211,636	$(415,924)
Prime agency mortgage-backed securities	196,561	(842)	833,354	(16,036)	1,029,915	(16,878)
Municipal bonds	11,144	(63)	99,658	(495)	110,802	(558)
U.S. Treasury securities	—	—	7,498	(2)	7,498	(2)
Interests retained in securitization	14,720	(887)	114,343	(19,665)	129,063	(20,552)
Corporate Bonds	305	(3)	50	—	355	(3)

	$10,223,590	$(263,826)	$4,265,679	$(190,091)	$14,489,269	$(453,917)

        The Company's Asset/Liability Committee ("ALCO") assesses securities classified as available-for-sale for other-than-temporary impairment on a quarterly basis. This assessment evaluates whether the Company intends to and is able to recover the amortized cost of the securities when taking into account the Company's present investment objectives and liquidity requirements and whether the creditworthiness of the issuer calls the realization of contractual cash flows into question.

        During the six months ended June 30, 2008, ALCO determined that it was no longer reasonably assured that the decline in value would be recovered during the holding period of certain prime non-agency mortgage-backed securities. Such securities had a carrying value of $1.5 billion when this determination was made. As a result of this determination, unrealized losses recorded in accumulated other comprehensive income totaling $0.5 billion were transferred to earnings during the six months ended June 30, 2008. No such losses were recorded during the six months ended June 30, 2007.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Gross gains and losses realized on the sales of available-for-sale securities (excluding recognition of other than temporary impairment) were as follows:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Prime agency mortgage-backed securities:
Gross realized gains	$11,493	$11
Gross realized losses	(2,115)	—

Net	9,378	11

Prime non-agency mortgage-backed securities:
Gross realized gains	90	—
Gross realized losses	(3,394)	—

Net	(3,304)	—

Municipal bonds:
Gross realized gains	—	75
Gross realized losses	—	(857)

Net	—	(782)

Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	1,608	—
Gross realized losses	—	—

Net	1,608	—

Interests retained in securitization:
Gross realized gains	—	1,615
Gross realized losses	(1,599)	(12)

Net	(1,599)	1,603

Total gains and losses on available-for-sale securities:
Gross realized gains	13,191	1,701
Gross realized losses	(7,108)	(869)

Net	$6,083	$832

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12—Mortgage Servicing Rights, at Estimated Fair Value

        The activity in MSRs was as follows:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Balance at beginning of period	$18,958,180	$16,172,064
Additions:
Servicing resulting from transfers of financial assets	1,730,344	4,156,287
Purchases	7,420	184,511

Total additions	1,737,764	4,340,798
Less sales	(1,307,571)	—
Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	435,295	1,231,513
Other changes in fair value(2)	(1,421,278)	(1,657,007)

Balance at end of period	$18,402,390	$20,087,368

(1)
Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)
Represents changes due to realization of expected cash flows.

        As detailed in Note 2—Subsequent Events—Merger and Subsequent Transactions with Bank of America Corporation, on July 2, 2008, the Company sold two entities that hold the partnership interests in the Company's primary loan servicing subsidiary, Servicing LP, to NBHC. Servicing LP's assets included $15.3 billion of the Company's MSRs at June 30, 2008.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13—Other Assets

        Other assets include the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Reimbursable servicing advances, net	$5,216,792	$3,981,703
Investments in FRB and FHLB stock	1,993,036	2,172,987
Real estate acquired in settlement of loans	952,329	807,843
Estimated amounts recoverable from pool mortgage insurance	895,925	555,803
Interest receivable	633,097	932,477
Receivables from custodial accounts	382,813	387,509
Capitalized software, net	379,172	385,276
Prepaid expenses	326,595	374,943
Cash surrender value of assets held in trust for deferred compensation plans	292,039	307,902
Cash surrender value of Company-owned life insurance	221,500	229,835
Margin accounts	219,369	669,391
Mortgage guaranty insurance tax and loss bonds	188,667	165,066
Securities broker-dealer receivables	87,489	203,206
Restricted cash	75,565	86,078
Receivables from sale of securities	12,720	98,021
Other	870,043	1,192,735

	$12,747,151	$12,550,775

        The Company had pledged $0.01 billion of receivables from sale of securities to secure securities sold under agreements to repurchase at June 30, 2008 and December 31, 2007.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14—Deposit Liabilities

        Deposit liabilities include the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Non-interest-bearing checking accounts	$729,152	$457,487
Retail savings and money market accounts:
Retail	9,724,721	8,268,969
Brokered	1,715,642	3,159,124
Commercial money market accounts	219,015	892,085
Time deposits:
Retail	31,095,961	25,119,310
Brokered	7,575,540	9,107,958
Commercial
Premier business banking	502,437	545,118
Other	41,486	42,711

	543,923	587,829

	39,215,424	34,815,097
Company-administered custodial deposit accounts(1)	11,192,367	12,591,401

	62,796,321	60,184,163
Basis adjustment through application of hedge accounting	15,601	16,436

	$62,811,922	$60,200,599

(1)
These accounts represent the portion of the investor custodial accounts administered by Countrywide that have been placed on deposit with Countrywide Bank, FSB ("Countrywide Bank" or the "Bank").

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        Substantially all of the time deposits outstanding were interest-bearing. The contractual maturities of those deposits as of June 30, 2008, are shown in the following table:

	Time Deposit Maturities	Weighted Average Rate
	(dollar amounts in thousands)
Quarter ending:
September 30, 2008	$14,650,810	4.88%
December 31, 2008	9,523,683	4.71%
March 31, 2009	2,793,532	4.17%
June 30, 2009	7,400,499	3.98%

Total twelve months ending June 30, 2009	34,368,524	4.58%
Twelve months ending June 30,
2010	1,833,014	4.32%
2011	872,346	4.53%
2012	193,727	4.79%
2013	190,460	4.93%
Thereafter	1,757,353	5.77%

	39,215,424	4.62%
Basis adjustment through application of hedge accounting	15,601

	$39,231,025

Note 15—Securities Sold Under Agreements to Repurchase

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

        At June 30, 2008, repurchase agreements were secured by $0.1 billion of trading securities, $4.9 billion of securities purchased under agreements to resell and securities borrowed, $0.5 billion of loans held for investment, $0.8 billion in investments in other financial instruments and $0.01 billion of other assets. At June 30, 2008, $3.2 billion of the pledged securities purchased under agreements to resell and securities borrowed related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16—Notes Payable

        The following table summarizes notes payable:

	June 30, 2008	December 31, 2007
	(in thousands)
Secured revolving lines of credit	$—	$1,547,648
Unsecured revolving lines of credit	8,120,000	10,820,000
Unsecured bank loans	3,360,000	660,000
Borrowings from the Federal Reserve Bank	—	750,000
Federal Home Loan Bank advances	43,675,000	47,675,000
Medium-term notes:
Floating-rate	8,196,680	10,779,722
Fixed-rate	7,022,293	8,221,445

	15,218,973	19,001,167
Asset-backed secured financings	3,438,391	9,453,478
Asset-backed secured financings at estimated fair value	1,212,252	—
Convertible debentures	4,000,000	4,000,000
Subordinated debt	1,082,726	1,067,010
Junior subordinated debentures	2,193,703	2,219,511
Other	34,546	33,599

	$82,335,591	$97,227,413

Secured Revolving Lines of Credit

        The Company formed a special purpose entity (Park Monaco) to finance inventory with funding provided by a group of bank-sponsored conduits that were financed through the issuance of asset-backed commercial paper. The entity incurred interest based on prevailing money market rates approximating the cost of asset-backed commercial paper. On May 2, 2008, the Company repaid the outstanding balance, and on May 9, 2008, the Company terminated the facility.

        For the six months ended June 30, 2008, the average borrowings under this facility totaled $0.5 billion and the weighted-average interest rate was 4.43%. For the six months ended June 30, 2007, the average borrowings under this facility totaled $0.7 billion and the weighted-average interest rate was 5.34%. At June 30, 2007, the weighted-average interest rate was 5.35%.

        During 2007, the Company had a $4.0 billion master trust facility to finance Countrywide Warehouse Lending ("CWL") receivables backed by mortgage loans through the sale of such receivables to a multi-asset conduit finance company financed by issuing extendable maturity asset-backed commercial paper. At June 30, 2007, the Company had pledged $1.1 billion in loans held for investment to secure this facility. For the six months ended June 30, 2007, the average borrowings under this facility totaled $1.1 billion and the weighted-average interest rate was 5.38%. At June 30, 2007, the weighted-average interest rate was 5.39%. This facility was terminated during 2007.

Unsecured Revolving Lines of Credit and Unsecured Bank Loans

        As of June 30, 2008, the Company had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting the Company to borrow an aggregate maximum total

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

amount of $11.5 billion. In August 2007, the Company borrowed $11.5 billion from these revolving credit facilities, of which $3.4 billion was converted to unsecured term bank loans with maturities through May 2009.

        For the six months ended June 30, 2008, the average outstanding borrowings under the remaining revolving credit facilities totaled $10.0 billion and the weighted-average interest rate was 3.26%. At June 30, 2008, the weighted-average interest rate was 3.22%. No amount was outstanding under this facility at June 30, 2007. For the six months ended June 30, 2008, the average outstanding borrowings under the unsecured bank loan totaled $1.5 billion and the average interest rate was 3.63%. At June 30, 2008, the weighted average interest rate was 3.42%. On July 1, 2008, all amounts owing under these facilities were repaid and the facilities were terminated.

Backup Credit Facilities

        As of June 30, 2008, the Company had pledged $7.4 billion and $0.03 billion of mortgage loans held for investment and MBS, respectively, to secure an unused borrowing facility with the FRB.

Federal Home Loan Bank Advances

        During the six months ended June 30, 2008, the Company obtained $0.5 billion of fixed-rate advances from the FHLB, and repaid $4.5 billion of advances of which, $2.4 billion was fixed-rate. At June 30, 2008, the Company had pledged $58.8 billion and $12.4 billion respectively, of mortgage loans and investments in other financial instruments to secure its outstanding FHLB advances and enable future advances.

        At December 31, 2007, the Company had pledged $62.6 billion and $13.4 billion, respectively, of mortgage loans and investments in other financial instruments to secure its outstanding FHLB advances and enable future advances.

Medium-Term Notes

        During the six months ended June 30, 2008, the Company did not issue any medium-term notes and redeemed $4.1 billion of maturing medium-term notes.

        As of June 30, 2008, $4.0 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Swiss Francs, Pounds Sterling, Canadian Dollars, Australian Dollars and Euros. These notes have been effectively converted to U.S. dollar-denominated debt through currency swaps.

Asset-Backed Secured Financings

        The Company records certain mortgage loan securitization transactions as secured borrowings when they do not meet the accounting requirements for sale recognition. The securitization transactions accounted for as secured borrowings totaled $1.2 billion and $3.8 billion at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, the Company had pledged mortgage loans held for sale with unpaid principal balances totaling $2.1 billion and $4.4 billion, respectively, to secure these borrowings.

        In its market-making and trading activities, CSC would reacquire securities with embedded derivatives created in Countrywide loan sales activities. After reacquiring certain of those securities during 2007, the market for non-agency MBS was disrupted. Management subsequently concluded that certain securities it reacquired beginning in 2007 were no longer readily salable. When the Company

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

holds beneficial interests in its securitizations that include embedded derivatives for other-than market making purposes, the applicable accounting standards require that the transactions be re-characterized as financing transactions. As a result, liabilities of $3.4 billion and $5.6 billion and related Mortgage Loans Held in SPEs in loans held for investment were included on the Company's balance sheet at June 30, 2008 and December 31, 2007, respectively.

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

        The Company guarantees the indebtedness of CHL to one of its subsidiary trusts, Countrywide Capital III, which is excluded from the Company's consolidated financial statements. Following is summarized information for that trust:

	June 30, 2008	December 31, 2007
	(in thousands)
Balance Sheets:
Junior subordinated debentures receivable	$205,377	$205,356
Other assets	692	692

Total assets	$206,069	$206,048

Notes payable	$6,175	$6,175
Other liabilities	692	692
Company-obligated guaranteed redeemable capital trust pass-through securities	199,202	199,181
Shareholder's equity	—	—

Total liabilities and shareholder's equity	$206,069	$206,048

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Statements of Operations:
Revenues	$8,321	$8,321
Expenses	(8,321)	(8,321)
Provision for income taxes	—	—

Net earnings	$—	$—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Maturities of Notes Payable

        Maturities of notes payable were as follows:

	Principal, Premiums and Discounts
	Unsecured Revolving Lines of Credit and Bank Loan(1)	All Other Notes Payable	Basis Adjustment	Total
	(in thousands)
Quarter ending:
September 30, 2008	$—	$1,198,970	$62,889	$1,261,859
December 31, 2008	660,000	2,971,786	447,696	4,079,482
March 31, 2009	—	1,807,234	43,002	1,850,236
June 30, 2009	2,700,000	1,823,426	40,582	4,564,008

Total twelve months ending June 30, 2009	3,360,000	7,801,416	594,169	11,755,585
Twelve months ending June 30,
2010	—	13,191,063	4,776	13,195,839
2011	6,580,000	18,478,647	348,947	25,407,594
2012	1,540,000	8,750,312	144,571	10,434,883
2013	—	4,950,117	762	4,950,879
Thereafter	—	16,527,421	63,390	16,590,811

Total	$11,480,000	$69,698,976	$1,156,615	$82,335,591

(1)
On July 1, 2008, the Company terminated these credit facilities and repaid all the outstanding borrowings plus accrued interest and fees.

Note 17—Regulatory and Agency Capital Requirements

        Countrywide Bank is regulated by the Office of Thrift Supervision ("OTS") and is therefore subject to OTS capital requirements. At June 30, 2008, the Bank's regulatory capital ratios and amounts and minimum required capital ratios for the Bank to maintain a "well capitalized" status are as follows based both on its actual balances and proforma balances giving effect to the $5.5 billion capital contribution made by the Company on July 2, 2008:

		Actual		Proforma(2)
	Minimum Required(1)
		Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Capital	5.0%	6.9%	$8,071,716	11.1%	$13,601,716
Risk-Based Capital:
Tier 1	6.0%	11.1%	$8,071,716	18.7%	$13,601,716
Total	10.0%	12.4%	$9,016,959	20.0%	$14,545,788

(1)
Minimum required to qualify as "well capitalized."

(2)
The proforma capital ratios reflect the cash contributed to the Bank. These ratios will decrease as we reinvest the proceeds of the capital contribution into interest earning assets with higher risk weightings.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        The Bank is required by OTS regulations to maintain tangible capital of at least 1.5% of assets. However, the Bank is also required to maintain a tangible equity ratio of at least 2% to avoid being classified as "critically undercapitalized." Critically undercapitalized institutions are subject to the prompt corrective action provisions of the Financial Institution Reform Recovery and Enforcement Act of 1989. The Bank's tangible capital ratio was 6.9% and 8.0% at June 30, 2008 and December 31, 2007, respectively.

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

Note 18—Supplemental Cash Flow Information

        The following table presents supplemental cash flow information:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash used to pay interest	$3,939,669	$5,356,090
Cash (refunded) used to pay income taxes	(704,031)	13,796
Non-cash investing activities:
Transfer of loans from mortgage loans held for sale at lower of cost or estimated fair value to loans held for investment	(1,625,542)	(1,636,114)
Transfer of loans held for investment to mortgage loans held for sale	2,406,307	—
Transfer of real estate acquired in settlement of loans from loans receivable to other assets	865,234	407,302
Servicing resulting from transfers of financial assets	1,730,344	4,156,287
Retention of other financial instruments classified as available-for-sale in securitization transactions	15,852	1,829
Unrealized loss on available-for-sale securities, foreign currency translation adjustments, cash flow hedges and change in unfunded liability relating to defined benefit plans, net of tax	(865,677)	(118,672)
Remeasurement of financial assets and liabilities upon adoption of SFAS 159	34,249	—
Remeasurement of income taxes payable upon adoption of FIN 48	—	(12,719)
Decrease in Mortgage Loans Held in SPEs	2,189,191	—
Non-cash financing activities:
Decrease in asset-backed secured financings	(4,728,777)	—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 19—Net Interest Income

        The following table summarizes net interest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Interest income:
Loans	$1,766,287	$2,150,060	$3,728,520	$4,270,105
Trading securities	142,203	341,932	356,067	660,884
Securities purchased under agreements to resell, securities borrowed and federal funds sold	172,497	613,410	394,117	1,274,689
Investments in other financial instruments	268,451	233,261	538,945	360,752
Other	113,108	160,981	251,456	285,196

Total interest income	2,462,546	3,499,644	5,269,105	6,851,626

Interest expense:
Deposit liabilities	560,831	544,030	1,149,759	1,043,869
Securities sold under agreements to repurchase	208,975	911,104	519,774	1,801,771
Trading securities sold, not yet purchased	19,463	60,375	52,253	122,504
Notes payable	933,575	1,116,212	1,977,786	2,173,445
Other	83,751	139,927	182,262	251,104

Total interest expense	1,806,595	2,771,648	3,881,834	5,392,693

Total net interest income	$655,951	$727,996	$1,387,271	$1,458,933

Note 20—Restructuring Charges

        During the third quarter of 2007, the Company initiated a program to reduce costs and improve operating efficiencies in response to lower mortgage market origination volumes and other market conditions. As part of this plan, the Company expected to incur lease and other contract termination costs. Management recorded restructuring charges totaling $144.6 million in 2007 and recorded an additional $16.1 million in the first six months of 2008. Specific actions taken in 2007 included reducing the workforce by approximately 11,000 and the closure of 259 branches. These reductions occurred in most geographic locations and levels of the organization. The restructuring charges were recorded in the "Other" segment. During the first six months of 2008, the specific actions included reducing the workforce by approximately 1,500.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

        The following table summarizes the restructuring liability balance, recorded in accounts payable and accrued liabilities at June 30, 2008, and related activity during the six months ended June 30, 2008:

				Utilized
	Balance December 31, 2007					Balance June 30, 2008
		Additions	Reversals	Cash	Non-Cash
	(in thousands)
Severance and benefits	$2,959	$3,264	$—	$(6,223)	$—	$—
Lease termination costs	45,399	10,581	—	(24,634)	(5,884)	25,462
Other costs	—	2,228	—	—	(2,228)	—

	$48,358	$16,073	$—	$(30,857)	$(8,112)	$25,462

Note 21—Pension Plans

        The Company provides retirement benefits to its employees using a variety of plans. For employees hired prior to January 1, 2006, the Company has a defined benefit pension plan (the "Pension Plan"). For employees hired after December 31, 2005, the Company makes supplemental contributions to employee 401(k) Plan accounts.

        Net periodic benefit cost for the Pension Plan during the three and six months ended June 30, 2008 and 2007, includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$17,404	$19,400	$34,808	$41,479
Interest cost	7,158	6,355	14,316	12,337
Expected return on plan assets	(5,950)	(5,483)	(11,900)	(10,974)
Amortization of prior service cost	87	87	174	174
Recognized net actuarial loss	—	217	—	217

Net periodic benefit cost	$18,699	$20,576	$37,398	$43,233

Note 22—Segments and Related Information

        The Company has five business segments: Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.

        The Mortgage Banking Segment is comprised of three sectors: Loan Production, Loan Servicing and Loan Closing Services.

        The Loan Production Sector originates prime and subprime loans for sale or securitization through a variety of channels on a national scale. Historically, mortgage banking loan production has occurred in CHL. Over the past several years, the Company has been transitioning this production to its bank subsidiary, Countrywide Bank. Effective January 1, 2008, the Company's production channels have moved into the Bank, completing the migration of substantially all of Countrywide's loan production activities from CHL to the Bank. During the six months ended June 30, 2008, over 97% of Countrywide's mortgage loan production occurred in Countrywide Bank. The mortgage loan production, the related balance sheet and the income relating to the holding and sale of these loans is

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

included in the Mortgage Banking Segment regardless of whether the activity occurred in CHL or the Bank.

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

        The Banking Segment includes Banking Operations—primarily the investment and fee-based activities of Countrywide Bank—together with the activities of Countrywide Warehouse Lending and certain loans held for investment and owned by Countrywide Home Loans. Banking Operations invests in mortgage loans sourced from the Loan Production Sector and mortgage loans and MBS purchased from non-affiliated entities. Countrywide Warehouse Lending provides third-party mortgage lenders with temporary financing secured by mortgage loans.

        The Capital Markets Segment includes the operations of CSC, a registered broker-dealer specializing in the mortgage securities market. It also includes the operations of Countrywide Asset Management Corporation, Countrywide Commercial Real Estate Finance Inc., Countrywide Servicing Exchange, Countrywide Alternative Investments Inc., CSC Futures Inc., Countrywide Capital Markets Asia (H.K.) Limited, CAA Management Inc., Countrywide Sunfish Management LLC and Countrywide Derivative Products, Inc.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

        Financial highlights by operating segments are as follows:

	Three Months Ended June 30, 2008
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$765,710	$(1,115,865)	$98,888	$(251,267)	$(1,827,393)	$(87,699)	$534,364	$12,041	$(2,884)	$(1,622,838)
Intersegment	(3,078)	84,692	(480)	81,134	(57,108)	(295)	(1,812)	30,099	(52,018)	—

Total Revenues	$762,632	$(1,031,173)	$98,408	$(170,133)	$(1,884,501)	$(87,994)	$532,552	$42,140	$(54,902)	$(1,622,838)

Pre-tax Earnings (Loss)	$(135,175)	$(1,406,754)	$33,115	$(1,508,814)	$(2,145,667)	$(170,034)	$12,042	$11,723	$(15,086)	$(3,815,836)

Total Assets at Period End	$14,203,239	$39,731,833	$412,477	$54,347,549	$107,451,467	$5,878,284	$4,298,360	$259,240	$(158,406)	$172,076,494

	Three Months Ended June 30, 2007
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,499,331	$(220,185)	$89,397	$1,368,543	$490,740	$223,744	$390,742	$7,165	$67,463	$2,548,397
Intersegment	14,366	260,886	(138)	275,114	(202,969)	21,013	(1,925)	21,733	(112,966)	—

Total Revenues	$1,513,697	$40,701	$89,259	$1,643,657	$287,771	$244,757	$388,817	$28,898	$(45,503)	$2,548,397

Pre-tax Earnings (Loss)	$492,139	$(200,798)	$28,261	$319,602	$128,910	$109,510	$98,721	$6,688	$1,267	$664,698

Total Assets at Period End	$32,873,872	$33,492,428	$333,244	$66,699,544	$93,464,293	$57,457,168	$3,342,309	$247,572	$(5,626,980)	$215,583,906

        Included in the columns above labeled "Other" are the holding company activities including restructuring charges of $1.5 million during the three months ended June 30, 2008 and certain reclassifications to conform management reporting to the consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30, 2008
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$1,879,048	$(1,709,013)	$196,115	$366,150	$(2,393,666)	$(5,786)	$1,091,226	$24,467	$(26,355)	$(943,964)
Intersegment	(12,098)	197,914	(1,014)	184,802	(141,166)	(763)	(3,927)	59,014	(97,960)	—

Total Revenues	$1,866,950	$(1,511,099)	$195,101	$550,952	$(2,534,832)	$(6,549)	$1,087,299	$83,481	$(124,315)	$(943,964)

Pre-tax Earnings (Loss)	$97,200	$(2,224,300)	$66,290	$(2,060,810)	$(3,106,038)	$(169,037)	$47,543	$22,702	$(42,423)	$(5,308,063)

Total Assets at Period End	$14,203,239	$39,731,833	$412,477	$54,347,549	$107,451,467	$5,878,284	$4,298,360	$259,240	$(158,406)	$172,076,494

	Six Months Ended June 30, 2007
	Mortgage Banking
	Loan Production	Loan Servicing	Closing Services	Total	Banking	Capital Markets	Insurance	Global Operations	Other	Total Consolidated
	(in thousands)
Revenues:
External	$2,660,943	$(348,728)	$174,873	$2,487,088	$1,110,188	$451,535	$761,908	$11,043	$132,411	$4,954,173
Intersegment	16,897	508,385	(138)	525,144	(393,156)	53,878	(3,375)	38,305	(220,796)	—

Total Revenues	$2,677,840	$159,657	$174,735	$3,012,232	$717,032	$505,413	$758,533	$49,348	$(88,385)	$4,954,173

Pre-tax Earnings (Loss)	$662,793	$(301,104)	$58,217	$419,906	$417,004	$241,718	$278,379	$10,694	$(2,208)	$1,365,493

Total Assets at Period End	$32,873,872	$33,492,428	$333,244	$66,699,544	$93,464,293	$57,457,168	$3,342,309	$247,572	$(5,626,980)	$215,583,906

        Included in the columns above labeled "Other" are the holding company activities including restructuring charges of $16.1 million during the six months ended June 30, 2008 and certain reclassifications to conform management reporting to the consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 23—Summarized Financial Information

        Summarized financial information for Countrywide Financial Corporation (parent only) and subsidiaries is as follows:

	June 30, 2008
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets:
Mortgage loans held for sale	$—	$1,684,003	$10,133,395	$(1,036)	$11,816,362
Trading securities, at estimated fair value	168,772	143,085	881,144	—	1,193,001
Securities purchased under agreements to resell, securities borrowed and federal funds sold	—	250,000	9,278,885	(2,879,799)	6,649,086
Loans held for investment, net	620,476	16,167,473	77,463,414	(20,373)	94,230,990
Investments in other financial instruments, at estimated fair value	507,524	750,819	17,611,785	(22,131)	18,847,997
Mortgage servicing rights, at estimated fair value	—	16,371,301	2,031,089	—	18,402,390
Investments in subsidiaries	12,358,342	—	6,579	(12,364,921)	—
Other assets	22,907,320	20,966,276	12,294,253	(35,231,181)	20,936,668

Total assets	$36,562,434	$56,332,957	$129,700,544	$(50,519,441)	$172,076,494

Deposit liabilities	$—	$—	$63,362,940	$(551,018)	$62,811,922
Securities sold under agreements to repurchase	556,959	800,517	5,062,814	(2,875,710)	3,544,580
Notes payable	16,245,277	23,168,348	43,675,000	(753,034)	82,335,591
Other liabilities	9,340,130	29,916,958	7,661,108	(33,953,863)	12,964,333
Equity	10,420,068	2,447,134	9,938,682	(12,385,816)	10,420,068

Total liabilities and equity	$36,562,434	$56,332,957	$129,700,544	$(50,519,441)	$172,076,494

	Six Months Ended June 30, 2008
	Countrywide Financial Corporation (Parent Only)	Countrywide Home Loans, Inc. (Consolidated)	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Statements of Operations:
Revenues	$(33,457)	$(728,500)	$431,550	$(613,557)	$(943,964)
Expenses	12,542	1,126,118	3,800,794	(575,355)	4,364,099
Benefit for income taxes	(17,663)	(701,057)	(1,350,791)	(15,400)	(2,084,911)
Equity in net loss of subsidiaries	(3,194,816)	—	—	3,194,816	—

Net loss	$(3,223,152)	$(1,153,561)	$(2,018,453)	$3,172,014	$(3,223,152)

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 24—Borrower and Investor Custodial Accounts

        As of June 30, 2008 and December 31, 2007, the Company managed $16.5 billion and $19.2 billion, respectively, of borrower and investor custodial cash accounts. These custodial accounts relate to the Company's mortgage servicing activities. Of these amounts, $11.2 billion and $12.6 billion, respectively, were deposited at the Bank, and included in the Company's deposit liabilities as custodial deposit accounts. The remaining balances were deposited with other depository institutions and are not recorded on the Company's balance sheets.

Note 25—Loan Commitments

        The following table summarizes the Company's outstanding contractual loan commitments for the periods indicated:

	June 30, 2008	December 31, 2007
	(in thousands)
Commitments to fund mortgage loans	$18,987,936	$23,940,795
Commitments to fund commercial real estate loans	—	480,872
Undisbursed home equity lines of credit	5,249,554	9,073,370
Undisbursed construction loans	1,058,994	714,896
Undisbursed warehouse lines of credit	936,713	938,089

Note 26—Legal Proceedings

        The Company has been named as a defendant in various legal proceedings involving matters generally incidental to its businesses and also in the following matters.

Equity and Debt Securities Class Action Matters

        The Company has been named as one of the defendants in four putative securities class action cases relating to its equity and debt securities. Two cases have been filed in the U.S. District Court for the Central District of California. One of those cases (entitled In re Countrywide Financial Corp. Securities Litigation) was filed by certain New York state and municipal pension funds ("NY Funds") ostensibly on behalf of purchasers of the Company's common stock and certain other equity and debt securities; the other case (entitled Argent Classic Convertible Arbitrage Fund L.P. v. Countrywide Financial Corp. et al.) was filed ostensibly on behalf of purchasers of certain Series A and B debentures issued in various private placements pursuant to a May 16, 2007 offering memorandum. Both actions assert claims under the antifraud provisions of the federal securities laws. The NY Funds action also asserts claims under the Securities Act of 1933 relating to the public offering of certain securities. Both complaints allege, among other things, that the Company made misstatements (including in certain SEC filings) concerning the nature and quality of its loan underwriting practices and its financial results during the relevant period. These actions seek unspecified compensatory damages, among other remedies. Defendants have filed motions to dismiss these actions.

        The Company also has been named as one of the defendants in two class action cases concerning the Company's common stock pending in Los Angeles Superior Court. One case (entitled Layne v. Countrywide Financial Corp., et al.) was filed ostensibly on behalf of a putative class of participants in the Company's 401(k) retirement plan whose retirement account contributions were voluntarily

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

matched by the Company in the form of shares of Countrywide common stock. This case alleges misstatements in a May 11, 2007 registration statement that the Company filed with the SEC in connection with these shares. The other case (entitled Teratsonian v. Countrywide Financial Corp. et al.) was filed ostensibly on behalf of a putative class of Countrywide employees who received Countrywide common stock under the Company's 2006 equity incentive plan and alleges misstatements in an August 8, 2006 registration statement filed in connection with these shares. The alleged misstatements concern, among other things, the nature and quality of the Company's loan underwriting practices and its financial results during the relevant period. Both cases assert claims under the Securities Act of 1933. The Company intends to ask the Court to dismiss these matters on various grounds.

Mortgage-Backed Securities Related Matters

        The Company has been named as one of the defendants in two putative securities class actions filed in Los Angeles Superior Court relating to the Company's public offering of various mortgage-backed securities. One lawsuit (entitled Luther v. Countrywide Home Loans Servicing LP, et al.) is ostensibly brought on behalf of a class of purchasers of certain mortgage pass-through certificates for which CWALT, Inc. and various issuing trusts filed registration statements; the other case (entitled Washington State Plumbing & Pipefitting Pension Trust v. Countrywide Financial Corporation, et al.) is ostensibly brought on behalf of purchasers of such CWALT, Inc. mortgage pass-through certificates, as well as various other mortgage-backed securities registered by certain other Company subsidiaries. Both lawsuits allege, among other things, that the mortgage loans underlying these securities were not originated in accordance with the underwriting guidelines and processes described in the prospectus supplements issued in connection with the sale of such securities. The complaints seek unspecified compensatory damages, among other relief. In addition, the Company may have indemnification obligations arising from other mortgage-backed securities transactions to the purchasers of those securities or to other parties.

Shareholder Derivative Matters

        The Company has been named as a nominal defendant in two shareholder derivative actions in California. These actions are brought ostensibly on the Company's behalf and do not seek to recover any amounts from the Company. One action (entitled In re Countrywide Financial Corp. Derivative Litigation) was filed by the Arkansas Teachers Retirement System and certain other state and municipal pension funds in the U.S. District Court for the Central District of California (Arkansas); the other action (entitled In re Countrywide Financial Corp. Shareholder Derivative Litigation) was filed by Robert Garber in Los Angeles Superior Court. Both complaints allege, among other things, breaches of fiduciary duty by Company officers and directors, and misstatements in certain SEC filings concerning the Company's loan underwriting practices, financial condition and prospects. After the announcement of the Bank of America/Countrywide merger, plaintiffs in both actions amended their complaints to include merger-related class action claims filed ostensibly on behalf of a putative class of all Countrywide shareholders. The federal court has stayed those merger-related class claims in favor of substantially identical claims pending in the Delaware Court of Chancery, as discussed below in Merger-Related Class Action Matters, and the Los Angeles Superior Court has stayed the entire action in favor of the substantially identical claims pending in California federal court and the Delaware Chancery Court. The federal court has granted in part and denied in part the defendants' motions to dismiss the Arkansas case. Defendants have also moved for judgment on the pleadings seeking

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

dismissal of the Arkansas matter on the grounds that plaintiffs may no longer pursue derivative claims on behalf of the Company because they are no longer Countrywide shareholders after the merger with Bank of America. That motion is pending.

        The Company also has been named as a nominal defendant in a consolidated shareholder derivative action in the U.S. District Court for the District of Delaware (entitled In re Countrywide Financial Corp. Derivative Litigation) that was filed by the International Brotherhood of Electrical Workers. The complaint alleges that certain Company officers and directors breached their fiduciary duty by causing the Company to repurchase its stock at allegedly inflated prices in late 2006 and the spring of 2007. Defendants have moved to dismiss the case on various grounds, including on the grounds that plaintiffs may no longer pursue derivative claims on behalf of the Company because they are no longer Countrywide shareholders.

        A shareholder derivative action (entitled Seymour v. Samuels, et al.) has been filed ostensibly on behalf of Countrywide Capital V ("CCV"), a Delaware trust, against the Company and certain other defendants in the Delaware Court of Chancery by an alleged purchaser of CCV preferred trust securities. The complaint alleges that CCV was harmed when it purchased certain debentures from the Company whose value the complaint claims the Company had artificially inflated. The Company intends to ask the Court to dismiss this matter on various grounds.

        The Company also has been named as one of the defendants in shareholder derivative lawsuits ostensibly brought on behalf of the Federal Home Loan Mortgage Corp. ("Freddie Mac") (entitled Bassman v. Syron, et. al.) in the U.S. District Court for the Southern District of New York, and on behalf of the Federal National Mortgage Association ("Fannie Mae") (entitled Agnes v. Raines, et al.) in the U.S. District Court for the District of Columbia. These complaints allege, among other things, that the Company sold loans to these government-sponsored entities that had not been properly appraised and that the Company misrepresented the appraised value of the loans it sold in the secondary mortgage market. The Company intends to ask the courts in these matters to dismiss them on various grounds.

ERISA Class Action Matters

        Eighteen class action complaints have been filed against the Company and certain other defendants alleging violations of the Employee Retirement Income Security Act of 1974 ("ERISA") in the U.S. District Court for the Central District of California. The complaints principally contend that it was not prudent for the Company to permit employees participating in the Countrywide 401(k) retirement plan to continue to invest in the Company's common stock during a roughly two year period ending in September 2007. The Court has stayed all but the first-filed ERISA class action case (entitled Alvidres v. Countrywide Financial Corp., et al.). The Court has declined to grant defendants' motions to dismiss the complaint in the Alvidres matter, and has granted plaintiff's motion to certify the case as a class action on behalf of current participants in the Company 401(k) plan.

Indenture Trustee Suit

        The Company has been named as a defendant in a case filed in the Delaware Court of Chancery by the Bank of New York Mellon in its capacity as indenture trustee with respect to certain Series B floating rate convertible senior debentures due 2037 having a principal amount of $2 billion and issued by the Company under an indenture dated as of May 22, 2007 (the "Indenture"). The complaint alleges, among other things, that the Company's merger with Bank of America constituted a

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

"Fundamental Change" as defined in the Indenture which allegedly requires the Company to repurchase such of the debentures as are surrendered for payment in accordance with the terms of the Indenture and seeks, among other relief, an order requiring the Company to repurchase such debentures.

Merger-Related Class Action Matters

        Various class action lawsuits and claims relating to the Company's merger with Bank of America have been filed against the Company and other defendants in Los Angeles Superior Court, the U.S. District Court for the Central District of California, and the Delaware Court of Chancery on behalf of a putative class of all Countrywide shareholders. These lawsuits allege, among other things, that the Company's directors breached their fiduciary duties by entering into the merger agreement with Bank of America. The merger-related claims in the California courts have been stayed in favor of the Delaware litigation (entitled In re Countrywide Financial Corp. Shareholder Litigation), which has been settled in principle. The proposed settlement is subject to court approval.

Regulatory Matters

        From time to time the Company is subject to investigations and reviews in the ordinary course of business involving various regulatory agencies, including the SEC and various state attorneys general, and in connection therewith such regulatory agencies request materials from us pertaining to our business operations and other matters. It is the Company's policy to fully cooperate with such regulatory investigations and reviews, and, where appropriate, to take remedial action.

        Certain state and local government officials have filed proceedings against the Company, including lawsuits brought by the state attorneys general of California, Connecticut, Florida and Illinois in their respective state courts. These lawsuits allege, among other things, that the Company violated state consumer protection laws by allegedly engaging in deceptive marketing practices designed to increase the volume of loans it originated and then sold into the secondary market. These lawsuits seek, among other remedies, monetary penalties and, in the Connecticut and Illinois actions, rescission or repurchase of mortgage loans made to Connecticut and Illinois consumers and in the Illinois action an injunction against foreclosure proceedings in certain circumstances. The Director of the Washington State Department of Financial Institutions also has commenced an administrative proceeding against the Company alleging, among other things, that the Company did not provide borrowers with certain required disclosures and that the loan products made available to Washington borrowers of protected races or ethnicities were less favorable than those the Company made available to other, similarly situated borrowers. This proceeding seeks, among other things, a monetary fine and an order barring the Company from making consumer loans in the State for five years.

        The Company also has responded to subpoenas from the SEC, which has advised the Company that it is conducting a formal investigation. Beginning in March 2008, certain news media reported that numerous industry participants, including the Company, were subject to an investigation by the Federal Bureau of Investigation ("FBI") in connection with mortgage business practices. The Department of Justice ("DOJ") has stated to the Company that the DOJ cannot confirm or deny whether the FBI is conducting an investigation of the Company.

        The Federal Trade Commission has issued Civil Investigative Demands for Documentary Material and for Written Interrogatories and Report ("CIDs"). The CIDs direct the Company to provide various documents and items of information in connection with an investigation by the agency regarding

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

whether any laws administered by the Commission have been violated in connection with certain aspects of the Company's loan servicing activities. The Company is cooperating with the investigation.

        Although management believes it has meritorious defenses to each of these proceedings and intends to defend them vigorously, it is difficult to predict the resulting outcome of such proceedings, particularly where investigations and other proceedings are in their early stages. Given the inherent difficulty in predicting the outcome of legal proceedings, management cannot estimate losses or ranges of losses for legal proceedings where there is only a reasonable possibility that a loss may be incurred, such as those discussed above. The Company provides for potential losses that may arise out of legal proceedings to the extent such losses are deemed probable and can be estimated. Although the ultimate outcome of the Company's legal proceedings discussed above cannot be ascertained at this time, management believes that any resulting liability will not materially affect its consolidated financial position; such resolution, however, could be material to its operating results for a particular future period depending upon the outcome of the proceedings and the operating results for a particular period. This assessment is based, in part, on the existence of insurance coverage.

Note 27—Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, ("SFAS 141(R)"). SFAS 141(R) expanded the scope of SFAS 141 to all business combinations which previously applied only to business combinations for which control was obtained by transferring consideration. Under SFAS 141(R), the acquisition date is the date at which control is obtained, requiring the acquirer to recognize and measure the fair value of the acquiree as a whole, and the assets acquired and liabilities assumed at their full fair value as of that date, regardless of the percentage ownership in the acquiree. The Company has determined that it will adopt SFAS 141(R) on its effective date of January 1, 2009 and the financial impact, if any, upon adoption is not expected to be significant.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component of equity in the consolidated financial statements and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Under SFAS 160, expanded disclosures are required to identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. The Company has determined that it will adopt SFAS 160 on its effective date of January 1, 2009 and the financial impact, if any, upon adoption is not expected to be significant.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

        In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. Under this FSP, the issuer must segregate the convertible debt instrument into two components: (1) a debt component, representing the issuer's contractual obligation to pay principal and interest and (2) an equity component, representing the holder's option to convert the debt security into equity of the issuer. The proceeds are allocated between the liability and the equity components. First, the liability component is measured based on the fair value of a similar debt instrument with no equity conversion feature. Any remaining proceeds are allocated to the equity component and recorded as a discount on the debt. The debt discount is amortized as additional interest expense using the interest method over the expected life of the debt. This FSP is effective for financial statements issued beginning after December 15, 2008 and interim periods within that fiscal year. The FSP is to be applied retrospectively to all prior periods presented. The Company has preliminary determined that approximately $200 million of the proceeds from its convertible debt issuance in 2007 will be allocated to the equity conversion feature and represent a discount on that debt.

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

  Merger with Bank of America Corporation

        On July 1, 2008, Countrywide Financial Corporation completed its merger with Red Oak Merger Corporation, a wholly-owned subsidiary of Bank of America Corporation, pursuant to the terms of the previously announced Agreement and Plan of Merger, dated as of January 11, 2008. Red Oak Merger Corporation has subsequently been renamed Countrywide Financial Corporation. Under the terms of the Merger agreement, Countrywide shareholders received 0.1822 of a share of Bank of America Corporation common stock in exchange for one share of Countrywide common stock, plus an amount of cash in lieu of any fractional share. All shares of the Company's 7.25% Series B Non-Voting Convertible Preferred Stock were cancelled. Trading of the Company's common stock was ceased and the Company's common stock has been delisted from the New York Stock Exchange. As a result of the Merger, the Company's principal executive officer, principal financial officer, other executive officers and the members of the Company's Board of Directors resigned and were replaced by individuals appointed by Bank of America.

        As a result of Bank of America's acquisition of Countrywide, we are omitting certain information as allowed by general instruction H of Form 10-Q. Specifically, we are omitting Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk; Part II, Item 2, Changes in Securities (Unregistered Sales of Equity Securities and Use of Proceeds) and Part II, Item 4, Submission of Matters to a Vote of Security Holders. We have also abbreviated Management's Discussion and Analysis of Financial Condition and Results of Operations as allowed by general instruction H.

  Results of Operations

        Following is a summary of our results of operations for the quarters ended June 30, 2008 and 2007:

	Quarters Ended June 30,
	2008	2007
	(dollar amounts in thousands, except per share data)
Revenues	$(1,622,838)	$2,548,397
Net (loss) earnings	$(2,330,099)	$485,068
Diluted (loss) earnings per share	$(4.07)	$0.81
Total assets at period end	$172,076,494	$215,583,906

        The results for the quarter ended June 30, 2008 were primarily due to high credit-related charges arising from continuing economic weakness and declining values of the real estate securing our mortgage loans. Such factors continue to be reflected in our current experience and expectations for increased levels of mortgage delinquencies, defaults and loss severities.

        Following is a summary of key credit quality and performance indicators at and for the periods indicated:

	Quarters Ended June 30,
	2008	2007	% Change
	(dollar amounts in thousands)
Key Credit Quality & Performance Indicators
Provision for:
Representations and warranties	$755,058	$73,353	929%
Corporate guarantees	1,921	2,277	(16%)
Credit losses (1)	2,328,744	297,387	683%
Impairment of credit-sensitive retained interests	64,351	416,673	(85%)
Realized losses on available-for-sale investment securities	467,808	4,889	N/M
Provision for reinsurance claims	201,088	15,963	N/M

	$3,818,970	$810,542	371%

Losses Charged to Reserves and Credit-Sensitive Retained Interests During the Period:
Representations and warranties	$154,071	$6,784	N/M
Losses charged to corporate guarantees	1,176	1,296	(9%)
Net loan charge-offs	929,974	154,387	502%
Losses absorbed by credit-sensitive retained interests	1,196,349	244,513	389%

	$2,281,570	$406,980	461%

Loans Held for Investment at period end (2)	$95,828,249	$74,569,443	29%

Nonperforming assets at period end:
Nonaccrual loans (3)	$6,163,312	$1,266,733	387%
Foreclosed real estate	952,329	546,585	74%

Total nonperforming assets	$7,115,641	$1,813,318	292%

Troubled debt restructurings on accrual status	$1,120,136	$—	N/M

Carrying value of credit-sensitive retained interests at period end	$288,807	$1,523,016	(81%)

Loss Reserves and Liabilities:
Allowances for credit losses	$5,099,305	$696,777	632%
Liability for representations and warranties	1,536,347	431,823	256%
Liability for impairment losses related to future draw obligations	637,493	—	N/M
Liability for corporate guarantees	73,988	56,016	32%
Liability for reinsurance claims	585,811	112,350	421%

	$7,932,944	$1,296,966	512%

(1)
The provision for credit losses is comprised of:

	Quarters Ended June 30,
	2008	2007
	(in thousands)
Provision for loan losses before pool mortgage insurance recoveries	$2,614,321	$368,811
Provision for losses on unfunded commitments	(2,181)	4,463
Increase in estimate of amounts recoverable from pool mortgage insurance	(283,396)	(75,887)

	$2,328,744	$297,387

(2)
Excludes both loans held in SPEs where the beneficial interest holder of the securitized asset retains the credit risk relating to the loans and the allowance for loan losses.

(3)
Excludes $3,022.2 million and $1,361.4 million, at June 30, 2008 and 2007, respectively, of loans that we have the option (but not the obligation) to repurchase but have not exercised that option. These loans are required to be included on our balance sheet. Also excluded are nonaccrual loans held for sale that are carried on the consolidated balance sheet at the lower of cost or estimated fair value and government guaranteed loans held for investment, as follows:

	June 30,
	2008	2007
	(in thousands)
Loans held for sale	$288,532	$279,824
Government guaranteed loans, held for investment	376,438	350,452

	$664,970	$630,276

        The carrying value of the Company's portfolio of loans held for investment was $94.2 billion at June 30, 2008. As previously disclosed by Bank of America, the preliminary purchase price adjustments to such carrying value were estimated to be approximately $8.1 billion.

  Liquidity and Capital

        During the second half of 2007, our access to capital was severely challenged when the non-agency segments of the secondary mortgage market and the commercial paper, medium-term note and repurchase agreement segments of the public corporate debt markets were severely restricted by illiquidity, particularly for mortgage companies and other financial institutions. These conditions have not abated through the date of this Report.

        In response to the disruption in the second half of 2007, we:

  •
  Modified our funding structure to that of a thrift holding company, which has access to stable, non-capital markets based funding, by accelerating the integration of our mortgage banking activities into our bank subsidiary

  •
  Significantly changed our underwriting standards to focus the majority of our loan production on loans that are available for direct sale or securitization into programs sponsored by the government-sponsored agencies

  •
  Entered into an agreement and plan of merger with Bank of America on January 11, 2008 and completed the merger on July 1, 2008.

        After being acquired, we sold certain assets to Bank of America for approximately $30.7 billion in demand notes and cash. We used proceeds from the asset sales to repay our unsecured revolving lines of credit and bank loans for approximately $11.5 billion and to increase the capital of our Bank subsidiary by $5.5 billion.

        On July 1, 2008, Standard and Poor's Ratings Service (S&P) upgraded its credit rating of CFC and CHL from BB+ to AA, an investment grade rating. S&P also upgraded its credit rating of the Bank from BBB to AA+. The Rating Outlook for all three entities was changed from Credit Watch Developing to Negative.

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

        Effective January 1, 2008, we adopted SEC Staff Accounting Bulletin No. 109 ("SAB 109"). SAB 109 supersedes Staff Accounting Bulletin No. 105 ("SAB 105"), Application of Accounting Principles to Loan Commitments. SAB 109 changed the requirements of SAB 105 to require that the expected net future cash flows related to the servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance is effective on a prospective basis to derivative loan commitments issued or modified after December 31, 2007. The effect of this guidance on Countrywide is for us to recognize higher estimated fair values of our interest rate lock commitments when the commitments are made, effectively changing the timing of revenue recognition to the time a derivative loan commitment is issued. Before adoption of SAB 109, revenue was recognized upon transfer of the loans in transactions that met the accounting requirements for sale accounting. The effect of adoption of SAB 109 was to increase gain on sale of loans and securities by $216.0 million for the six months ended June 30, 2008. This amount represents the revenue recognized at the time the loan commitment was issued that is included in the value of our interest rate lock commitments or Mortgage Loan Inventory at June 30, 2008.

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

        Changes in significant assumptions underlying our estimates can have a significant effect on the values we have recorded. Following is an illustration of the effect of a change in key assumptions—

where applicable to the specific instrument types—on our estimates of value of these items as of June 30, 2008:

			Investments in Other Financial Instruments
	Mortgage Loans Held for Sale	Trading Securities	Investment Securities	Retained Interests	IRLCs Net	Mortgage Servicing Rights
		(in thousands)
Assets:
Level 3 balances at June 30, 2008	$1,425,208	$1,124,351	$13,424,032	$1,510,579	$106,949	$18,402,390

Weighted-average rate (1) or OAS:
Effect of 20% adverse change	$(87,192)	$(57,677)	$(363,770)	$(94,008)	—	$(674,666)
Effect of 20% favorable change	$103,168	$67,581	$416,095	$118,548	—	$742,010
Weighted-average prepayment speed:
Effect of 20% adverse change	—	$(84,870)	$(229,066)	$(60,373)	—	$(1,292,012)
Effect of 20% favorable change	—	$96,233	$183,265	$88,556	—	$1,597,226
Weighted-average net lifetime credit losses:
Effect of 20% adverse change	—	—	—	$(58,604)	—	$(180,941)
Effect of 20% favorable change	—	—	—	$137,900	—	$148,043
Weighted-average funding ratio:
Effect of 20% adverse change	—	—	—	—	$(21,390)	—
Effect of 20% favorable change	—	—	—	—	$21,390	—

Asset-backed Secured Financings
Liabilities:
Level 3 balances at June 30, 2008:	$1,212,252

Weighted-average discount rate:
Effect of 20% adverse change	$(68,518)
Effect of 20% favorable change	$79,446

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

Results of Operations Comparison—Quarters Ended June 30, 2008 and 2007

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

  (Loss) Gain on Sale of Loans and Securities

        (Loss) gain on sale of loans and securities is summarized below:

	Quarters Ended June 30,
	2008			2007
		(Loss) Gain on Sale			(Loss) Gain on Sale
	Loans Sold	Amount	Margin	Loans Sold	Amount	Margin
	(dollar amounts in thousands)
Prime Mortgage Loans	$56,759,841	$773,954	1.36%	$109,425,578	$1,085,656	0.99%
Subprime Mortgage Loans	—	(64,655)	N/M	5,164,101	187,201	3.63%
Prime Home Equity Loans:
Initial Sales	4,599	6,131	N/M	1,998,399	50,262	2.52%
Subsequent draws	246,821	6,315	2.56%	1,042,353	22,976	2.20%

	251,420	12,446	4.95%	3,040,752	73,238	2.41%

Commercial real estate	539,922	(24,149)	(4.47%)	2,737,967	28,650	1.05%
Conduit	650,902	2,409	0.37%	7,848,462	82,712	1.05%

	$58,202,085	700,005	1.20%	$128,216,860	1,457,457	1.14%

Underwriting		3,607			32,862
Securities trading and other		(162,582)			36,418
Adjustments to estimated liability for losses on representations		(677,276)			(51,883)
Other		9,304			18,604

		$(126,942)			$1,493,458

  Prime Mortgage Loans

        Gain on sale of Prime Mortgage Loans decreased in the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007, due primarily to a 48% decrease in the volume of loans sold. This reduction was partially offset by improvement in our gain on sale margins compared to the previous period.

  Subprime Mortgage Loans

        Loss on sale of Subprime Mortgage Loans increased in the quarter ended June 30, 2008 as compared to the year-ago period primarily due to a discontinuation of subprime lending and sales in late 2007. The loss in the quarter ended June 30, 2008 consisted primarily of valuation adjustments on subprime loans held for sale due to continuing declines in the value of such mortgage loans. These loans consisted primarily of $1.3 billion of loans that have previously been transferred in securitization transactions but which did not qualify as sales in accordance with SFAS 140.

  Prime Home Equity Loans

        Gain on sale of Prime Home Equity Loans decreased in the quarter ended June 30, 2008 as compared to the year-ago period due primarily to a discontinuation of lending and sales of home equity loans, except for additional draws under existing loan agreements and securitizations.

  Commercial Real Estate

        During the quarter ended June 30, 2008, commercial real estate loss on sale increased due to continuing illiquidity in the commercial mortgage securitization market along with our discontinuation of commercial real estate lending, and included a net loss on related credit default swaps of $9.2 million.

  Conduit and Underwriting Activities

        During the quarter ended June 30, 2008, both conduit and underwriting gain on sale decreased compared to the year-ago period as a result of our exit from these activities due in large part to lack of demand in the mortgage marketplace for non-agency securities.

  Securities Trading and Other

        The negative result for gain on sale arising from securities trading and other activities compared to the quarter ended June 30, 2007, was primarily due to additional write-downs of trading securities at depressed prices.

  Provision for Losses on Representations and Warranties

        Our losses on representations and warranties arise when such representations and warranties are breached and generally only when a loss results from the breach. We estimate our liability for representations and warranties at the time of sale and update our estimates quarterly. At the time of sale, the liability is a component of the product's gain on sale. Subsequent to sale, adjustments to our liability for representations and warranties are included in provision for losses on representations and warranties, which is included in the income statement as a component of (loss) gain on sale of loans and securities. The expense applicable to our estimate of future representations and warranty claims increased to $755.1 million in the quarter ended June 30, 2008 from $73.4 million in the year-ago period. Of these amounts, $677.3 million and $51.9 million for the current quarter and the year-ago quarter, respectively, were adjustments made subsequent to sale and are included in the provision for losses related to representations and warranties. The increase was primarily driven by increased levels of claims that we are currently experiencing along with our expectations for elevated levels of claims in the near future. The levels of claims is due largely to worsening trends and expectations for delinquencies and home prices and the related increase in the projection of future defaults to which representation and warranty claims relate.

  Net Interest (Expense) Income and Provision for Loan Losses

        Net interest (expense) income is summarized below:

	Quarters Ended June 30,
	2008	2007
	(in thousands)
Net interest (expense) income:
Investment loans and securities	$585,883	$476,257
Loans and securities relating to mortgage banking activities	44,512	147,647
Net interest income on custodial balances	36,159	224,197
Net interest expense relating to loan servicing activities	(135,133)	(249,470)
Securities inventory	74,656	19,915
Other	49,874	109,450

Net interest income	655,951	727,996
Provision for loan losses	(2,330,925)	(292,924)

Net interest (expense) income after provision for loan losses	$(1,674,974)	$435,072

        The increase in net interest income from the investment loans and securities was attributable to growth in average interest-earning assets partially offset by a decrease in the net interest margin. Average interest-earning assets in the investment loans and securities increased to $110.5 billion during the quarter ended June 30, 2008, an increase of $23.8 billion, or 27%, over the year-ago period. Net interest margin relating to investment loans and securities decreased to 2.11% during the quarter ended June 30, 2008, from 2.17% during the year-ago period primarily as a result of increasing levels of non accrual loans.

        The decrease in net interest income from mortgage banking-related loans and securities reflects a sharp decrease in average interest-earning assets resulting from lower mortgage loan production.

        Interest income on custodial balances decreased from the year-ago period due to a reduction in the earnings rate along with a reduction in average balances, partially offset by a decrease in interest expense on paid-off loans resulting from a decrease in payoffs. Interest income on custodial balances is reduced by the interest we are required to pass through to security holders on paid-off loans, which was $62.1 million and $113.6 million during the quarters ended June 30, 2008 and 2007, respectively.

        Net interest expense related to loan servicing assets decreased due to increased interest income on a larger portfolio of mortgage loans held for investment allocated to servicing activities combined with a reduction in the cost of debt used to finance servicing-related assets partially offset by an increase in our investment in MSRs and other loan servicing-related assets.

        The increase in net interest income from the trading securities and securities purchased under agreements to resell inventories is attributable to an increase in the net interest margin from 0.11% during the quarter ended June 30, 2007 to 0.77% during the quarter ended June 30, 2008, partially offset by a 46% decrease in the average inventory of securities held.

        The increase in the provision for loan losses was primarily due to increased losses inherent in the loan portfolio arising from continuing economic weakness and declining values of the real estate securing our mortgage loans. Such factors continue to be reflected in our current experience and expectations for levels of mortgage delinquencies, defaults and loss severities.

  Loan Servicing Fees and Other Income from MSRs and Retained Interests

        Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Quarters Ended June 30,
	2008	2007
	(in thousands)
Servicing fees, net of guarantee fees(1)	$1,112,473	$1,102,707
Income from retained interests	92,336	123,941
Late charges	97,198	90,137
Prepayment penalties	8,696	70,018
Ancillary fees	27,146	34,452

Total loan servicing fees and income from MSRs and retained interests	$1,337,849	$1,421,255

(1)
Includes contractually specified servicing fees.

        The increase in servicing fees, net of guarantee fees, was principally due to a 9% increase in the average servicing portfolio, partially offset by a decrease in the overall annualized net service fee earned from 0.340% of the average portfolio balance during the quarter ended June 30, 2007 to 0.316% during the quarter ended June 30, 2008.

        The decrease in income from retained interests was due primarily to a 18% decrease in the average investment in these assets from the quarter ended June 30, 2007 to the current quarter, combined with a reduction in the average yield on such instruments from 16% during the year-ago period to 15% during the current quarter. Income from retained interests excludes any impairment charges or recoveries, which are included in impairment of retained interests in the consolidated statements of operations. These investments include interest-only and principal-only securities, and certain mortgage pass-through and residual securities that arise from the securitization of mortgage loans, primarily Subprime Mortgage and Prime Home Equity Loans.

  Realization of Expected Cash Flows from Mortgage Servicing Rights

        The change in fair value of MSRs that is included in the statements of operations during the quarters ended June 30, 2008 and 2007 consists of two primary components—a reduction in fair value due to the realization of expected cash flows from the MSRs and a change in fair value resulting from changes in market factors, such as interest rates.

        The realization of expected cash flows from MSRs resulted in a value reduction of $667.7 million and $857.1 million during the quarters ended June 30, 2008 and 2007, respectively. This amount declined because of a decrease in the prepayment rate of loans in our MSR portfolio due to a worsening housing market and lesser credit availability in the mortgage market which, in turn, extends the expected life of the existing asset.

  Change in Fair Value of Mortgage Servicing Rights

        We recorded an increase in the fair value of the MSRs due to changes in market factors in the quarters ended June 30, 2008 and 2007 of $1,896.0 million and $1,177.3 million, respectively, primarily as a result of increasing mortgage rates which decreased expected future prepayments, which in turn increases expected cash flows from our current servicing portfolio.

  Recovery (Impairment) of Retained Interests

        Recovery (impairment) of retained interests is summarized below:

	Quarters Ended June 30,
	2008		2007
	Recovery (Impairment)	Asset Balance at Period End	Recovery (Impairment)	Asset Balance at Period End
	(in thousands)
Credit-sensitive retained interests	$(64,351)	$288,807	$(416,673)	$1,523,016
Non credit-sensitive retained interests	99,631	1,221,772	148,556	1,212,497

Recovery (impairment) of retained interests	$35,280	$1,510,579	$(268,117)	$2,735,513

        In the quarter ended June 30, 2008, we recognized impairment of credit-sensitive retained interests of $64.4 million, including impairment of $74.5 million related to Subprime and related residual interests partially offset by a recovery of $17.1 million related to subordinated interests on Prime Home Equity securitizations. The recovery on Prime Home Equity securitizations consists of impairment of retained interests of $81.3 million and recovery of previously recorded impairment losses of $98.4 million related to estimated future draw obligations on the securitizations that have entered or are probable to enter rapid amortization status. The impairment charges were primarily the result of the effect of increased estimates for future losses on the loans underlying these securities driven by continued expectations of future declines in the value of the real estate collateral securing our loans and the effect on delinquencies of significant tightening of available credit compared to prior periods. The loss estimate, as measured by gross undiscounted losses embedded in the valuation of subordinated interests as a percentage of the unpaid principal balance of the loans underlying such interests, increased from 11.0% to 15.6% during the quarter ended June 30, 2008.

        The recovery of previously recorded impairment losses related to estimated future draw obligations on the securitizations that have entered or are probable to enter rapid amortization status is due to a reduction in projections of future expected funding obligations under rapid amortization. The reduction in estimated future fundings is due primarily to not renewing lines of credit and suspending borrowers' access to existing lines of credit, in accordance with the borrowers' line of credit agreements, when their loans enter a specified delinquency status or when their property values decline below a specified threshold.

        In the quarter ended June 30, 2007, we recognized impairment of credit-sensitive retained interests of $416.7 million, including $388.1 million related to subordinated interests on prime home equity securitizations. The impairment charges on these subordinated interests were driven by weakening housing market conditions, which resulted in increased estimates for future losses on the loans underlying these securities. The loss estimate, as measured by undiscounted losses embedded in the valuation of subordinated interests as a percentage of the unpaid principal balance of the loans underlying such interests, increased from 3.1% to 5.2% during the quarter ended June 30, 2007.

        In the quarter ended June 30, 2008, recovery in the estimated fair value of the non credit-sensitive retained interests was due to the effect of increasing interest rates on the estimated cash flows relating to interest-only securities, partly offset by the offsetting effects of the change in interest rates on the values of principal-only and prepayment securities. In addition, the value of senior and mezzanine securities that we began retaining as a result of the market disruption during 2007 continued to decline.

        During the quarter ended June 30, 2007, recovery of non credit-sensitive retained interests was due primarily to an increase in the value of interest-only securities resulting from an increase in interest rates.

  Servicing Hedge Gains/Losses

        The Servicing Hedge is designed to supplement the macro hedge and to offset a portion of the interest rate driven change in the value of MSRs and retained interests recorded in the current period. The values of the derivatives and securities that are the primary components of the Servicing Hedge are tied to long-term mortgage, swap and Treasury rates. Overall, these rates increased during the current period. The Servicing Hedge produced a loss of $2,624.3 million, including $519.7 million of time value decay of the options included in the Servicing Hedge (our "hedge cost"). The composition of the Servicing Hedge is a primary driver of hedge cost. In selecting among alternative hedge instruments to meet the desired risk profile, we consider such factors as cost, cash flow requirements and counterparty risk in addition to a particular instrument's effect on our interest rate risk profile.

        During the quarter ended June 30, 2007, interest rates increased and as a result, the Servicing Hedge incurred a loss of $1,373.1 million, including $125 million of hedge cost.

  Net Insurance Premiums Earned

        The $132.4 million increase in net insurance premiums earned was primarily attributable to growth in lender-placed property business.

  Other Revenue

        Other revenue consists of the following:

	Quarters Ended June 30,
	2008	2007
	(in thousands)
Appraisal fees, net	$52,608	$41,674
Title services	30,480	15,773
Change in cash surrender value of life insurance	9,171	14,898
Credit report fees, net	7,336	18,164
Loss on sale of fixed assets and intangible assets	(19,440)	(2,037)
Other	104,801	83,646

Total other revenue	$184,956	$172,118

  Realized Loss on Available for Sale Investment Securities

        During the quarter ended June 30, 2008, we recognized other-than temporary impairment totaling $467.8 million in our portfolio of investment securities classified as available-for-sale. This loss was recognized primarily because, based on the loss estimates embedded in the value of certain non-agency securities held in our investment portfolio, we no longer believed that it was reasonably assured that the decline in value would be recovered. This amount compares to a loss totaling $4.9 million in the quarter ended June 30, 2007.

  Compensation Expenses

        Compensation expenses decreased $112.2 million, or 10%, during the quarter ended June 30, 2008 as compared to the year-ago period as summarized below:

	Quarters Ended June 30,
	2008	2007
	(in thousands)
Base salaries	$560,143	$624,734
Incentive bonus and commissions	273,266	475,941
Payroll taxes and other benefits	180,896	195,214
Deferral of loan origination costs	(17,457)	(186,873)

Total compensation expenses	$996,848	$1,109,016

        Our average workforce declined from 58,261 during the quarter ended June 30, 2007 to 50,455 during the quarter ended June 30, 2008. This decline was centered in our mortgage origination operations and reflects the dramatic decline in mortgage loan production which began in the third quarter of 2007. This reduction in headcount, along with reductions in the profitability of the Company's activities upon which incentive compensation expense is based caused a 22% reduction in compensation expenses before deferral of loan origination costs.

        Effective January 1, 2008, we adopted SFAS 159 and have elected to account for most of our mortgage loans originated or purchased for sale at their estimated fair value. Because of this election, fees and costs are recorded in earnings as incurred instead of being deferred. Accordingly, the deferral of loan origination costs declined by 91% from the prior period.

  Occupancy and Other Office Expenses

        Occupancy and other office expenses are summarized below:

	Quarters Ended June 30,
	2008	2007
	(in thousands)
Office and equipment rentals	$74,885	$65,221
Depreciation	53,526	59,177
Utilities	38,348	41,234
Postage and courier service	27,941	27,568
Office supplies	17,047	21,963
Dues and subscriptions	12,552	15,088
Repairs and maintenance	9,572	14,546
Other	15,298	24,220

Total occupancy and other office expenses	$249,169	$269,017

        During the quarter ended June 30, 2008, occupancy and other office expenses decreased by 7%, or $19.8 million, reflecting the reductions in our workforce discussed previously in Compensation Expenses.

  Insurance Claim Expenses

        Insurance claim expenses were $366.5 million during the quarter ended June 30, 2008 as compared to $154.8 million during the year-ago period. The increase in insurance claim expenses was primarily the result of a $185.1 million increase in the provision for mortgage reinsurance claims arising from increased loss expectations caused by the current elevated delinquencies and defaults inherent in our loan servicing portfolio.

  Other Operating Expenses

        Other operating expenses are summarized below:

	Quarters Ended June 30,
	2008	2007
	(in thousands)
Legal, consulting, accounting and auditing expenses	$101,706	$47,261
Operations of foreclosed real estate	79,647	21,769
Losses on servicing-related advances	77,640	22,635
Insurance commission expense	39,216	43,705
Insurance	26,140	17,686
Mortgage insurance	22,567	23,938
Taxes and licenses	22,269	18,146
Software amortization and impairment	19,850	19,561
Travel and entertainment	18,678	27,771
Other	108,012	58,021
Deferral of loan origination costs	(851)	(29,136)

Total other operating expenses	$514,874	$271,357

        Losses on servicing-related advances increased $55.0 million due to increases in the level of defaulted loans in the servicing portfolio.

Results of Operations Comparison—Six Months Ended June 30, 2008 and 2007

  Gain on Sale of Loans and Securities

        Gain on sale of loans and securities is summarized below:

	Six Months Ended June 30,
	2008			2007
		Gain on Sale			Gain on Sale
	Loans Sold	Amount	Margin	Loans Sold	Amount	Margin
	(dollar amounts in thousands)
Prime Mortgage Loans	$117,511,650	$1,941,944	1.65%	$202,304,717	$2,017,227	1.00%
Subprime Mortgage Loans	3,281	(173,161)	N/M	13,054,123	149,386	1.14%
Prime Home Equity Loans:
Initial Sales	9,184	(22,229)	N/M	8,785,234	193,466	2.20%
Subsequent draws	904,049	20,735	2.29%	2,085,493	50,438	2.42%

	913,233	(1,494)	N/M	10,870,727	243,904	2.24%

Commercial real estate	701,451	7,559	1.08%	4,228,239	66,215	1.57%
Conduit	2,501,383	39,132	1.56%	15,282,847	139,995	0.92%

	$121,630,998	1,813,980	1.49%	$245,740,653	2,616,727	1.06%

Underwriting		12,886			97,028
Securities trading and other		(234,518)			67,200
Hedge allocation		(340,500)			—
Adjustment to estimated liability for losses on representations and warranties		(1,053,550)			(79,064)
Other		(35,929)			25,671

		$162,369			$2,727,562

  Prime Mortgage Loans

        Gain on sale of Prime Mortgage Loans decreased by 4% in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The Company's adoption of SAB 109 contributed to the increase in the prime gain on sale in the six months ended June 30, 2008 by $216.0 million. The adoption of this guidance results in revenue being recorded upon initial recognition of derivative interest rate lock commitments. Prior to adoption, revenue was recorded when the loans were sold. In addition, our election to account for the majority of our loans held for sale at estimated fair value effective January 1, 2008 positively impacted prime gain on sale margins. Because of this election, origination costs and fees are recorded in earnings as incurred instead of being deferred, which resulted in increased prime gain on sale margins of approximately $176 million. This amount is offset by higher production expenses. Increased gain on sale margins on Prime Mortgage Loans also contributed to higher gain on sale of Prime Mortgage Loans. These positive factors were partially offset by a 42% decline in the volume of loans sold.

  Subprime Mortgage Loans

        Loss on sale of Subprime Mortgage Loans increased in the six months ended June 30, 2008 as compared to the year-ago period due primarily to discontinuation of lending and sales of subprime mortgage loans in late 2007. The loss in the six months ended June 30, 2008 consisted primarily of valuation adjustments on subprime loans held for sale due to continuing declines in the value of these loans. These loans included $1.3 billion of loans that have previously been securitized but which did not qualify as sales in accordance with SFAS 140 as of June 30, 2008.

  Prime Home Equity Loans

        We recorded a small net loss on sale of Prime Home Equity Loans in the six months ended June 30, 2008 as compared to a gain on sale for the year-ago period due primarily to discontinuation of lending and sales of Prime Home Equity loans in late 2007.

  Commercial Real Estate

        During the six months ended June 30, 2008, commercial real estate gain on sale decreased due to continuing illiquidity in the commercial mortgage securitization market along with our discontinuation of commercial real estate lending and included $24.7 million in gains on credit default swaps.

  Conduit and Underwriting Activities

        During the six months ended June 30, 2008, both conduit and underwriting gain on sale decreased compared to the year-ago period as a result of our exit from these activities due, in part, to lack of demand in the mortgage marketplace for non-agency securities.

  Securities Trading and Other

        The negative results for gain on sale arising from securities trading and other activities compared to the six months ended June 30, 2007, was primarily due to additional write-downs of trading securities at depressed prices.

  Hedge Allocation

        As discussed in Note 6—Derivative Financial Instruments, during the six months ended June 30, 2008 we managed in aggregate the risk of Market Spread changes in value of our mortgage banking assets, while maintaining separate portfolios of financial instruments to manage the interest rate risk inherent in our production and servicing assets. Accordingly, changes in the value of mortgage banking assets and the related hedge instruments (collectively the "Position") arising from changes in Market Spreads were allocated between those arising from loan production activities and those arising from loan servicing activities. In the six months ended June 30, 2008, Market Spread declines in the value of the Loan Production Sector Position of $340.5 million were allocated to the Loan Servicing Sector.

  Provision for Losses Related to Representations and Warranties

        The expense applicable to our estimate of future representations and warranty claims increased to $1,183.3 million in the six months ended June 30, 2008 from $90.4 million in the year-ago period. Adjustments to the estimate made subsequent to sale during the current period were $1,053.6 million, and are included in the adjustment to estimated liability for losses on representations and warranties line in the table above. The increase was primarily driven by increased levels of claims that we are currently experiencing along with our expectations for elevated levels of claims in the near future. The level of claims is due largely to worsening trends and expectations for delinquencies and home prices and the related increase in the projection of future defaults to which representation and warranty claims are correlated.

  Net Interest (Expense) Income and Provision for Loan Losses

        Net interest (expense) income is summarized below:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net interest (expense) income:
Investment loans and securities	$1,220,459	$987,010
Loans and securities relating to mortgage banking activities	81,572	258,030
Net interest income on custodial balances	104,757	428,017
Net interest expense relating to loan servicing activities	(263,369)	(477,994)
Trading securities inventory	136,648	44,395
Other	107,204	219,475

Net interest income	1,387,271	1,458,933
Provision for loan losses	(3,832,277)	(444,886)

Net interest (expense) income after provision for loan losses	$(2,445,006)	$1,014,047

        The increase in net interest income from investment loans and securities was attributable to growth in average interest-earning assets partially offset by a decrease in the net interest margin. Average investment loans and securities assets increased to $111.5 billion during the six months ended June 30, 2008, an increase of $26.6 billion, or 31%, over the year-ago period. Net interest margin attributable to investment loans and securities declined to 2.17% during the six months ended June 30, 2008, from 2.29% during the year-ago period primarily as a result of increasing levels of non accrual loans.

        The decrease in net interest income from mortgage banking-related loans and securities reflects a decrease in the balance of average interest-earning assets resulting from lower mortgage loan production, partially offset by an increase in net interest margin from the year-ago period. The mortgage banking-related loan and securities inventory is financed in part with borrowings tied to short-term indices. During the current period, the difference between long-term and short-term interest rates was more favorable than in the year-ago period, causing the increase in net interest margin.

        Interest income on custodial balances decreased from the year-ago period due to a reduction in the earnings rate along with a reduction in average balances, partially offset by a decrease in interest expense on paid-off loans resulting from a decrease in payoffs. Interest income on custodial balances is reduced by the interest we are required to pass through to security holders on paid-off loans, which was $139.4 million and $202.9 million during the six months ended June 30, 2008 and 2007, respectively.

        Net interest expense related to loan servicing activities decreased primarily due to increased interest income on a larger mortgage loan investment portfolio resulting from transfers of mortgage loans held for sale to held for investment and increased holdings of repurchased loans.

        The increase in net interest income from the trading securities and securities purchased under agreements to resell inventory is attributable to an increase in the net interest margin from 0.12% during the six months ended June 30, 2007 to 0.69% during the six months ended June 30, 2008, partially offset by a 44% decrease in the average inventory of securities held. During the current period the yield curve steepened, which resulted in a shift in trading revenues from gain on sale to interest income, which caused the increase in the net interest margin earned on the securities portfolio.

        The increase in the provision for loan losses was primarily due to increased losses inherent in the loan portfolio, resulting from increased levels of mortgage delinquencies, defaults and loss severities, as well as downward revisions in expectations of changes in home prices.

  Loan Servicing Fees and Other Income from MSRs and Retained Interests

        Loan servicing fees and other income from MSRs and retained interests are summarized below:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Servicing fees, net of guarantee fees(1)	$2,263,333	$2,141,350
Income from retained interests	191,279	272,263
Late charges	204,373	180,410
Prepayment penalties	23,740	148,814
Ancillary fees	61,533	65,707

Total loan servicing fees and income from MSRs and retained interests	$2,744,258	$2,808,544

(1)
Includes contractually specified servicing fees.

        The increase in servicing fees, net of guarantee fees, was principally due to a 11% increase in the average servicing portfolio, partially offset by a decrease in the overall annualized net service fee earned from 0.338% of the average portfolio balance during the six months ended June 30, 2007 to 0.322% during the six months ended June 30, 2008.

        The decrease in income from retained interests was due primarily to a 18% decrease in the average investment in these assets from the six months ended June 30, 2007 to the current period, combined with a reduction in the average yield on such instruments from 17% during the year-ago period to 15% during the current period. Income from retained interests excludes any impairment charges or recoveries, which are included in impairment of retained interests in the consolidated statements of operations.

  Realization of Expected Cash Flows from Mortgage Servicing Rights

        The realization of expected cash flows from MSRs resulted in a value reduction of $1,421.3 million and $1,657.0 million during the six months ended June 30, 2008 and 2007, respectively. This amount declined because of a decrease in the prepayment rate of loans in our MSR portfolio due to a worsening housing market and lesser credit availability in the mortgage market, which in turn, extends the expected life of the existing asset.

  Change in Fair Value of Mortgage Servicing Rights

        We recorded an increase in the fair value of the MSRs from changes in market factors in the six months ended June 30, 2008 and 2007, of $435.3 million, and $1,231.5 million, respectively, primarily as a result of increasing mortgage rates, which increased expected future cash flows from our current servicing portfolio.

  (Impairment) Recovery of Retained Interests

        (Impairment) recovery of retained interests is summarized below:

	Six Months Ended June 30,
	2008		2007
	Impairment	Asset Balance at Period End	Impairment	Asset Balance at Period End
	(in thousands)
Credit-sensitive retained interests	$(505,638)	$288,807	$(782,226)	$1,523,016
Non credit-sensitive retained interests	(200,102)	1,221,772	84,508	1,212,497

Impairment of retained interests	$(705,740)	$1,510,579	$(697,718)	$2,735,513

        In the six months ended June 30, 2008, we recognized impairment of credit-sensitive retained interests of $505.6 million, including $330.0 million related to subordinated interests on Prime Home Equity securitizations and $141.0 million related to Subprime and related residual interests. The impairment on Prime Home Equity securitizations consists of impairment of retained interests of $274.0 million and impairment losses of $56.0 million related to estimated future draw obligations on the securitizations that have entered or are probable to enter rapid amortization status. These impairment charges were primarily the result of the effect of increased estimates for future losses on the loans underlying the credit sensitive retained interests driven by weakening housing market conditions and significant tightening of available credit. The loss estimate, as measured by gross undiscounted losses embedded in the valuation of subordinated interests as a percentage of the unpaid principal balance of the loans underlying such interests, increased from 11.0% to 15.6% during the six months ended June 30, 2008.

        In the six months ended June 30, 2007, impairment of credit-sensitive subordinated and residual interests retained in prime home equity and subprime securitizations was due to increased estimates for future losses on the loans underlying these securities as well as to the effect of increased market yield requirements for the subprime securities.

        In the six months ended June 30, 2008, impairment of the non credit-sensitive retained interests was related primarily to senior and mezzanine securities that we began retaining as a result of the market disruption during 2007 resulting from higher investor yield requirements for such securities partially offset by an increase in the value of interest-only securities caused by decreased prepayment speeds as a result of increasing mortgage interest rates.

        During the six months ended June 30, 2007, recovery of non credit-sensitive retained interests was due primarily to an increase in the value of interest-only securities.

  Servicing Hedge Gains/Losses

        The values of the derivatives and securities that are the primary components of the Servicing Hedge are tied to long-term mortgage, swap and Treasury rates. Overall, these rates decreased for much of the period and volatility of these rates increased during the six months ended June 30, 2008 and as a result, the Servicing Hedge produced a loss of $619.9 million, including $943.1 million of hedge cost.

        During the six months ended June 30, 2007, rates increased. In addition, we supplemented the Servicing Hedge with credit default swaps to moderate the negative impact on earnings caused by credit spread-driven declines in fair value of our retained interests during the early part of 2007. During this period, credit spreads widened, resulting in a gain related to the credit default swaps.

During the six months ended June 30, 2007, the Servicing Hedge incurred a loss of $1,486.8 million, including $238.9 million of hedge cost and a $57.2 million gain related to credit default swaps.

  Net Insurance Premiums Earned

        The $287.0 million increase in net insurance premiums earned was primarily attributable to growth in lender-placed business.

  Other Revenue

        Other revenue consists of the following:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Appraisal fees, net	$105,746	$81,809
Title services	51,959	30,126
Credit report fees, net	19,590	36,302
Gain (loss) on sale of fixed assets and intangible assets	10,744	(4,777)
Change in cash surrender value of life insurance	1,017	19,688
Other	235,281	168,236

Total other revenue	$424,337	$331,384

  Realized Loss on Available for Sale Investment Securities

        During the six months ended June 30, 2008, we recognized other-than temporary impairment totaling $491.9 million in our portfolio of investment securities classified as available-for-sale. This loss was recognized primarily because, based on the loss estimates embedded in the value of certain non-agency securities held in our investment portfolio, we no longer believed that it was reasonably assured that the decline in value would be recovered. This amount compares to a loss totaling $3.9 million during the six months ended June 30, 2007.

  Compensation Expenses

        Compensation expenses decreased $133.6 million, or 6%, during the six months ended June 30, 2008 as compared to the year-ago period as summarized below:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Base salaries	$1,119,157	$1,198,486
Incentive bonus and commissions	607,498	922,884
Payroll taxes and other benefits(1)	365,995	419,189
Deferral of loan origination costs	(41,817)	(356,135)

Total compensation expenses	$2,050,833	$2,184,424

(1)
Includes restructuring charges of $3.3 million during the six months ended June 30, 2008.

        Our average workforce declined from 56,856 during the six months ended June 30, 2007 to 50,386 for the six months ended June 30, 2008. The reduction was centered in our mortgage origination operations and reflects the dramatic decline of the mortgage markets which began in the third quarter of 2007. This reduction in headcount, along with reductions in the profitability of the Company's activities, upon which incentive compensation is based caused an 18% reduction in compensation expenses before deferral of loan origination costs.

        Effective January 1, 2008, we adopted SFAS 159 and have elected to account for most of our mortgage loans originated or purchased for sale at their estimated fair value. Because of this election, fees and costs are recorded in earnings as incurred instead of being deferred. Accordingly, the deferral of loan origination costs declined by 88% from the prior period.

  Occupancy and Other Office Expenses

        Occupancy and other office expenses are summarized below:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Office and equipment rentals	$131,929	$131,619
Depreciation	109,509	116,488
Utilities	76,575	81,847
Postage and courier service	54,746	52,719
Office supplies	35,735	41,912
Dues and subscriptions	25,488	30,188
Repairs and maintenance	21,304	30,850
Other(1)	36,662	47,607

Total occupancy and other office expenses	$491,948	$533,230

(1)
Includes restructuring charges of $10.6 million during the six months ended June 30, 2008.

        During the six months ended June 30, 2008, occupancy and other office expenses decreased by 8%, or $41.3 million, reflecting the reductions in our workforce discussed in Compensation Expenses, preceding.

  Insurance Claim Expenses

        Insurance claim expenses were $722.1 million during the six months ended June 30, 2008 as compared to $212.1 million during the year-ago period. The increase in insurance claim expenses was primarily the result of a $480.9 million increase in comparison to the year-ago period in the provision for mortgage reinsurance claims arising from an increase in the projection for future claims payments caused by a worsening housing market and resulting higher actual and projected default rates. The year-ago period included a $74.0 million reversal of the liability for claims losses related to the 2003 books of business, on which negligible remaining loss exposure was deemed to exist in the six months ended June 30, 2007.

  Other Operating Expenses

        Other operating expenses are summarized below:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Legal, consulting, accounting and auditing expenses	$154,940	$85,786
Operations of foreclosed real estate	146,272	35,656
Losses on servicing-related advances	136,641	32,388
Insurance commission expense	90,919	93,577
Insurance	52,437	34,602
Mortgage insurance	49,794	43,332
Taxes and licenses	42,018	35,508
Software amortization and impairment	39,228	36,800
Travel and entertainment	34,850	48,857
Other	216,896	118,350
Deferral of loan origination costs	(3,695)	(55,461)

Total other operating expenses	$960,300	$509,395

        Losses on servicing-related advances increased $104.3 million due to increases in the level of defaulted loans in the servicing portfolio.

Liquidity and Capital Resources

        Our short-term financing needs arise primarily from our holding of mortgage loans pending sale, the trading activities of our broker-dealer and our warehouse lending business. Our long-term financing needs arise primarily from our investments in our mortgage loan portfolio, MSRs and retained interests and the financial instruments acquired to manage the interest rate risk associated with those investments. The structure and mix of our debt and equity capital are driven by our strategic objectives and those of our parent, regulatory and credit rating agency requirements and capital markets conditions. These factors affect the type of financing we are able to obtain and the size of our operations.

        Our primary sources of debt include deposits taken by our Bank, FHLB advances, the public corporate debt markets, unsecured bank lines and loans, repurchase agreements and the secondary mortgage market. Our primary source of equity capital is retained earnings. From time to time, we have issued common or preferred stock, subordinated debt or other securities that receive equity-like treatment by the credit rating agencies as a means of increasing our capital base and supporting our operations. To this end, in the third quarter of 2007 we issued 20,000 shares of 7.25% Series B non-voting convertible preferred stock for an aggregate price of $2.0 billion. The preferred stock ranked senior to our common stock with respect to payment of dividends and distribution upon liquidation. The Series B non-voting convertible preferred stock was cancelled on July 2, 2008, upon completion of the acquisition of Countrywide by Bank of America. We also have $2.2 billion outstanding in junior subordinated debentures that receive varying degrees of "equity treatment" from rating agencies, bank lenders and regulators.

        In response to the disruptions in the secondary mortgage markets, we have evolved our funding structure such that it more closely resembles that of a thrift holding company rather than that of a finance company with a banking subsidiary.

        During the six months ended June 30, 2008, Standard & Poor's, Moody's Investor Services and Fitch took negative ratings actions on Countrywide. As a result, certain of our debt ratings dropped below investment grade. On July 1, 2008, following the announcement that Bank of America had completed their acquisition of Countrywide, Standard and Poor's Ratings Service (S&P) upgraded its rating of CFC and CHL from BB+ to AA, an investment grade rating. S&P also upgraded its rating of the Bank from BBB to AA+. The Rating Outlook for all three entities was changed from Credit Watch Developing to Negative. On July 1, 2008, Moody's upgraded its rating of CFC and CHL from Baa3 to Aa2. Moody's also upgraded its rating of the Bank from Baa1 to Aaa. Our Fitch rating remains unchanged.

        Following are our credit ratings as determined by the nationally recognized statistical rating organizations ("credit rating agencies") as of July 1, 2008:

	Countrywide Financial Corporation			Countrywide Home Loans			Countrywide Bank
Credit Rating Agency	Short- Term	Long- Term	Rating Outlook	Short- Term	Long- Term	Rating Outlook	Short- Term	Long- Term	Rating Outlook
Standard & Poor's	A-1+	AA	Negative	A-1+	AA	Negative	A-1+	AA+	Negative
Moody's Investors Service	P1	Aa2	Negative	P1	Aa2	Negative	P1	Aaa	Negative
Fitch	F3	BBB-	Rating Watch Evolving	F3	BBB-	Rating Watch Evolving	F3	BBB-	Rating Watch Evolving

        As noted in the preceding paragraphs, during the period of 2008 leading up to the acquisition of Countrywide by Bank of America, the rating agencies took negative actions on our debt ratings. These actions, along with the effect of developing perceptions in the media and financial marketplace regarding our prospects, affected our ability to retain and obtain financing and make securities and derivatives transactions with other institutions.

        During the second quarter:

  •
  As a result of earlier rating action on CFC and CHL's debt, we terminated our $10.4 billion secured revolving line of credit (Park Monaco)

  •
  The MBS Gestation conduit ($5 billion of committed liquidity available to CHL) matured and was not renewed

  •
  A $2.5 billion committed repurchase facility available to CHL and the Bank matured and was not renewed

  •
  The FHLB decreased its advance rates and increased its required level of over-collateralization for advances, decreasing available FHLB borrowing capacity available to us

  •
  CFC accessed two new sources of funding during the quarter—the Term Secured Lending Facility and the Primary Dealer Credit Facility—both of which were established by the Federal Reserve to provide increased liquidity to the financial markets. These programs were available to the Bank and CSC during the quarter. However, amounts borrowed by CSC were repaid on July 2, 2008, and these facilities are no longer available to CSC. The facilities remain available to the Bank.

        Because of these developments, CFC's available committed liquidity declined by $18.1 billion during the second quarter of 2008.

        Following the acquisition by Bank of America of Countrywide, we sold or assigned certain assets to various other Bank of America subsidiaries in exchange for demand notes and cash. These transactions included:

  •
  Sale of all of the partnership interests in Countrywide Home Loans Servicing, LP for approximately $19.7 billion, (Servicing LP's primary assets were approximately $15.3 billion of MSRs and $4.4 billion of reimbursable servicing advances)

  •
  Sale of certain loans held by CHL and Countrywide Commercial Real Estate for approximately $9.5 billion

  •
  Assignment of our position in a portfolio of derivative instruments held by us for approximately $1.5 billion

  •
  Sale of certain securities held by CSC for approximately $0.1 billion.

        Proceeds from these transactions were used to terminate and repay our unsecured revolving lines of credit and bank loans with maturities through 2011 for approximately $11.5 billion and to increase the capital of our Bank subsidiary by $5.5 billion. Repayment of the lines and bank loans upon completion of Bank of America's acquisition of Countrywide was required because the borrowing agreements did not allow for continued borrowings in the event of a change in control of Countrywide.

        Countrywide Bank is regulated by the Office of Thrift Supervision ("OTS") and is therefore subject to OTS capital requirements. At June 30, 2008, the Bank's regulatory capital ratios and amounts and minimum required capital ratios for the Bank to maintain a "well capitalized" status are as follows based both on its actual balances and proforma balances giving effect to the $5.5 billion capital contribution made by Bank of America on July 2, 2008:

		Actual		Proforma(2)
	Minimum Required(1)
		Ratio	Amount	Ratio	Amount
	(dollar amounts in thousands)
Tier 1 Capital	5.0%	6.9%	$8,071,716	11.1%	$13,601,716
Risk-Based Capital:
Tier 1	6.0%	11.1%	$8,071,716	18.7%	$13,601,716
Total	10.0%	12.4%	$9,016,959	20.0%	$14,545,788

(1)
Minimum required to qualify as "well capitalized."

(2)
The proforma capital ratios reflect the cash contributed to the Bank. These ratios will decrease as we reinvest the proceeds of the capital contribution into interest earning assets with higher risk weightings.

        Countrywide Bank is required by OTS regulations to maintain tangible capital of at least 1.5% of assets. However, the Bank is also required to maintain a tangible equity ratio of at least 2% to avoid being classified as "critically undercapitalized." Critically undercapitalized institutions are subject to the prompt corrective action provisions of the Financial Institution Reform Recovery and Enforcement Act of 1989. The Bank's tangible capital ratio was 6.9% and 8.0% at June 30, 2008 and December 31, 2007, respectively.

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

  Cash Flow

        Cash provided by operating activities was $15.3 billion for the six months ended June 30, 2008, compared to cash used by operating activities of $4.4 billion for the year-ago period. Cash provided by operating activities includes the proceeds from the sales and principal repayments of mortgage loans held for sale and the cash used for the origination and purchase of mortgage loans held for sale. We generally retain servicing rights and may retain other interests when these loans are sold. The recognition of the amounts retained is a non-cash investing activity. See Note 18—Supplemental Cash Flow Information in the financial statement section of this Report. In the six months ended June 30, 2008, funds used to originate and purchase mortgage loans exceeded proceeds from the sales of mortgage loans by $2.4 billion. In the year-ago period, funds used to originate and purchase mortgage loans exceeded proceeds from the sales and principal repayments of mortgage loans by $5.9 billion. Cash provided by operations was primarily due to a decrease in trading securities of $20.2 billion, partially offset by an increase in trading securities sold, not yet purchased.

        Net cash provided by investing activities was $5.3 billion for the six months ended June 30, 2008, compared to cash used by investing activities of $10.0 billion for the year-ago period. The increase in net cash provided by investing activities was attributable to a $20.6 billion increase in net proceeds from investments in other financial instruments combined with a $2.1 billion decrease in securities purchased under agreements to resell, securities borrowed, and federal funds sold, partially offset by an increase of $3.8 billion in loans held for investment compared to a decrease of $5.2 billion in the year-ago period.

        Net cash used by financing activities for the six months ended June 30, 2008 totaled $22.7 billion, compared to net cash provided by financing activities of $14.2 billion for the year-ago period. In the six months ended June 30, 2008, there was a $25.1 billion decrease in cash provided by short-term borrowings, including securities sold under agreements to repurchase. During the six months ended June 30, 2008, long-term debt decreased $7.6 billion compared to an increase in long-term debt of $2.7 billion in the six months ended June 30, 2007.

  Credit Risk Management

        A significant risk for the Company is credit risk, which is the risk that a counterparty will not perform in accordance with the contractual terms of our agreement with them. Our primary credit counterparties are our loan borrowers and counterparties in securities transactions. We balance the level of credit risk against our expected returns in determining the level of credit risk we accept in our operations.

  Lending Activities

        Our lending activities include the origination and purchase of loans for investment purposes (investment portfolio loans) and the origination and purchase of loans for sale to investors (mortgage banking).

        The following table summarizes our portfolio of loans held for investment:

	June 30, 2008
	Investment Activities	Mortgage Banking Activities	Total Unpaid Principal Balance
	(in thousands)
Mortgage loans:
Prime
Pay option and payment advantage	$25,419,072	$990,263	$26,409,335
Other	27,439,262	2,632,521	30,071,783

	52,858,334	3,622,784	56,481,118
Prime home equity	32,354,051	510,526	32,864,577
Subprime	719,602	1,734,940	2,454,542

	85,931,987	5,868,250	91,800,237
Commercial real estate	181,390	—	181,390

Total mortgage loans	$86,113,377	$5,868,250	$91,981,627

  Investment Lending Activities

        Our investment in loans held for investment generally includes mortgage loans originated or purchased for investment purposes, previously salable mortgage loans transferred from our held for sale portfolio as a result of the market disruption that began in the third quarter of 2007 and mortgage loan warehouse lending advances. Loans transferred from our held for sale portfolio are transferred at the lower of cost or estimated fair value at the date of transfer.

        Our loans held for investment relating to our mortgage banking activities include mortgage loans repurchased due to breaches of representations and warranties; government-guaranteed or insured loans repurchased from Ginnie Mae securitizations in place of continuing to advance delinquent principal and interest installments to security holders; and loans with identified defects that make them non-salable.

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

  Mortgage Loans Held for Investment in Investment Activities

        Our portfolio of mortgage loans held for investment in our investment activities consists primarily of Prime Mortgage and Prime Home Equity Loans, with unpaid principal balances that amounted to $85.9 billion at June 30, 2008.

        We have taken steps in recent years to reduce the credit risk in our investment loan portfolio by acquiring supplemental mortgage insurance coverage. As of June 30, 2008, $20.8 billion of our investment portfolio's residential loan portfolio was covered by supplemental mortgage insurance purchased on specified pools of loans, of which $14.2 billion represents first loss coverage. The maximum loss coverage available under these policies on a combined basis is $1.4 billion. While these policies generally provide for first loss coverage, some policies require premium adjustments if claims exceed specified levels. Furthermore, coverage limits vary by policy, with some policies having limits at the pool level, and others at the loan level. The effect of this insurance on our estimate of credit losses is to reduce our provision for loan losses for the six months ended June 30, 2008 by $340.1 million through the recognition of amounts recoverable from pool mortgage insurance. Our estimate of the effect of mortgage insurance on the loan loss provision contemplates the effect of claim disputes and considers the insurer's ability to pay as discussed below.

        In the past, we purchased credit enhancement from those mortgage insurance providers that had an AA- rating or equivalent from the credit rating agencies. Currently, these mortgage insurance providers have no less than an A rating. This requirement is consistent with the eligibility requirements of the government-sponsored enterprises for mortgage insurers. We continue to monitor the respective capital positions of our mortgage insurance providers to assess their claims paying ability. While the mortgage insurance industry has experienced recent adverse financial results resulting in ratings downgrades with the likelihood of further deterioration over the near term, we have concluded that claims paying ability of our mortgage insurance providers is not impaired. If we conclude that this capacity is impaired in the future, we will adjust our provisions for loan losses and the mortgage insurance recoverable asset.

        Following is a summary of our investment loan portfolio's residential mortgage loans, together with applicable mortgage insurance, by original combined loan-to-value ratio at June 30, 2008:

	June 30, 2008
Original Combined Loan-to-Value:	Unpaid Principal Balance "UPB"(1)	UPB with Lender Purchased Mortgage Insurance(2)	UPB with Borrower Purchased Mortgage Insurance
	(in thousands)
<50%	$3,952,852	$368,940	$—
50.01 - 60.00%	3,768,125	544,747	—
60.01 - 70.00%	9,708,039	2,045,408	—
70.01 - 80.00%	25,788,908	7,816,350	1,654
80.01 - 90.00%	25,026,073	6,908,610	2,597,634
90.01 - 100.00%	17,517,047	3,043,462	1,493,963
>100.00%	170,943	42,434	32,119

	$85,931,987	$20,769,951	$4,125,370

(1)
Excludes commercial real estate loans.

(2)
These amounts may include loans with borrower paid mortgage insurance.

        While new originations of these products have virtually ceased by June 30, 2008, Banking Operations holds a substantial investment in pay option ARM and payment advantage ARM loans (collectively "pay option loans").

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

        Following is a summary of pay option loans held for investment by Banking Operations:

	June 30, 2008	December 31, 2007
	(in thousands)
Total pay option loan portfolio	$25,419,072	$28,423,750

Total principal balance of pay option loans with accumulated negative amortization	$23,358,463	$25,935,223

Accumulated negative amortization (from original loan balance)	$1,382,636	$1,215,649

Unpaid principal balance of pay option loans with supplemental mortgage insurance coverage	$17,423,786	$18,374,251

Average original loan-to-value ratio(1)	76%	76%
Average refreshed loan-to-value ratio(2)	95%	—
Average original FICO score	715	717
Average refreshed FICO score	680	—
Loans underwritten with low or no stated income documentation	83%	81%
Borrowers electing to make less than full interest payments(4)	72%	81%
Loans delinquent 90 days or more(3)	12.40%	5.36%

(1)
The ratio of the amount of the loan that is secured by the property to the lower of the original appraised value or purchase price of the property.

(2)
Estimated based upon April 2008 home value indices developed by the Mortgage Risk Assessment Corporation.

(3)
Based upon unpaid principal balance.

(4)
The ratio is calculated based on borrowers who made a payment during the last month of the reporting period and made less than a full interest payment.

        The Company routinely forecasts its exposure to payment recast on negatively amortizing loans. The following assumptions were used to forecast this exposure as of June 30, 2008:

  1)
  18% Constant Prepayment Rate

  2)
  Use of forward interest rate curves to estimate interest rates in future periods

  3)
  Loans that do not pay off completely are assumed to negatively amortize 100% of the time.

        Using these assumptions as of June 30, 2008, pay option loans that are expected to reset are shown in the following table:

Twelve Months Ended June 30,	Projected Balance at Recast or Payoff
(in thousands)
2009	$174,339
2010	3,808,533
2011	6,955,560
Thereafter	2,463,522
Loans assumed to repay before recast	9,572,824

22,974,778
Loans serviced by others(1)	3,117,303

$26,092,081

(1)
We do not maintain the loan level detail necessary to project payoff dates and balances for loans serviced by others.

        The information in the table above is limited in that it was performed at a particular point in time and is subject to the accuracy of various assumptions used, including prepayment speeds, interest rates and the percentage of loans that negatively amortize.

        Our primary credit risk management tool for our portfolio of loans held for investment is the origination and purchase of loans underwritten to balance our assessment of the borrower's credit risk against the expected return on the loan. We assess a loan by considering the borrower's credit profile and the value of collateral securing the loan. Where a proposed first mortgage loan's loan-to-value ratio is higher than a specified level, which is usually 80% for conventional loans, we generally require the borrower to supplement the collateral with primary mortgage insurance.

        To minimize credit losses we actively monitor our portfolio of loans held for investment and work with borrowers who contact us or who become delinquent on their loans. Our portfolio monitoring activities may provide us with information that allows us to take actions to limit our loss exposure such as suspending borrowers' access to their home equity lines of credit when their loans or related senior liens reach a specified delinquency status or when their property values decline below a specified threshold.

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

        Our investment portfolio's nonperforming assets (comprised of non-accrual loans and foreclosed assets) and troubled debt restructurings, the allowances for credit losses and charge-offs are summarized as follows:

	June 30, 2008		December 31, 2007
	Amount	% of Investment Portfolio Loans	Amount	% of Investment Portfolio Loans
	(dollar amounts in thousands)
Nonperforming assets:
Nonaccrual loans:
With third party credit enhancements(1)	$2,086,725	1.96%	$1,272,116	1.12%
Without third party credit enhancements	3,263,833	3.06%	1,611,951	1.43%

	5,350,558	5.02%	2,884,067	2.55%
Foreclosed residential real estate	661,566	0.62%	394,859	0.35%

Total nonperforming assets	$6,012,124	5.64%	$3,278,926	2.90%

Troubled debt restructuring on accrual status (2)	$1,068,179	1.00%	$6,320	0.01%

	Amount	% of Nonaccrual Loans	Amount	% of Nonaccrual Loans
Allowances for credit losses:
Allowance for loan losses	$4,524,466		$2,141,247
Liability for losses on unfunded loan commitments	57,606		37,516
Estimated amounts recoverable from pool mortgage insurance	(895,925)		(555,803)

Allowances for credit losses, net of estimated pool mortgage insurance	$3,686,147	68.89%	$1,622,960	56.27%

(1)
Third party credit enhancements include borrower-paid mortgage insurance and pool insurance acquired by Banking Operations.

(2)
During the quarter ended March 31, 2008, we changed our accrual policy for troubled debt restructurings to take into account the borrower's recent payment performance and prospects for repayment under the modified terms when determining the loan's accrual status on the date of modification.

	Six Months Ended June 30,
	2008		2007
	Amount	Annualized Net Charge-offs as % of Average Investment Loans	Amount	Annualized Net Charge-offs as % of Average Investment Loans
	(dollar amounts in thousands)
Net charge-offs	$1,289,210	2.94%	$142,124	0.42%

        The following table shows investment loan charge-offs, net of recoveries, by product:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Prime Home Equity	$779,715	$103,059
Prime Mortgage:
Pay option and payment advantage	371,850	26,381
Other	129,031	12,684
Subprime	8,614	—

Total net charge-offs	$1,289,210	$142,124

        The increase in our nonperforming assets and charge-offs from the year-ago period was driven by the effects that declining real estate collateral values and significant tightening of available credit resulting from the market disruption that began in the third quarter of 2007 had on delinquency and default trends as well as portfolio seasoning. We expect the level of nonperforming assets and credit losses to increase, both in absolute terms and as a percentage of our loan portfolio, as current weakness in the housing market develops and as our loan portfolio continues to season.

  Mortgage Banking Portfolio Lending Activities

        The following table shows the unpaid balance of loans held for investment arising from our mortgage banking activities:

	June 30, 2008	December 31, 2007
	(in thousands)
Prime	$3,622,784	$1,768,448
Subprime	1,734,940	2,045,875
Prime Home Equity	510,526	435,695

	5,868,250	4,250,018
Defaulted FHA-insured and VA-guaranteed loans repurchased from securities	3,411,386	2,691,563

Total unpaid principal balance	$9,279,636	$6,941,581

        Our portfolio of loans held for investment arising from our mortgage banking activities includes loans that are nonsalable due to an identified defect or that we have repurchased—either to remedy a violation of a representation or warranty made in a loan sale, to minimize the cost of servicing a severely delinquent loan insured or partially guaranteed by the FHA or VA or in connection with a clean-up call (a clean-up call represents the repurchase of mortgage loans when the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans becomes burdensome in relation to the benefits of servicing).

        As discussed in the following section—Lending Activities—Sale of Loans—Representations and Warranties—we make provisions for losses that may arise from breaches of representations and warranties when we record the sale of loans and we adjust our estimates for losses quarterly. We record repurchased loans at their estimated fair value when they are repurchased and any resulting loss is charged against the liability.

        We may determine that a portion of the loans that we originate or purchase for sale will not be sold because of a defect, which may include a document deficiency or deterioration of the credit status of the loan during the period it is held for sale. Such loans are transferred to our portfolio of loans held for investment at the lower of cost or estimated fair value on an individual loan basis and any loss is recorded as a component of gain on sale of loans and securities in current period earnings. Subsequent losses that may result from deteriorations in the credit quality of the loans that have been transferred to the investment portfolio are included in our provision for loan losses.

  Mortgage Warehouse Lending Advances

        We hold a portfolio of commercial loans made to other mortgage lenders to finance their inventories pending sale to Countrywide and other lenders. Our portfolio of mortgage loan warehouse advances totaled $0.9 billion and the average loan balance was $8.3 million at June 30, 2008. These loans are underwritten by assessing the creditworthiness of the warehouse lending borrowers. This includes reviewing both borrower-provided financial information and publicly available credit rating information and press coverage, as well as understanding the borrowers' operational controls and product risk and assessments of collateral.

        We monitor the length of time that advances are outstanding against specific residential loans and may require the borrower to pay off aged advances. We also monitor the fair value of our collateral to ensure that the level of collateral posted is adequate to repay our advance in the event of default by our borrower and we require our warehouse lending borrowers to post specified levels of cash collateral to supplement the mortgage loan collateral. We also regularly review updated financial information of borrowers, including pipeline and hedging positions. We recorded $2.2 million of charge-offs related to this activity during the six months ended June 30, 2008 and no charge-offs in the year-ago period. Our advance rates and the collateral we advance funds against are limited to that which we can sell into the presently disrupted secondary market.

        Our portfolio of mortgage banking-related nonperforming assets and troubled debt restructurings includes mortgage warehouse lending advances because we engage in warehouse lending activities primarily to support our mortgage banking activities. Loans held for investment and foreclosed assets from our mortgage banking activities and the related allowance for credit losses are summarized as follows:

	June 30, 2008	December 31, 2007
	Amount	Amount
	(dollar amounts in thousands)
Nonperforming assets:
Nonaccrual loans(1)(2):
Residential
Loans held for investment—credit risk retained by Countrywide(3)	$783,979	$567,356
Commercial(4)	28,775	37,274

Total nonaccrual loans	812,754	604,630

Foreclosed assets:
Residential real estate	290,658	412,984
Commercial(4)	105	—

Total foreclosed assets	290,763	412,984

Total nonperforming assets	$1,103,517	$1,017,614

Troubled debt restructurings on accrual status	$51,957	$—

	Amount	% of Nonaccrual Loans	Amount	% of Nonaccrual Loans
Allowances for credit losses:
Allowance for loan losses(5):
Residential	$502,524	64.10%	$247,106	43.55%
Commercial(4)	8,661	30.10%	11,138	29.88%

	511,185	62.90%	258,244	42.71%
Liability for losses on unfunded loan commitments	6,048		868

Total allowances for credit losses	$517,233	63.64%	$259,112	42.85%

	Six Months Ended June 30,
	2008		2007
	Amount	Annualized Net Charge-offs as % of Average Investment Loans	Amount	Annualized Net Charge-offs as % of Average Investment Loans
	(dollar amounts in thousands)
Net charge-offs	$247,029	4.22%	$50,912	1.82%

(1)
Excludes $3,022.2 million and $2,171.1 million, at June 30, 2008 and December 31, 2007, respectively, of loans that we have the option (but not the obligation) to repurchase and we have not exercised such option. These loans are required to be reflected in our balance sheet regardless of our intention to exercise the option to repurchase the loans.

(2)
Excludes government-guaranteed mortgage loans held for investment totaling $376.4 million and $397.6 million at June 30, 2008 and December 31, 2007, respectively.

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

        The increase in our nonperforming assets and charge-offs from June 30, 2007 was driven by the impact that the weakening housing market and significant tightening of available credit had on delinquencies and default trends as well as portfolio seasoning.

  Allowance for Loan Losses

        Following is a summary of our consolidated allowance for loan losses by activity for the periods presented:

	Six months ended June 30, 2008
	Investment Portfolio
	Mortgage Lending	Commercial Real Estate	Warehouse Lending	Mortgage Banking	Total
	(dollar amounts in thousands)
Balance, beginning of period	$2,140,536	$711	$11,138	$247,106	$2,399,491
Provision for loan losses	3,326,787	5,215	—	500,275	3,832,277
Change in estimate of amounts recoverable from pool mortgage insurance	340,122	—	—	—	340,122
Charge-offs	(1,310,759)	—	(2,172)	(258,692)	(1,571,623)
Recoveries	21,549	—	—	13,835	35,384
Reclassifications and other	305	—	(305)	—	—

Balance, end of period	$4,518,540	$5,926	$8,661	$502,524	$5,035,651

Ending allowance as a percentage of loans receivable	5.3%	3.3%	1.0%	8.6%	5.4%

	Six months ended June 30, 2007
	Investment Portfolio
	Mortgage Lending	Commercial Real Estate	Warehouse Lending	Mortgage Banking	Total
	(dollar amounts in thousands)
Balance, beginning of period	$294,376	$79	$12,838	$19,524	$326,817
Provision for loan losses	365,269	120	145	79,352	444,886
Change in estimate of amounts recoverable from pool mortgage insurance	99,888	—	—	—	99,888
Charge-offs	(147,343)	—	—	(51,173)	(198,516)
Recoveries	5,219	—	—	261	5,480
Reclassifications and other	(1,113)	—	1,113	—	—

Balance, end of period	$616,296	$199	$14,096	$47,964	$678,555

Ending allowance as a percentage of loans receivable	0.9%	0.1%	0.6%	2.2%	0.9%

        The increase in the allowance and provision for loan losses is due to increased losses inherent in the loan portfolio resulting from increased level of mortgage delinquencies, defaults and loss severities, as well as downward revisions in expectations of changes in home prices.

  Lending Activities—Sale of Loans

        A significant portion of the mortgage loans that we originate or purchase are sold into the secondary mortgage markets primarily in the form of securities, and to a lesser extent as whole loans. When we sell or securitize our loans we retain varying degrees of credit risk from the representations and warranties or corporate guarantees issued or the continuing investments and/or obligations we retain, either in the form of credit-enhancing subordinated interests or through the structure of certain of our securitizations.

        Our Prime Mortgage Loans generally are sold on a non-recourse basis, while Prime Home Equity and Subprime Mortgage Loans generally were sold with limited recourse for credit losses. Regardless of whether our loans are sold with recourse, almost all of our loan sale transactions retain credit risk in the form of the representations and warranties we provide and that are customary for loan sales transactions.

  Representations and Warranties

        When we sell a loan, we make various representations and warranties relating to, among other things, the following:

  •
  our ownership of the loan

  •
  the validity of the lien securing the loan

  •
  the absence of delinquent taxes or liens against the property securing the loan

  •
  the effectiveness of title insurance on the property securing the loan

  •
  the process used in selecting the loans for inclusion in a transaction

  •
  the loan's compliance with any applicable loan criteria (e.g., loan balance limits, property type, delinquency status) established by the buyer

  •
  the condition of the property securing the loan

  •
  the existence of hazard insurance

  •
  the loan's compliance with applicable local, state and federal laws

  •
  the absence of fraud in the loan.

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

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Balance, beginning of period	$639,637	$390,111
Provisions for losses	1,183,527	90,435
Charge-offs	(286,817)	(48,723)

Balance, end of period	$1,536,347	$431,823

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

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Balance, beginning of period	$46,202	$45,425
Provisions for losses	30,339	13,318
Charge-offs	(2,553)	(2,727)

Balance, end of period	$73,988	$56,016

Corporate guarantees in excess of recorded liability, end of period	$463,416	$506,286

  Subordinated Interests

        Our exposure to credit losses related to subordinated interests is limited to the assets' carrying values plus the value of additional draws we may be required to subordinate if a rapid amortization event occurs in a securitization. We carry subordinated interests at their estimated fair values. The carrying values of our subordinated interests are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Prime home equity retained interests	$154,091	$422,681
Subprime retained interests	81,900	293,048
Subordinated mortgage-backed pass-through securities(1)	94,914	270,744
Prime residual securities	29,733	20,557

	$360,638	$1,007,030

(1)
Included with mortgage-backed pass-through securities.

        The losses absorbed by our subordinated interests are summarized as follows:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Prime home equity retained interests	$1,468,730	$194,177
Subprime retained interests	644,180	127,000
Prime residual securities	6,750	4,350

	$2,119,660	$325,527

        We estimate our liability for impairment losses related to our future draw obligations and update our estimate quarterly. Our provision for estimated losses arising from future draw obligations is recorded as a component of impairment of retained interests. The accrued liability for impairment related to future expected funding obligations under a rapid amortization event was $637.5 million as of June 30, 2008.

        Following is a summary of changes in the liability:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Beginning balance	$704,097	$—
Provision	55,967	—
Charge-offs	(122,571)	—

Ending balance	$637,493	$—

  Mortgage Loans Held for Sale

        At June 30, 2008, mortgage loans held for sale amounted to $11.8 billion. While loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional first mortgage loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees.

        Loans held for sale that have been placed on nonaccrual status include loans whose credit quality has deteriorated during the time that they have been held for sale. Nonaccrual loans held for sale totaled $288.5 million and $206.7 million at June 30, 2008 and December 31, 2007, respectively.

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

  Mortgage Reinsurance

        We provide mortgage reinsurance on certain mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we provide aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool's mortgage insurance premium. As of June 30, 2008, approximately $137.8 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At June 30, 2008, the maximum aggregate losses under the reinsurance contracts were limited to $1,264.9 million. We are required to pledge securities to cover this potential liability. The accumulated liability recorded for estimated reinsurance claims totaled $585.8 million and $148.8 million at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, the liability for reinsurance claims includes case reserves totaling $332.6 million relating to certain of the pools of loans we have reinsured.

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

        The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements, before and after collateral held by us, are as follows:

	June 30, 2008	December 31, 2007
	(in millions)
Aggregate credit exposure before collateral held	$4,107	$6,135
Less: collateral held	(1,760)	(3,873)

Net aggregate unsecured credit exposure	$2,347	$2,262

        For the six months ended June 30, 2008 and 2007 we incurred no credit losses due to non-performance of any of our counterparties.

Loan Servicing

        The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated:

	Six Months Ended June 30,
	2008	2007
	(in millions)
Beginning owned servicing portfolio	$1,451,990	$1,280,119
Add: Residential loan production(1)	132,025	243,094
Purchased MSRs (bulk acquisitions)	152	20,450
Less: Principal repayments	(121,906)	(144,454)

Ending owned servicing portfolio	1,462,261	1,399,209
Subservicing portfolio	23,024	16,263

Total servicing portfolio	$1,485,285	$1,415,472

MSR portfolio	$1,365,869	$1,304,250
Mortgage loans owned	96,392	94,959
Subservicing portfolio	23,024	16,263

Total servicing portfolio	$1,485,285	$1,415,472

(1)
Excludes purchases from third parties in which servicing rights were not acquired.

	June 30,
	2008	2007
	(dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$1,236,048	$1,173,002
Subprime Mortgage	98,862	123,438
Prime Home Equity	37,687	44,707
Government:
FHA-insured mortgage	71,066	42,781
VA-guaranteed mortgage	18,598	15,281

Total owned portfolio	$1,462,261	$1,399,209

Delinquent mortgage loans(1):
30 days	3.23%	2.73%
60 days	1.39%	1.01%
90 days or more	2.92%	1.24%

Total delinquent mortgage loans	7.54%	4.98%

Loans pending foreclosure(1)	1.72%	0.74%

Delinquent mortgage loans(1):
Conventional	4.89%	2.64%
Subprime Mortgage	28.92%	20.15%
Prime Home Equity	7.18%	3.70%
Government	12.25%	12.37%
Total delinquent mortgage loans	7.54%	4.98%
Loans pending foreclosure(1):
Conventional	1.27%	0.39%
Subprime Mortgage	8.55%	3.96%
Prime Home Equity	0.08%	0.12%
Government	1.26%	1.14%
Total loans pending foreclosure	1.72%	0.74%

(1)
Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their collection status.

        We attribute the overall increase in delinquencies in our servicing portfolio from June 30, 2007 to June 30, 2008 to increased production of loans in recent years with higher loan-to-value ratios and reduced documentation requirements, combined with a weakening housing market and significant tightening of available credit and to portfolio seasoning. We believe the delinquency rates in our servicing portfolio are consistent with rates for similar mortgage loan portfolios in the industry.

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

        Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Subprime Mortgage Loans generally were securitized with limited recourse for credit losses. During the six months ended June 30, 2008, we did not securitize any Subprime Mortgage or Prime Home Equity Loans. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests, to losses that may arise from rapid amortization events that cause subsequent draws that we are contractually required to advance to be subordinated to all other interests in these securitizations and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees.

        Under the terms of our HELOC securitizations, we make advances to borrowers when they make a subsequent draw on their line of credit and we are reimbursed for those advances from the cash flows in the securitization. This reimbursement normally occurs within a short period after the advance. However, in the event that loan losses requiring draws on monoline insurer's policies (which protect the bondholders in the securitization) exceed a specified threshold or duration, reimbursement of our advances for subsequent draws occurs only after other parties in the securitization (including the senior bondholders and the monoline insurer) have received all of the cash flows to which they are entitled. This status, known as a rapid amortization event, has the effect of extending the time period for which our advances are outstanding, and may result in Countrywide not receiving reimbursement for all of the funds advanced. We evaluate all of our HELOC securitizations for their potential to experience a rapid amortization event by estimating the amount and timing of future losses on the underlying loans and the excess spread available to cover such losses and by evaluating any estimated shortfalls in relation to contractually defined triggers.

        During the fourth quarter of 2007, our off-balance sheet obligations relating to rapid amortization events contained in our home equity line-of-credit securitizations were triggered as a result of actual and probable future losses relating to loans underlying these securitizations exceeding specified thresholds or durations. Normally, a rapid amortization event is not expected to occur and is deemed remote. However, sudden deterioration in the housing market experienced in late 2007 resulted in it becoming probable that a rapid amortization event would occur. Because of these events, we recorded impairment losses of $704.1 million in 2007 related to estimated future draw obligations on the home equity securitizations that have entered or are probable to enter rapid amortization status. During the six months ended June 30, 2008, we recorded impairment losses of $56.0 million.

        As of June 30, 2008, 18 of 57 outstanding HELOC securitizations, representing 62.2% of the unpaid principal balance of our HELOC securitizations, were subject to rapid amortization events. We have identified seven additional HELOC securitizations, representing 14.2% of the unpaid principal balance of our HELOC securitizations, were probable to become subject to rapid amortization events.

        The available credit lines for the securitizations subject to or probable to be subject to a rapid amortization event are approximately $1.7 billion at June 30, 2008. Substantially all of the remaining borrower draw periods for such securitizations ranged from 18 months to 47 months with a weighted average remaining borrower draw period of 35 months.

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

        To mitigate the amount of additional draws we are required to fund as the result of rapid amortization and, more broadly, as the result of the credit performance of all the HELOC loans we service, we are taking actions that are provided for in the borrowers' line of credit agreements, including suspending borrowers' access to existing lines of credit when their loans or related senior liens reach a specified delinquency status or when their property values decline below a specified threshold; and not extending the draw period under existing lines of credit. Where appropriate, we are also modifying and repurchasing certain loans and soliciting certain borrowers to refinance their loans.

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

        Our material contractual obligations were summarized and included in our 2007 Annual Report. There have been no material changes outside the ordinary course of our business in the contractual obligations as summarized in our 2007 Annual Report during the six months ended June 30, 2008.

Prospective Trends

  Outlook

        We believe the current environment will provide significant continuing challenges for the financial services sector, including Countrywide. Specifically, in the near term, we have experienced and are likely to continue to experience:

  •
  Continued declines in housing values

  •
  Increasing delinquencies and foreclosures

  •
  Continued disruptions in the secondary mortgage and debt capital markets and

  •
  More restrictive legislative and regulatory environments.

        As a result of these conditions, we are experiencing, among other things, the following:

  •
  Lower loan production volumes

  •
  Higher credit losses, impairment of subordinated interests and higher claims under representations and warranties

  •
  Reduced access to secondary mortgage and debt capital markets

  •
  Increased cost of debt

  •
  Reduction of availability of credit enhancements for the loans and securities we sell and invest in.

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

        Recently, we have seen broad-based declines in housing values. We expect housing values to continue to decrease during the near term which may increase our credit loss experience and which has affected our willingness to offer certain mortgage loan products. Both of these factors have and may continue to impact our results of operations.

  Secondary Mortgage Market Investor Demand

        Changes in investor demand for mortgage loans can have a significant impact on our ability to access the secondary mortgage market as a competitive outlet. In the second quarter of 2008, we saw a continuation of the illiquidity in the secondary mortgage market and a continuation of downgrades by certain credit rating agencies of large numbers of mortgage-backed securities. These factors have combined to severely decrease demand for and profitability of a large portion of the products we have historically produced. In response to these developments we have tightened our underwriting and program guidelines and substantially limited our production of non agency-eligible loans to our investment portfolio.

  Impact of Declines in Credit Performance

        With the current contraction in the U.S. housing market and the resulting declining housing prices, along with broad-based worsening of lenders' portfolio performances, we expect elevated credit losses in the near term. Since 2007, we have observed a marked decline in credit performance (as adjusted for age) for recent vintages, especially those loans with higher risk characteristics, including reduced documentation, higher loan-to-value ratios or low credit scores. Deterioration in the credit performance of these loans has resulted in materially increased credit losses, impairment of our related credit-subordinated interests, recognition of losses from rapid amortization events, higher claims under our representations and warranties and elimination of demand for our mortgage-backed securities and the availability of credit enhancements for the loans and securities we sell and invest in. We expect these factors to continue and to be reflected in future results of operations.

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

        With rising delinquency and foreclosure rates in the mortgage market, policymakers at the state and federal level are increasingly looking to enact measures to delay or halt the foreclosure process and require servicers to mitigate the impact of foreclosures on local communities. Congress is considering several pieces of legislation to stem rising foreclosures. One of the major items under consideration is a change to the bankruptcy law to allow borrowers to declare bankruptcy in order to have their loan balances reduced and other terms renegotiated (a so-called "cramdown"). In addition, federal legislation targeting mortgage servicing practices and the foreclosure process has been introduced and could be approved in 2009. At the state level, dozens of legislatures have already enacted or are preparing to enact legislation to slow the foreclosure process, up to and including consideration of foreclosure moratoria. Local governments are enacting ordinances that require servicers to better maintain real estate owned properties and that impose "impact fees" on servicers' real estate owned inventory. While providing some relief to mortgage borrowers, these measures could increase servicing costs and also could be construed as undermining legal certainty for investors, and could therefore have long term consequences for investments in mortgage-related securities, and, consequently, our operations.

        On July 30, 2008, the Housing and Economic Recovery Act of 2008 was signed into law. In part, the act provides for permanent increases in the loan limits for the FHA's Single-Family Program and the conforming loan limits for loans eligible for purchase by Fannie Mae and Freddie Mac to no more than $625,000. The act also creates a new, temporary, voluntary program within FHA to provide FHA-insured mortgages to distressed borrowers. FHA-approved lenders for these refinancings will have to accept a discount on the original loan's principal, and borrowers will have to share the new equity and any future appreciation with the FHA should they sell or refinance the property. The FHA is authorized to insure up to $300 billion in mortgages under this program, which is to begin on October 1, 2008 and end on September 30, 2011. The act contains a number of provisions reforming regulatory oversight of Fannie Mae, Freddie Mac, and the Federal Home Loan Banks (collectively "GSEs") and modernizing elements of the FHA. The act also contains provisions to stimulate housing demand through tax credits and enhancements to revenue bond programs. Because new regulations will have to be promulgated to implement the new refinancing program, the potential impacts of new regulatory oversight of the GSEs are unknown and the reactions of the market to all of these changes are uncertain, we are unable to determine to what extent these changes may affect our operations.

        The Federal Reserve has finalized new rules under the Truth-in-Lending Act and Home Ownership Equity Protection Act to strengthen disclosures and prohibit certain origination and servicing practices deemed unfair or deceptive. The new rules will take effect in 2008 and 2009. HUD unveiled in March 2008 a proposed revision to the RESPA rules to improve up front disclosures of mortgage costs, however it is not clear whether a final rule will be issued in 2008. After addressing foreclosure-related concerns, Congress and the states are expected to return their focus to matters intended to address the lending and underwriting practices that are perceived as causing the current market conditions, including:

  •
  Substantially tightening restrictions on subprime and prime lending terms and features

  •
  Imposing certain underwriting standards, up to and including suitability-style regulation of lenders and brokers

  •
  Licensing and/or registering mortgage brokers and loan originators

  •
  Increasing responsibilities of lenders and purchasers of mortgages on the secondary market.

        The legislative and regulatory risks facing the mortgage industry should remain intense throughout 2008 and into 2009.

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

        The Company began fast-track evaluation for loan modifications under Segment 2 of the ASF framework in June 2008 and the off-balance sheet accounting treatment of QSPEs that hold those loans was not affected. Other workout activities relating to subprime ARM loans include repayment plans and modifications of loans evaluated on an individual basis.

        As of June 30, 2008, the principal balance of beneficial interests issued by the QSPEs that hold subprime ARM loans totaled $57.8 billion. The fair value of beneficial interests related to those QSPEs held by CFC totaled $54.0 million as of June 30, 2008. Following is a summary of loans in QSPEs that hold subprime ARM loans as of June 30, 2008 as well as workout and payoff activity for the subprime loans by ASF categorization for the six months then-ended:

		Activity during the six months ended June 30, 2008(1)
	Balance at June 30, 2008	Payoffs	Fast-track	Other Workout Activities	Foreclosures
	(in millions)
Subprime ARM loans:
Segment 1	$5,865.1	$940.2	$—	$219.4	$0.6
Segment 2	6,450.4	304.5	411.5	750.5	—
Segment 3	10,054.7	59.4	—	3,056.4	1,358.3

Total subprime ARM loans	22,370.2	$1,304.1	$411.5	$4,026.3	$1,358.9

Other loans	32,039.2
Foreclosed real estate	3,343.7

	$57,753.1

(1)
Segment classification was done as of December 31, 2007.

Factors That May Affect Our Future Results

        On July 1, 2008, Countrywide completed its Merger with Red Oak Merger Corporation, pursuant to the terms of the previously announced merger agreement. Upon consummation of the Merger, Red Oak Merger Corporation was renamed "Countrywide Financial Corporation." As a result of the Merger, actual results may differ significantly from historical results or those anticipated.

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

        Forward-looking statements give management's expectation about the future and are not guarantees. Words like "believe," "expect," "anticipate," "promise," "plan" and other expressions or words of similar meanings, as well as future or conditional verbs such as "will," "would," "should," "could" or "may" are generally intended to identify forward-looking statements. There are a number of factors, many of which are beyond our control, that could cause actual results to differ significantly from historical results or those anticipated include, but are not limited to the following:

  •
  Changes in the Company's management, strategies, operations and business plans that occur as a result of its acquisition by Bank of America.

        Other risk factors are described in other reports and documents that we file with or furnish to the SEC including the 2007 Annual Report. Other factors that could also cause results to differ from our expectations may not be described in any such report or document. Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.

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

  Changes to Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

        See Note 26—Legal Proceedings to the consolidated financial statements for litigation and regulatory disclosures.

  Item 6. Exhibits

  (a)
  Exhibits

          See Index of Exhibits on page 102.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION (Registrant)
Dated: August 11, 2008	By:	/s/ ANDREW GISSINGER III Andrew Gissinger III Chief Executive Officer
Dated: August 11, 2008	By:	/s/ ANNE D. MCCALLION Anne D. McCallion Chief Financial Officer

COUNTRYWIDE FINANCIAL CORPORATION
FORM 10-Q
June 30, 2008
INDEX OF EXHIBITS

Exhibit No.	Description
3.3*

Certificate of Incorporation of Countrywide Financial Corporation (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008).

3.4*	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008).
4.63*

First Supplemental Indenture, dated July 1, 2008, among Red Oak Merger Corporation, the Company and The Bank of New York Mellon, as trustee, to the Subordinated Indenture between the Company, and The Bank of New York Mellon, as trustee, dated as of May 16, 2006 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008).

4.64*

First Supplemental Indenture, dated July 1, 2008, among Red Oak Merger Corporation, the Company, Countrywide Home Loans, Inc. ("CHL"), and The Bank of New York Mellon, as trustee, to the Indenture between the Company, CHL, and The Bank of New York, as trustee, dated as of February 1, 2005 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008).

4.65*

Second Supplemental Indenture, dated July 1, 2008, among Red Oak Merger Corporation, CHL, the Company, and The Bank of New York Mellon, as trustee, to the Indenture between Countrywide Funding Corporation, Countrywide Credit Industries, Inc., and The Bank of New York, as trustee dated as of January 1, 1992, as supplemented by First Supplemental Indenture, dated as of June 15, 1995, among CHL (formerly Countrywide Funding Corporation), the Company (formerly Countrywide Credit Industries, Inc.), and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008).

4.66*

First Supplemental Indenture, dated July 1, 2008, among Red Oak Merger Corporation, CHL, the Company, and The Bank of New York Mellon, as trustee, to the Indenture between CHL, Countrywide Credit Industries, Inc., and The Bank of New York, as trustee dated as of December 1, 2001 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008).

4.67*

First Supplemental Indenture, dated July 1, 2008, among Red Oak Merger Corporation, the Company, CHL, Bank of America Corporation, and The Bank of New York Mellon, as trustee, to the Indenture between the Company, CHL, and The Bank of New York, as trustee, dated as of May 22, 2007 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008).

Exhibit No.	Description
4.68*

Second Supplemental Indenture, dated July 1, 2008, among Red Oak Merger Corporation, the Company, CHL, and The Bank of New York Mellon, as trustee, to the Subordinated Indenture between the Company, CHL, and The Bank of New York, as trustee, dated as of April 11, 2003, as supplemented by the First Supplemental Indenture, dated as of April 11, 2003, among the Company, CHL, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008).

4.69*

Second Supplemental Indenture, dated July 1, 2008, among Red Oak Merger Corporation, the Company, and The Bank of New York Mellon, as trustee, to the Junior Subordinated Indenture between the Company, and The Bank of New York, as trustee, dated as of November 8, 2006, as supplemented by the Supplemental Indenture, dated as of November 8, 2006, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008).

4.70*

First Supplemental Indenture, dated July 1, 2008, among Red Oak Merger Corporation, CHL, the Company, and The Bank of New York Mellon, as trustee, to the Indenture among CHL, Countrywide Credit Industries, Inc. and The Bank of New York, as trustee, dated as of June 4, 1997 (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008).

4.71*

Second Supplemental Trust Deed, dated July 1, 2008, among Red Oak Merger Corporation, the Company, CHL, and Deutsche Trustee Company Limited, as trustee, to the Trust Deed among the Company, CHL, and Deutsche Trustee Company Limited, as trustee, dated as of August 15, 2005, as supplemented and restated by First Supplemental Trust Deed, dated as of August 31, 2006, among CHL, the Company, and Deutsche Trustee Company Limited, as trustee (incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008).

4.72*

Fifth Supplemental Trust Deed, dated July 1, 2008, among Red Oak merger Corporation, CHL, the Company, and Deutsche Trustee Company Limited, as trustee, to the Trust Deed among CHL, the Company (formerly Countrywide Credit Industries, Inc.), and Bankers Trustee Company Limited, as trustee, dated as of May 1, 1998, as supplemented and restated by Fourth Supplemental Trust Deed, dated as of January 29, 2002, among CHL, the Company (formerly Countrywide Credit Industries, Inc.), and Deutsche Trustee Company Limited, as trustee (incorporated by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008).

4.73*

First Supplemental Note Deed Poll, dated July 1, 2008, between Red Oak Merger Corporation and the Company to the Note Deed Poll by the Company, dated as of April 29, 2005 (incorporated by reference to Exhibit 4.11 to the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008).

+10.118	The Company's Change in Control Severance Plan (As Amended and Restated June 24, 2008).
+10.119	First Amendment dated June 18, 2008 to the Company's 401(k) Savings and Investment Plan, as amended and restated effective January 1, 2007.
12.1	Computation of the Ratio of Earnings to Fixed Charges.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*
Incorporated by reference

+
Constitutes a management contract or compensatory plan or arrangement

QuickLinks

COUNTRYWIDE FINANCIAL CORPORATION FORM 10-Q June 30, 2008 TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Financial Statements
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Note 1—Basis of Presentation
  Note 2—Subsequent Events—Merger and Subsequent Transactions with Bank of America Corporation
  Note 3—Adoption of New Accounting Pronouncements
  Note 4—(Loss) Earnings Per Share
  Note 5—Fair Value
  Note 6—Derivative Financial Instruments
  Note 7—Mortgage Loans Held for Sale
  Note 8—Trading Securities and Trading Securities Sold, Not Yet Purchased
  Note 9—Securities Purchased Under Agreements to Resell, Securities Borrowed and Federal Funds Sold
  Note 10—Loans Held for Investment, Net
  Note 11—Investments in Other Financial Instruments, at Estimated Fair Value
  Note 12—Mortgage Servicing Rights, at Estimated Fair Value
  Note 13—Other Assets
  Note 14—Deposit Liabilities
  Note 15—Securities Sold Under Agreements to Repurchase
  Note 16—Notes Payable
  Note 17—Regulatory and Agency Capital Requirements
  Note 18—Supplemental Cash Flow Information
  Note 19—Net Interest Income
  Note 20—Restructuring Charges
  Note 21—Pension Plans
  Note 22—Segments and Related Information
  Note 23—Summarized Financial Information
  Note 24—Borrower and Investor Custodial Accounts
  Note 25—Loan Commitments
  Note 26—Legal Proceedings
  Note 27—Recently Issued Accounting Pronouncements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Credit Risk Management
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits
SIGNATURES